Form 10-Q
period 2005-06-30
First Business Financial Services, Inc.
filed 2005-08-12
CIK 1305399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2005
Commission file number 000-51028
FIRST BUSINESS FINANCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-1576570

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Charmany Drive Madison, WI	53719

(Address of Principal Executive Offices)	(Zip Code)
(608) 238-8008

Telephone number
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on August 1, 2005 was 2,423,605 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX – FORM 10-Q

PART I. Financial Information
Item 1. – Financial Statements
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2005	2004
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$12,146	$8,644
Interest-bearing deposits	13	27

Cash and cash equivalents	12,159	8,671
Securities available-for-sale, at fair value	89,871	66,445
Loans and leases receivable, net:
Held for sale	—	137
Held for investment	485,742	469,801
Leasehold improvements and equipment, net	1,148	1,247
Foreclosed properties	650	665
Cash surrender value of life insurance	7,622	7,441
Goodwill and other intangibles	2,872	2,896
Accrued interest receivable and other assets	4,775	5,648

Total assets	$604,839	$562,951

Liabilities and Stockholders’ Equity
Deposits	$510,572	$474,677
Securities sold under agreement to repurchase	588	678
Federal Home Loan Bank and other borrowings	33,149	29,303
Junior subordinated debentures	10,310	10,310
Other liabilities	9,706	9,806

	564,325	524,774

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $10 par value, 10,000 Series A shares and 10,000 Series B shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 8,000,000 shares authorized, 2,435,462 and 2,429,182 shares issued, 2,418,539 and 2,412,409 outstanding in 2005 and 2004, respectively	24	24
Additional paid-in capital	22,529	22,426
Retained earnings	19,598	17,229
Accumulated other comprehensive loss	(1,250)	(1,118)
Treasury stock (16,923 and 16,773 shares in 2005 and 2004, respectively), at cost	(387)	(384)

Total stockholders’ equity	40,514	38,177

Total liabilities and stockholders’ equity	$604,839	$562,951

See accompanying Notes to Consolidated Unaudited Financial Statements.

Consolidated Statements of Income

		(Unaudited)
	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2005	2004	2005	2004
	(In Thousands, Except Share Data)
Interest income:
Loans and leases	$8,043	$6,217	$15,254	$12,222
Securities income:
Taxable	772	543	1,463	1,067
Fed funds sold and other	48	34	102	73

Total interest income	8,863	6,794	16,819	13,362
Interest expense:
Deposits	3,824	2,282	7,062	4,675
Notes payable and other borrowings	256	179	434	369
Guaranteed trust preferred securities	223	223	444	444

Total interest expense	4,303	2,684	7,940	5,488

Net interest income	4,560	4,110	8,879	7,874
Provision for loan and lease losses	—	—	65	—

Net interest income after provision for loan and lease losses	4,560	4,110	8,814	7,874

Non-interest income:
Service charges on deposits	214	250	428	500
Credit, merchant and debit card fees	43	38	81	71
Loan fees	133	125	278	255
Gain on sale of 50% owned joint venture	—	—	973	—
Increase in cash surrender value of bank-owned life insurance	93	40	181	84
Trust and investment services fee income	244	179	526	342
Written option income	—	—	—	7
Other	53	148	96	211

Total non-interest income	780	780	2,563	1,470

Non-interest expense:
Compensation	2,148	1,948	4,355	3,934
Occupancy	264	216	489	463
Equipment	117	132	238	251
Data processing	276	188	476	367
Marketing	231	170	394	272
Professional fees	411	139	626	449
Other	299	322	743	640

Total non-interest expense	3,746	3,115	7,321	6,376

Minority interest in net (income) loss of consolidated subsidiary	—	(3)	—	(9)

Income before income tax expense	1,594	1,772	4,056	2,959
Income tax expense	517	683	1,409	1,084

Net income	$1,077	$1,089	$2,647	$1,875

Earnings per share:
Basic	$0.45	$0.51	$1.10	$0.90
Diluted	0.44	0.48	1.07	0.85
Dividends declared per share	0.12	0.10	0.12	0.10
See accompanying Notes to Unaudited Consolidated Financial Statements.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	loss	stock	Total
	(Dollars in thousands, except share data)
Balance at December 31, 2003, as restated	$20	$14,108	$13,861	$(1,978)	$(35)	$25,976
Comprehensive income:
Net income	—	—	1,875	—	—	1,875
Unrealized securities losses arising during the year					—	—
net of minority interest	—	—	—	(709)		(709)
Unrealized derivatives gains arising during the year	—	—	—	421	—	421
Reclassification adjustment for realized loss on derivatives	—	—	—	732	—	732
Income tax effect	—	—	—	(98)	—	(98)

Comprehensive income						2,221
Cash dividends ($0.10 per share)	—	—	(236)	—	—	(236)
Conversion of BBG shares (336,205 shares)	3	7,730	—	—	—	7,733
Treasury stock purchased (14,973 shares)	—	—	—	—	(281)	(281)
Stock options exercised (62,010 shares)	1	332	—	—	—	333

Balance at June 30, 2004	$24	$22,170	$15,500	$(1,632)	$(316)	$35,746

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	loss	stock	Total
	(Dollars in thousands, except share data)
Balance at December 31, 2004	$24	$22,426	$17,229	$(1,118)	$(384)	$38,177
Comprehensive income:
Net income	—	—	2,647	—	—	2,647
Unrealized securities losses arising during the year	—	—	—	(650)	—	(650)
Unrealized derivatives gains arising during the year	—	—	—	84	—	84
Reclassification adjustment for realized loss on derivatives	—	—	—	300	—	300
Income tax effect	—	—	—	134	—	134

Comprehensive income						2,515
Cash dividends ($0.11 per share)	—	—	(278)			(278)
Treasury stock purchased (150 shares)	—	—	—	—	(3)	(3)
Stock options exercised (6,280 shares)	—	103	—	—	—	103

Balance at June 30, 2005	$24	$22,529	$19,598	$(1,250)	$(387)	$40,514

See accompanying Notes to Unaudited Consolidated Financial Statements.

Consolidated Statement of Cash Flows

	Six Months Ended
	June 30,
	2005	2004
	(In Thousands)
Operating Activities
Net income	$2,647	$1,875
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(1,823)	1,347
Provision for loan and lease losses	65	—
Depreciation, amortization and accretion, net	413	359
Written option income	—	(7)
Sale of loans originated for sale	137	18
Increase in cash surrender value of bank-owned life insurance	(181)	(84)
Gain on sale of loans originated for sale	(1)	—
Gain on sale of 50% owned joint venture	(973)	—
Minority interest in net income of consolidated subsidiaries	—	9
(Increase) decrease in accrued interest receivable and other assets	(967)	762
Increase in accrued expenses and other liabilities	2,145	789

Net cash provided by operating activities	1,462	5,068

Investing activities
Proceeds from maturities of available-for-sale securities	13,700	6,299
Proceeds from sale of 50% owned joint venture	2,100	—
Purchases of available-for-sale securities	(37,120)	(9,122)
Net increase in loans and leases	(16,100)	(15,955)
Purchases of leasehold improvements and equipment	(27)	(213)

Net cash used in investing activities	(37,447)	(18,991)

Financing activities
Net increase in deposits	35,895	17,979
Net increase (decrease) in FHLB line of credit	(11,154)	5,696
Net increase (decrease) in short-term borrowed funds	14,910	(4,284)
Exercise of stock options	103	333
Cash dividends	(278)	(236)
Purchase of treasury stock	(3)	(281)

Net cash provided by financing activities	39,473	19,207

Net increase in cash and cash equivalents	3,488	5,284
Cash and cash equivalents at beginning of period	8,671	12,465

Cash and cash equivalents at end of period	$12,159	$17,749

Supplementary cash flow information
Cash paid or credited to accounts:
Interest on deposits and borrowings	$7,797	$5,627
Income taxes	2,142	607

Non-cash transactions:
Loans transferred to foreclosed properties	650	—
Deconsolidation of trust preferred securities	—	10,310
Acquisition of minority shares of BBG:
Increase in common stock and paid-in capital	—	7,733
Elimination of minority interest	—	(4,392)
Settlement of written option liability	—	(654)
Increase in goodwill and other intangible assets	—	(2,689)
Other	—	2
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Principles of Consolidation.
The unaudited consolidated financial statements include the accounts and results of First Business Financial Services, Inc. (“FBFS” or “the Corporation”), and its wholly-owned subsidiaries, First Business Bank (“FBB”), and First Business Bank – Milwaukee. All significant intercompany balances and transactions have been eliminated in consolidation.
Note 2 – Basis of Presentation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included.
In conformity with GAAP, management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could experience significant changes in the near-term include the allowance for loan and lease losses, the value of foreclosed property, lease residuals, the value of property under operating leases, derivative financial instruments, hedging activities and accrued and deferred income taxes. The results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2005. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Report on Form 10 for the year ended December 31, 2004.
Recent Accounting Changes.
Changes in Accounting Principle. On May 5, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154 Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154, which is effective for accounting changes made in fiscal years beginning after December 15, 2005, requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The future impact of adoption of SFAS No. 154 cannot be predicted at this time.
Stock Options. On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), which is a revision of the SFAS 123, Accounting for Stock-based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R), which is effective for FBFS beginning January 1, 2006, requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value at the grant date. The cost is then recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). This statement eliminates the alternative to APB Opinion No. 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.
Accordingly, the adoption of SFAS No. 123(R)’s fair value method could have an impact on the results of operations, although it will have no impact on the overall financial position. The future impact of unvested options issued prior to adoption of SFAS No. 123(R) will approximate the pro forma calculation below.

Proforma Stock Option Information. The following table illustrates what the Corporation’s net income and earnings per share would have been had compensation cost for the Corporation’s stock option plans been determined based on the fair value at the date of grant for awards under the stock option plans. As allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure— an amendment of SFAS 123,” the Corporation accounts for stock-based compensation cost under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion 25), and related Interpretations, under which no compensation cost has been recognized for any periods presented, except with respect to restricted stock awards. Compensation expense for employee stock options is not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant as such options would have no intrinsic value at the date of grant.

	Six Months Ended
	June 30,
	2005	2004
	(Dollars in Thousands, Except Share Data)
Net Income
As reported	$2,647	$1,875
Compensation expense under the fair value method	179	106
Pro forma	2,468	1,769

Earnings Per Share — Basic
As reported	1.10	0.90
Compensation expense under the fair value method	0.08	0.05
Pro forma	1.02	0.85

Earnings Per Share — Diluted
As reported	1.07	0.85
Compensation expense under the fair value method	0.05	0.03
Pro forma	1.02	0.82

	Three Months Ended
	June 30,
	2005	2004
	(Dollars in Thousands, Except Share Data)
Net Income
As reported	$1,077	$1,089
Compensation expense under the fair value method	90	53
Pro forma	987	1,036

Earnings Per Share — Basic
As reported	0.45	0.51
Compensation expense under the fair value method	0.04	0.03
Pro forma	0.41	0.48

Earnings Per Share — Diluted
As reported	0.44	0.48
Compensation expense under the fair value method	0.04	0.03
Pro forma	0.40	0.45

The fair value of each option granted is estimated using the minimum value method on the grant date using the Black-Scholes option-pricing model which considers the risk free rate of return based upon 10 year treasury obligations, a 10 year expected life and dividends, if any are declared, but does not consider expected volatility. Option holders have 10 years in which to exercise their options and must exercise vested options upon employment termination. Compensation amounts are amortized over the vesting period of the options in accordance with the vesting terms of the stock options agreements. The per share weighted average fair value of stock options granted during 2005 and 2004 was $8.18 and $7.56, respectively.
For purposes of providing the pro forma disclosures required under SFAS 123, the fair value of stock options granted as of June 30, 2005 and December 31, 2004 was estimated at the date of grant using a Black-Scholes option pricing model, which was originally developed for use in estimating the fair value of traded options that have different characteristics from the Corporation’s employee stock options. The model is also sensitive to changes in the subjective assumptions that can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock.
The table below discusses the weighted average fair values for options granted as of June 30, 2005 and 2004.

	Six Months Ended
	June 30,
	2005	2004

Expected dividend yield	0.92%	n/a
Risk free interest rate	4.13-4.21%	4.38%
Expected lives	10 years	10 years
Note 3 – Sale of 50% Owned Joint Venture
     On January 4, 2005, FBB sold its 50% interest in m2 Lease Funds, LLC (“m2”), in a cash sale to the owner of the other 50% interest. In this individually negotiated transaction, cash proceeds from the sale were $2.1 million and resulted in an approximate before tax gain of $973,000. On January 18, 2005, all secured loans from FBB to m2 were paid in full. FBB no longer holds any equity interest in m2 and has no continuing involvement with m2.
Note 4 – Goodwill and Other Intangible Assets.
Goodwill is not amortized but is subject to impairment tests on at least an annual basis. No impairment loss was necessary in 2004 or through June 30, 2005. At June 30, 2005, goodwill was $2,689,000. There was no change in the carrying amount of goodwill for the six months ended June 30, 2005, as shown below:

	Three and Six Months Ended
	June 30,
	2005	2004
	(In Thousands)
Balance at beginning of period	$2,689	$—
Goodwill acquired	—	2,689

Balance at end of period	$2,689	$2,689

The Corporation has other intangible assets that are amortized consisting of core deposit intangibles and other intangibles, consisting of a purchased client list from a purchased trust business.
Changes in the gross carrying amount, accumulated amortization and net book value of core deposits and other intangibles were as follows:

	Six Months Ended
	June 30,
	2005	2004
	(In Thousands)
Core deposit intangibles:

Gross carrying amount	$145	$145
Accumulated amortization	(40)	(22)

Net book value	$105	$123

Additions during the year	$—	$—
Amortization during the period	(18)	(19)

Other intangibles:

Gross carrying amount	$120	$120
Accumulated amortization	(42)	(30)

Net book value	$78	$90

Additions during the year	$—	$—
Amortization during the year	(6)	(6)

	Three Months Ended
	June 30,
	2005	2004
	(In Thousands)
Core deposit intangibles:

Gross carrying amount	$145	$145
Accumulated amortization	(40)	(22)

Net book value	$105	$123

Additions during the year	$—	$—
Amortization during the period	(9)	(9)

Other intangibles:

Gross carrying amount	$120	$120
Accumulated amortization	(42)	(30)

Net book value	$78	$90

Additions during the year	$—	$—
Amortization during the year	(3)	(3)
The following table shows the current period and estimated future amortization expense for amortized intangible assets:

	Core
	Deposit	Other
	Intangibles	Intangibles	Total
Six months ended June 30, 2005	$18	$6	$24

Estimate for the six months ended December 31, 2005	14	6	20

Estimate for the year ended December 31,
2006	24	12	36
2007	18	12	30
2008	13	12	25
2009	10	12	22

	$65	$48	$113

Note 5 – Securities.
The amortized cost and estimated fair values of securities available-for-sale are as follows (in thousands):

	As of June 30, 2005
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
Securities available-for-sale	cost	gains	losses	fair value
	(In Thousands)
FHLB stock and other	$2,857	$—	$—	$2,857
U.S. Government agencies	4,198	—	(54)	4,144
Collateralized mortgage obligations	84,020	8	(1,158)	82,870

	$91,075	$8	$(1,212)	$89,871

	As of December 31, 2004
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
Securities available-for-sale	cost	gains	losses	fair value
	(In Thousands)
FHLB stock and other	$2,811	$—	$—	$2,811
U.S. Government agencies	3,275	—	(22)	3,253
Collateralized mortgage obligations	60,873	41	(533)	60,381

	$66,959	$41	$(555)	$66,445

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at June 30, 2005. Such securities have declined in value due to current interest rate environments and not credit quality and do not presently represent realized losses. The Corporation has the ability to and anticipates that these securities, which have been in a continuous loss position but are not other-than-temporarily impaired, will be kept in the portfolio until maturity. If held until maturity, it is anticipated that the investments will be realized with no loss. If the Corporation determines that any of the above securities are deemed other-than-temporarily impaired, the impairment loss will be recognized in the income statement.
A summary of unrealized loss information for investment securities, categorized by security type follows (in thousands):

	As of June 30, 2005
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
	(In Thousands)
U.S. Government agencies	$3,216	$54	$—	$—	$3,216	$54
Collateralized mortgage obligations	51,825	608	28,446	550	80,271	1,158

	$55,041	$662	$28,446	$550	$83,487	$1,212

The Corporation has not sold any available-for-sale securities for any of the periods shown and has therefore not realized any gains or losses on such transactions.

At June 30, 2005 and December 31, 2004, securities with a fair value of approximately $34,499,000 and $39,895,000, respectively, were pledged to secure public deposits, securities under arrangements to repurchase, and borrowings.
Included in other comprehensive income is $690,000 at June 30, 2005 and $498,000 at June 30, 2004, relating to the gross current year change in unrealized holding losses and gains, respectively for available-for-sale securities.
Note 6 – Loans and Allowance for Loan and Lease Losses
Loan and lease receivables consist of the following (in thousands):

	As of June 30,	As of December 31,
	2005	2004
	(In thousands)
First mortgage loans:
Commercial real estate	$234,567	$215,605
Construction	44,130	41,910
Multi-family	23,947	17,786
1-4 family	23,965	22,814

	326,609	298,115

Commercial business loans	124,648	136,482
Direct financing leases	21,305	25,583
Second mortgage loans	7,485	5,563
Credit card and other	12,380	10,743

	492,426	476,486

Less:
Allowance for loan and lease losses	6,437	6,375
Deferred loan fees	247	310

	$485,742	$469,801

An analysis of the allowance for loan and lease losses is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
Allowance at beginning of period	$6,444	$6,812	$6,375	$6,811
Charge-offs:
Mortgage
Commercial	—	—	—	(3)
Lease	—	—	—	—
Consumer	(9)	—	(9)	—

Total charge-offs	(9)	—	(9)	(3)
Recoveries:
Mortgage	—	—	1	—
Commercial	2	1	5	5
Lease	—	113	—	113
Consumer	—	—	—	—

Total recoveries	2	114	6	118
Net recoveries (charge-offs)	(7)	114	(3)	115
Provision	—	—	65	—

Allowance at end of period	$6,437	$6,926	$6,437	$6,926

Allowance to gross loans and leases	1.31%	1.49%	1.31%	1.49%
Note 7 — Deposits

	As of June 30,		As of December 31,
	2005		2004
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
	(Dollars in Thousands)
Transaction accounts:
Demand deposits	$36,393	0.00%	$40,835	0.00%
Negotiable order of withdrawal (“NOW”) accounts	47,117	2.97	38,017	1.16

	83,510		78,852

Money market accounts	107,210	3.14	88,324	2.27
Certificates of deposit:
0.00% to 1.99%	8,793	1.58	100,385	1.68
2.00% to 2.99%	91,748	2.55	96,882	2.31
3.00% to 3.99%	107,928	3.42	34,854	3.37
4.00% and greater	111,383	4.41	75,380	4.58

	319,852		307,501

	$510,572		$474,677

Note 8 – Borrowings

	As of June 30,
	2005
		Weighted	Weighted
		Average	Average
	Balance	Balance	Rate
	(Dollars in Thousands)
Fed funds purchased and securities sold under agreement to repurchase	$13,588	$7,536	2.92%
FHLB advances	12,649	11,672	2.79
Junior subordinated debentures/Trust preferred securities	10,310	10,310	8.61
Line of credit	2,500	1,403	4.42
Subordinated note payable	5,000	5,000	5.20

	$44,047	$35,921	4.89%

Short-term borrowings	$27,192
Long-term borrowings (due beyond one year)	16,855

	$44,047

	As of December 31,
	2004
		Weighted	Weighted
		Average	Average
	Balance	Balance	Rate
	(Dollars in Thousands)
Fed funds purchased and securities sold under agreement to repurchase	$678	$2,231	2.20%
FHLB advances	23,803	22,807	1.91
Junior subordinated debentures/Trust preferred securities	10,310	10,310	8.67
Line of credit	500	665	3.76
Subordinated note payable	5,000	5,000	4.62

	$40,291	$41,013	3.99%

Short-term borrowings	$23,434
Long-term borrowings (due beyond one year)	16,857

	$40,291

Note 9 – Derivatives

	As of June 30,				As of December 31,
	2005				2004
	(In thousands)
	Notional	Maturity	Fixed	Variable	Notional	Maturity	Fixed	Variable
	Amount	Date	Rate	Rate	Amount	Date	Rate	Rate

Fair Value Hedges:
Callable receive-fixed interest rate swaps	$10,000	January, 2010	4.25%	3.38%	$10,000	January, 2010	4.25%	2.48%
Callable receive-fixed interest rate swaps	10,000	February, 2010	4.35	3.24	10,000	February, 2010	4.35	2.42
Callable receive-fixed interest rate swaps	10,000	February, 2011	4.10	3.31	—	—	—	—
Callable receive-fixed interest rate swaps	10,000	November, 2010	4.00	3.24	10,000	November, 2010	4.00	2.42

Cash Flow Hedges:
Pay-fixed interest rate swaps	10,000	October, 2006	3.94	3.04	10,000	October, 2006	3.94	2.25
Pay-fixed interest rate swaps	10,000	November, 2006	3.75	3.14	10,000	November, 2006	3.75	2.25
Pay-fixed interest rate swaps	10,000	December, 2006	4.94	3.43	10,000	December, 2006	4.94	2.51
Pay-fixed interest rate swaps	874	April, 2009	5.24	2.98	960	April, 2009	5.24	2.25
Pay-fixed interest rate swaps	4,783	June, 2011	5.49	3.01	4,823	June, 2011	5.49	2.26

Total derivatives used for interest rate risk management and designated in SFAS 133 relationships	$75,657				$65,783

The fair value of derivatives represented an unrealized loss of $699,000 at June 30, 2005 and $1,053,000 at December 31, 2004.
Note 10 — Earnings Per Share
Basic earnings per share for the three and six months ended June 30, 2005 and 2004 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effect of dilutive securities is computed using the treasury stock method.

	Three Months Ended June 30,
	2005	2004
Numerator:
Net income	$1,076,970	$1,089,276

Numerator for basic earnings per share— income available to common stockholders	1,076,970	1,089,276

Numerator for diluted earnings per share— income available to common stockholders	1,076,970	1,089,276

Denominator:
Denominator for basic earnings per share—weighted-average common shares outstanding	2,418,220	2,149,079

Effect of dilutive securities:
Employee stock options	44,900	74,639
BBG employee stock options	—	4,753
Option liability	—	30,003

Denominator for diluted earnings per share—adjusted weighted-average common shares and assumed conversions	2,463,120	2,258,474

Basic earnings per share	$0.45	$0.51
Diluted earnings per share	0.44	0.48

	Six Months Ended June 30,
	2005	2004
Numerator:
Net income	$2,646,916	$1,875,474

Numerator for basic earnings per share— income available to common stockholders	2,646,916	1,875,474

(Income) expense option liability		(7,000)

Numerator for diluted earnings per share— income available to common stockholders	2,646,916	1,868,474

Denominator:
Denominator for basic earnings per share—weighted-average common shares outstanding	2,416,052	2,085,407

Effect of dilutive securities:
Employee stock options	46,836	71,543
BBG employee stock options	—	3,777
Option liability	—	30,003

Denominator for diluted earnings per share—adjusted weighted-average common shares and assumed conversions	2,462,888	2,190,730

Basic earnings per share	$1.10	$0.90
Diluted earnings per share	1.07	0.85

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Factors
     This quarterly report (Form 10-Q) contains or incorporates by reference various forward-looking statements concerning the Corporation’s prospects that are based on the current expectations or beliefs of management. Forward-looking statements may also be made by the Corporation from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective” and similar expressions and verbs in the future tense, are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Corporation’s control that could cause the Corporation’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Corporation: general economic conditions; legislative and regulatory initiatives; increased competition and other effects of deregulation and consolidation of the financial services industry; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; general economic developments; acts of terrorism and developments in the war on terrorism; and changes in the quality or composition of loan and investment portfolios. See also the factors regarding future operations discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations", below.
Overview
     The following discussion and analysis is presented to assist in the understanding and evaluation of the Corporation’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction with the Form 10-Q. The presentation focuses on the three and six months ended June 30, 2005 and the comparable periods in 2004.

Results of Operations
Comparison of Three and Six Months Ended June 30, 2005 and 2004
     General. Net income for the three months ended June 30, 2005 decreased $12,000 and increased $772,000 for the six months ended June 30, 2005 from $1.1 million and $1.9 million, respectively, in the same periods in 2004 to $1.1 million and $2.6 million. The three months ended June 30, 2005 included an increase of $2.1 million in interest income which was offset by increases of $1.6 million in interest expense and $631,000 in non-interest expense as compared to the same period in the prior year. The six months ended June 30, 2005 included a gain on the sale of the 50% equity investment in a leasing joint venture, m2 Lease Funds, LLC (“m2”), of $973,000. In addition to the gain on sale of the equity investment, interest income increased $3.5 million and trust and investment services fee income increased $184,000. These components that caused an increase in net income for the six month period were partially offset by increases in interest expense of $2.5 million and an increase in non-interest expense of $945,000. Diluted earnings per share for the three months ended June 30, 2005 decreased to $0.44 from $0.48 for the same period in 2004. This was largely attributable to the increase in weighted average shares outstanding resulting from the exercise of the written option by BBG shareholders in 2004. Diluted earnings per share for the six months ended June 30, 2005 increased to $1.07 from $0.85 largely as a result of an increase in net income. The returns on average assets and average stockholders’ equity for the three and six months ended June 30, 2005 were 0.71% and 0.89%, respectively, as compared to 0.83% and 0.72%, respectively, for the same period in 2004.
     Net Interest Income. Net interest income increased $450,000, or 10.9%, and $1.0 million, or 12.76% to $4.6 million and $8.9 million for the three and six months ended June 30, 2005 from $4.1 million and $7.9 million for the same periods in 2004. The improvement in net interest income for the three months ended June 30, 2005 was due to an increase in average earning assets offset by a decrease in net interest margin as compared to the same period in 2004. The improvement in net interest income for the six months ended June 30, 2005 was due to an increase in average interest earning assets. The net interest margin decreased from 3.22% for the three months ended June 30, 2004 to 3.13% for the same period in 2005. The decrease in the net interest margin was the result of the increase in yields paid on interest-bearing liabilities outpacing the increase in yields earned on interest-earning assets. This was also reflected in the decrease in the interest rate spread from 2.92% from the three months ended June 30, 2004 to 2.74% for the same three month period in 2005. The net interest margin remained unchanged at 3.11% for the six months ended June 30, 2005 from the same period in 2004. The interest rate spread decreased to 2.73% from 2.80% for the six months ended June 30, 2005 as compared to the same period in 2004.
     Interest income on interest-earning assets increased $2.1 million and $3.5 million to $8.9 million and $16.8 million for the respective three and six months ended June 30, 2005 from $6.8 million and $13.4 million for the same periods in 2004. In particular, interest income on loans and leases increased $1.8 million to $8.0 million and $3.0 million to $15.3 million for the respective three and six months ended June 30, 2005 from $6.2 million and $12.2 million for the same periods in 2004. For both three and six month periods ended June 30, 2005, this was due to an increase in average loans and leases outstanding of $40.7 million and $34.9 million, or 9.1% and 7.9%, respectively, accompanied by an increase in average yields earned on loans and leases to 6.53% and 6.31% from 5.58% and 5.53%, respectively, caused by a rise in market rates. Also contributing to the increase in income on interest earning assets was an increase in income on mortgage related securities of $260,000 and $467,000 from $491,000 and $943,000 for the respective three and six months ended June 30, 2004 to $751,000 and $1.4 million for the same periods in 2005. This increase was due to an increase in the average balance of mortgage related securities of $25.2 million and $23.0 million from $56.9 million and $55.4 million for the respective three and six months ended June 30, 2004 to $82.1 million and $78.4 million for the same periods in 2005 accompanied by an increase in average yields on such securities from the same respective periods of 3.45% and 3.41% in 2004 to 3.66% and 3.60% in 2005.
     The average balance of loans increased in all but the consumer loan categories as of the three and six months ended June 30, 2005. Total average loan growth amounted to $47.1 million and $41.3 million, or 10.6% and 9.3%, for the respective three and six month periods, which was driven largely by growth in mortgage loans which includes commercial real estate, construction and multi-family loans. For the three and six months ended June 30, 2005, the average balance of mortgage loans grew $32.2 million, or 10.9%, and $25.5 million, or 8.9%, from $294.7 million and $293.0 million to $326.9 million and $318.5 million. The weighted average yield in commercial loans experienced a 253 basis point increase for the three months ended June 30, 2005 from the same period in 2004 principally due to two factors. The first component of this increase was additional interest income of $110,000 from borrowers who had broken loan covenants which contractually increased their interest yield as provided for in the loan document. The second factor for this increase in commercial loan interest income was an increase of approximately 200 basis points in the average prime rate for the three months ended June 30, 2005 to 5.9% from 4.0% for the same period in 2004. The growth in commercial real estate, construction and multi-family loans has largely been the result of attracting new clients in both of the Banks’ two principal markets. Management expects that commercial real estate and commercial loan markets will experience loan growth in the mid to high single digits in 2005 based on expectations of continued success in attracting new clients in the Banks’ markets and modest economic growth that should strengthen over the next few quarters in those markets.
     The growth in the average balance of mortgage-related securities as of the three and six months ended June 30, 2005, from the same periods in 2004 of $25.2 million and $23.0 million, respectively, stemmed from a purchase of roughly $20.0 million of such securities, as interest rates have become more attractive in those securities resulting from rising mortgage rates. It is the Corporation’s policy to diversify assets and part of that diversification includes an investment portfolio that is approximately 10.0% of total assets. This contributed to an increased yield in mortgage-related securities for the three and six months ended June 30, 2005 as compared to the same periods in 2004 from 3.45% to 3.66% and 3.41% to 3.60%, respectively.
     Interest expense increased $1.6 million and $2.5 million to $4.3 million and $7.9 million, respectively, for the three and six months ended June 30, 2005 from $2.7 million and $5.5 million for the same periods in 2004. These increases were primarily due to respective $1.5 million and $2.4 million increases in interest expense on deposits for the three and six months ended June 30, 2005 with the weighted average rate increasing, respectively, from 2.26% and 2.33% to 3.21%and 3.02% from the same periods in 2004. The increases in interest expense were largely due to rising rates on deposits accompanied by increases in average interest-bearing deposits of $72.8 million and $65.6 million for the three and six month periods or 18.0% and 16.3% for the respective periods from $404.0 million and $401.6 million for the three and six months ended June 30, 2004 to $476.8 million and $467.2 million for the same periods in 2005. These increases were largely a result of growth in average certificates of deposit of $31.2 million and $30.5 million from $286.0 million and $284.3 million for the three and six months ended June 30, 2004 to $317.2 million and $314.8 million for the same periods in 2005, primarily acquired through deposit brokers. These increases were partially offset by decreases in the average balance of Federal Home Loan Bank (“FHLB”) advances, used as another source of funding, of $17.4 million and $11.1 million from $24.7 million and $22.7 million for the respective three and six months ended June, 2004 to $7.4 million and $11.7 million for the same periods in 2005, or (70.2)% and (48.6)%, respectively, with the average cost of such advances of 3.89% and 2.79% in 2005 as compared to 1.78% and 2.01% for the same periods in 2004. The overall weighted average cost of borrowings increased from 3.78% and 3.87% for the three and six months ended June 30, 2004 to 5.22% and 4.89% for the same periods in 2005. This was a result of increases in other categories of funding as well as increases in interest rates from both periods in 2004.
     The Banks’ strategies continue to focus on developing deeper relationships through the sale of products and services that meet clients’ needs accompanied by incentive programs that encourage the growth of deposits. Specific deposit initiatives include service and retention calling programs, increased advertising and identification of high growth potential individuals and businesses. Additionally, the Banks’ use of wholesale funding in the form of deposits generated through distribution channels other than the Corporation’s own bank locations allows the Banks to gather funds across a wider geographic base at pricing levels considered attractive.
     Provision for Loan and Lease Losses. The provision for loan and lease losses increased $65,000 from $0 for the six months ended June 30, 2004 to $65,000 for the same period in 2005 and was unchanged at $0 for both respective three month periods. The primary reason for the increase for the six month period in 2005 is due to the growth in the loan and lease portfolio and an increase in assets classified substandard of $219,000 from $5.5 million at December 31, 2004 to $5.8 million at June 30, 2005 as compared to a decrease of $321,000 in assets classified substandard from $5.0 million at December 31, 2003 to $4.6 million at June 30, 2004. The increase in assets classified substandard at June 30, 2005 was offset by a decrease in non-performing assets of $1.1 million from December 31, 2004 while the decrease in assets classified substandard at June 30, 2004 was accompanied by a decrease in non-performing assets of $1.2 million from December 31, 2003. In order to establish the levels of the allowance for loan and lease losses, management regularly reviews its historical charge-off migration analysis and an analysis of the current level and trend of several factors that management believes provides an indication of losses in the loan and lease portfolio. These factors include delinquencies, volume, average size, average risk rating, technical defaults, geographic concentrations, industry concentrations, loans and leases on the management attention list, experience in the credit granting functions and changes in underwriting standards. The charge-off activity for these periods is inconsequential.
     Non-Interest Income. Non-interest income, consisting primarily of deposit and loan related fees as well as fees earned for trust and investment services, remained the same for the three months ended June 30, 2005 as compared to the same period in 2004 and increased $1.1 million, or 74.4%, to $2.6 million for the six months ended June 30, 2005 from $1.5 million for the same period in 2004. The primary contributors to the increase for the six months ended June 30, 2005 were the gain on sale of $973,000 from the Corporation’s 50% owned joint venture, m2 and a $184,000 increase in trust and investment services fee income from FBB’s trust and investment services area due to successful efforts to increase trust assets under management. Money transferred in from new and existing clients as well as market appreciation contributed to the increase in trust assets managed. In addition to this, there was an increase of $97,000 in the cash surrender value of bank-owned life insurance for the six months ended June 30, 2005 as compared to the same period in 2004 due to the purchase of additional bank-owned life insurance. These increases were partially offset by decreases in other income of $115,000 which represents income from the equity earnings of the 50% owned joint venture for the six months ended June 30, 2004 which was sold January 4, 2005. Also contributing to the decrease was a decrease in service charges on demand deposit accounts of $72,000. While non-interest income remained unchanged for the three months ended June 30, 2005 as compared to the same period in the prior year, slight increases in non-interest income items were offset largely by a decrease in other non-interest income of $95,000 which was also attributable to income from m2 which was reported for the same period in the prior year.
     Non-Interest Expense. Non-interest expense increased $631,000 and $945,000, or 20.3% and 14.8%, to $3.7 million and $7.3 million for the three and six months ended June 30, 2005 from $3.1 million and $6.4 million in the same periods for 2004. A significant portion of these increases for the three and six month periods ended June 30, 2005 as compared to the same periods in 2004 was due to increases of $200,000 and $421,000 in employee salaries and benefits reflecting additions to staff. Professional and consulting fees increased $272,000 and $177,000 for the three and six months ended June 30, 2005 due to additional fees associated with the Corporation’s process to register its common stock with the Securities and Exchange Commission. Marketing increased $61,000 and $121,000 for the three and six month periods as a result of loan, deposit, and general marketing campaigns. Data processing increased $88,000 and $109,000 for the three and six month periods largely to keep pace with internal growth as well as overall technology in the industry. Other expenses increased $103,000 for the six months ended June 30, 2005 from $640,000 for the same period in 2004 to $743,000 largely due to an impairment of $98,000 in an investment in a community housing project. Occupancy increased $48,000 and $26,000 for the three and six months ended June 30, 2005 as compared to the same periods in 2004. These increases were offset by decreases of $15,000 and $13,000 in equipment for the three and six month periods as compared to the same periods in the prior year.
     Minority Interest. The consolidated financial statements for the three and six months ended June 30, 2004 included the accounts of FBFS, its wholly-owned subsidiaries and its 51% share of BBG prior to the acquisition of all of the minority interests in BBG shares effective June 1, 2004. Minority interest in net income of consolidated subsidiary represents the 49% minority ownership interest in BBG. Minority interest in net income for the respective periods in 2004 was $3,000 and $9,000.

     Income Taxes. Income tax expense was $517,000 and $1.4 million for the three and six months ended June 30, 2005, with effective rates of 32.4% and 34.7%, compared to $683,000 and $1.1 million for the same periods in 2004, with effective rates of 38.5% and 36.6%. The effective tax rates for both periods of 2005 have declined from the same periods in 2004 primarily due to certain costs which are not tax deductible related to the acquisition of the remaining shares of BBG in June 2004. Also contributing to the reduction was an increase in the amount of non-taxable income from bank-owned life insurance in 2005.
     Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread. The tables on the following pages show the Corporation’s average balances, interest, average rates, net interest margin and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. The average balances are derived from average daily balances.

	Three Months Ended June 30,
	2005			2004
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)
Interest—Earning Assets
Mortgage loans	$326,868	$4,867	5.96%	$294,709	$4,085	5.54%
Commercial loans	139,433	2,831	8.12	122,932	1,719	5.59
Leases	22,756	295	5.18	24,375	374	6.14
Consumer loans	3,731	50	5.40	3,671	39	4.29

Total loans receivable	492,788	8,043	6.53	445,687	6,217	5.58
Mortgage-related securities	82,092	751	3.66	56,872	491	3.45
Investment securities	4,155	30	2.86	5,856	52	3.55
Federal Home Loan Bank stock	2,816	38	5.40	2,352	34	5.70
Fed funds sold and other	142	1	2.82	74	0	1.02
Interest bearing deposits	16	—	0.00	50	0	1.94

Total interest-earning assets	582,009	8,863	6.09	510,891	6,794	5.32
Non-interest-earning assets	21,614			14,152

Total assets	$603,623			$525,043

Interest—Bearing Liabilities
NOW accounts	$52,197	$346	2.65	$46,256	$112	0.97
Money market	107,396	823	3.07	71,728	450	2.51
Certificates — regular	274,600	2,262	3.29	244,896	1,541	2.52
Certificates — large	42,607	393	3.69	41,115	179	1.74

Total deposits	476,800	3,824	3.21	403,995	2,282	2.26
Junior subordinated debentures	10,310	223	8.65	10,310	223	8.65
FHLB advances	7,364	72	3.89	24,720	110	1.78
Other borrowings	19,051	185	3.88	7,460	69	3.70

Total interest-bearing liabilities	513,525	4,303	3.35	446,485	2,684	2.40
Non-interest-bearing liabilities	50,276			43,237

Total liabilities	563,801			489,722
Minority interest in 51% owned subsidiary	—			3,962
Stockholders’ equity	39,822			31,360

Total liabilities and Stockholders’ equity	$603,623			$525,043

Net interest income/interest rate spread		$4,560	2.74%		$4,110	2.92%

Net interest-earning assets	$68,484			$64,406

Net interest margin			3.13%			3.22%

Ratio of average interest-earning assets to average interest- earning liabilities	1.13			1.14

Return on average assets	0.71%			0.83%

Return on average equity	10.82%			13.89%

Average equity to average assets	6.60%			5.97%

Non-interest expense to average assets	2.48%			2.37%

(1) The average balances of loans and leases include non-performing loans and leases, interest of which is generally recognized on a cash basis.

(2) Includes amortized cost basis of assets held and available for sale.

	Six Months Ended June 30,
	2005			2004
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)
Interest—Earning Assets
Mortgage loans	$318,500	$9,114	5.72%	$292,970	$7,649	5.22%
Commercial loans	138,386	5,435	7.85	121,699	3,756	6.17
Leases	23,988	630	5.25	23,972	738	6.16
Consumer loans	2,696	75	5.56	3,652	79	4.33

Total loans receivable	483,569	15,254	6.31	442,293	12,222	5.53
Mortgage-related securities	78,427	1,410	3.60	55,388	943	3.41
Investment securities	4,373	62	2.84	6,983	124	3.55
Federal Home Loan Bank stock	2,795	76	5.44	2,334	73	6.21
Fed funds sold and other	1,580	16	2.03	60	0	0.96
Interest bearing deposits	62	1	2.51	52	0	1.32

Total interest-earning assets	570,806	16,819	5.89	507,110	13,362	5.27
Non-interest-earning assets	22,460			13,903

Total assets	$593,266			$521,013

Interest—Bearing Liabilities
NOW accounts	$51,612	$632	2.45	$46,224	$210	0.91
Money market	100,843	1,495	2.97	71,041	896	2.52
Certificates — regular	273,133	4,287	3.14	242,538	3,198	2.64
Certificates — large	41,619	648	3.11	41,761	371	1.78

Total deposits	467,207	7,062	3.02	401,564	4,675	2.33
Junior subordinated debentures	10,310	444	8.61	10,310	444	8.61
FHLB advances	11,672	163	2.79	22,724	228	2.01
Other borrowings	13,939	271	3.89	9,032	141	3.12

Total interest-bearing liabilities	503,128	7,940	3.16	443,630	5,488	2.47
Non-interest-bearing liabilities	50,822			42,967

Total liabilities	553,950			486,597
Minority interest in 51% owned subsidiary	—			3,555
Stockholders’ equity	39,316			30,861

Total liabilities and Stockholders’ equity	$593,266			$521,013

Net interest income/interest rate spread		$8,879	2.73%		$7,874	2.80%

Net interest-earning assets	$67,678			$63,480

Net interest margin			3.11%			3.11%

Ratio of average interest-earning assets to average interest- earning liabilities	1.13			1.14

Return on average assets	0.89%			0.72%

Return on average equity	13.47%			12.15%

Average equity to average assets	6.63%			5.92%

Non-interest expense to average assets	2.47%			2.45%

(1) The average balances of loans and leases include non-performing loans and leases, interest of which is generally recognized on a cash basis.

(2) Includes amortized cost basis of assets held and available for sale.

Financial Condition
     General. The total assets of FBFS increased $42.8 million, or 7.4%, to $604.8 million at June 30, 2005 from $563.0 million at December 31, 2004. This increase was funded primarily by net increases in deposits of $36.1 million. This growth is generally invested in securities and loans and leases receivable.
     Securities. Securities available-for-sale increased $23.4 million at June 30, 2005 from December 31, 2004 as a result of purchases of $37.1 million net of maturities of $13.7 million during the year. Mortgage-related securities consisted largely of agency-backed mortgage-derivative securities in the form of REMICSs.
     Loans and Leases Receivable. Total net loans and leases increased $15.9 million to $485.7 million at June 30, 2005 from $469.8 million at December 31, 2004. The activity in the loan and lease portfolio consisted of originations of $149.3 million and purchases of $6.4 million offset by principal repayments of $139.8 million and an increase in the allowance for loan and lease losses of $62,000. Deferred loan fees declined $63,000 to $247,000 at June 30, 2005 from $310,000 at December 31, 2004. The primary reason for this decrease was a decrease in loans originated in the Corporation’s asset-based lending subsidiary from the prior year ended December 31, 2004 to the six months ended June 30, 2005 accompanied by increased payoff activity in the prior period as compared to the six months ended June 30, 2005. The increased payoff activity in the prior period resulted in accelerated deferred loan fee amortization for those loans that were paid off.
     Deposits. As of June 30, 2005, deposits increased $35.9 million to $510.6 million from $474.7 million at December 31, 2004. The increase during the six months ended June 30, 2005 was largely attributable to an increase of $18.9 million in money market accounts accompanied by an increase in certificates of deposit of $12.4 million and an increase of $4.7 million in transaction accounts, respectively. The weighted average cost of deposits increased to 3.02% at June 30, 2005 from 2.45% at December 31, 2004.
     Borrowings. The Corporation had borrowings of $44.0 million as of June 30, 2005, largely consisting of FHLB advances of $12.6 million which had a weighted average rate of 2.79%. Fed funds purchased and securities sold under agreement to repurchase totaled $13.6 million and had a weighted average rate of 2.92%. The Corporation also had a $2.5 million line of credit with a weighted average rate of 4.42%, a $5.0 million subordinated note payable which carried a weighted average rate of 5.20% and junior subordinated debentures of $10.3 million with a weighted average rate of 8.61%. Borrowings increased $3.7 million during the six months ended June 30, 2005. Maturing FHLB advances of approximately $12.9 million were replaced with Fed funds of approximately $11.2 million along with the availability of deposits for funding. At December 31, 2004, FHLB advances were $23.8 million with a weighted average rate of 1.91%. Fed funds purchased and securities sold under agreement to repurchase totaled $678,000 and had a weighted average rate of 2.20%. The Corporation’s line of credit of $500,000 had a weighted average rate of 3.76%, the subordinated note payable carried a weighted average rate of 4.62% and junior subordinated debentures of $10.3 million had a weighted average rate of 8.67%.
     Stockholders’ Equity. As of June 30, 2005, stockholders’ equity was $40.5 million or 6.7% of total assets. Stockholders’ equity increased $2.3 million during the six months ended June 30, 2005 primarily as a result of comprehensive income of $2.5 million, which includes net income of $2.6 million and an accumulated other comprehensive loss of $132,000 and stock options exercised of $103,000. These increases were partially offset by dividends paid of $278,000 and treasury stock purchases of $3,000. As of December 31, 2004, stockholders’ equity totaled $38.2 million or 6.8% of total assets.
     During the six months ended June 30, 2005, options for 6,280 shares of common stock were exercised at a weighted-average price of $16.34 per share.

Asset Quality
     Non-performing Assets. Non-performing assets consists of non-accrual loans and leases of $1.2 million as of June, 2005, or 0.31% of total assets, as compared to $2.9 million, or 0.52% of total assets, as of December 31, 2004. This represents a decrease of $1.1 million in non-performing assets largely due to the receipt of $750,000 from the sale of printing equipment which was part of the collateral for a non-accrual lease which had a carrying value of $1.1 million as of December 31, 2004. Management believes it will receive payment in full on the lease.
     The Corporation’s non-accrual loans and leases consist of the following at June 30, 2005 and December 31, 2004, respectively.

	As of June 30,	As of December 31,
	2005	2004
	(Dollars in Thousands)
Non-accrual loans	$711	$696
Non-accrual leases	507	1,566

Total non-accrual loans and leases	1,218	2,262
Foreclosed properties and repossessed assets, net	650	665

Total non-performing assets	$1,868	$2,927

Performing troubled debt restructurings	$—	$—

Total non-accrual loans and leases to total loans and leases	0.25%	0.47%
Total non-performing assets to total assets	0.31	0.52
Allowance for loan and lease losses to total loans and leases	1.31	1.34
Allowance for loan and lease losses to non-accrual loans and leases	528.49	281.83
     At June 30, 2005, the Banks had a total of $5.8 million in assets classified substandard as compared to $5.5 million at December 31, 2004. This increase of $300,000 is primarily attributable to the addition of a foreclosed property which was formerly a first and second mortgage secured by a borrower’s residence in the amount of $650,000. The foreclosure took place in May, 2005. The property is located in Eagle, Wisconsin and FBB – Milwaukee believes it will be able to sell the property at or above its carrying amount. The majority of the decrease in substandard assets that offset the addition of the foreclosed property was a lease with a net carrying value of $115,000 upgraded from substandard due to its performance in accordance with contractual terms.
     Included in assets classified substandard are loans and leases of $4.6 million and $507,000, respectively at June 30, 2005 and the above foreclosed property with a net carrying value of $650,000. There are two substandard loans with a net carrying value greater than $1.0 million as of June 30, 2005. The first is a $1.5 million loan to a concrete contractor. The second is a $1.5 million loan to a plastic injection molding company. This loan was subsequently paid in full on July 11, 2005. The loan to the concrete contractor is current as of June 30, 2005. As of December 31, 2004, assets classified substandard with a net carrying value of greater than $1.0 million included the above loan to a plastic injection molding company with a net carrying value of $1.3 million and a loan to a metal stamping company with a net carrying value of $1.7 million. The second loan was removed from the substandard classification as a result of performance in accordance with contractual terms.

     The following represents information regarding the Corporation’s impaired loans:

	As of June 30,	As of December 31,
	2005	2004
	(In Thousands)
Impaired loans and leases with impairment reserves required	$1,184	$2,262

Less:
Impairment reserve
(included in allowance for loan and lease losses)	378	470

Net impaired loans and leases	$806	$1,792

Average impaired loans and leases	$1,739	$2,112

Interest income attibutable to impaired loans and leases	80	177

Interest income recognized on impaired loans and leases	13	85
     Loan charge-offs were $9,000 for the three and six months ended June 30, 2005 and were $0 for the same periods in 2004, respectively. Recoveries for the three and six months ended June 30, 2005 were $2,000 and $6,000 and were $114,000 and $118,000 for the same periods in 2004, respectively. The higher level of recoveries in 2004 resulted from a recovery of $114,000 from a lease to a printer of wall boards for manufactured housing that had been charged off in 2002.
     A summary of the activity in the allowance for loan and lease losses follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
Allowance at beginning of period	$6,444	$6,812	$6,375	$6,811
Charge-offs:
Mortgage Commercial	—	—	—	(3)
Lease	—	—	—	—
Consumer	(9)	—	(9)	—

Total charge-offs	(9)	—	(9)	(3)
Recoveries:
Mortgage	—	—	1	—
Commercial	2	1	5	5
Lease	—	113	—	113
Consumer	—	—	—	—

Total recoveries	2	114	6	118
Net recoveries (charge-offs)	(7)	114	(3)	115
Provision	—	—	65	—

Allowance at end of period	$6,437	$6,926	$6,437	$6,926

Allowance to gross loans and leases	1.31%	1.49%	1.31%	1.49%
Liquidity and Capital Resources
     During the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003, the Banks did not make dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations and that any future projected dividends from the Banks will be sufficient to meet the Corporation’s liquidity needs. The Corporation’s principal liquidity requirements at June 30, 2005 are the repayment of a short-term borrowing of $2.5 million and interest payments due on subordinated debentures and the junior subordinated debentures during 2005. The Corporation expects to meet its liquidity needs through existing cash flow sources, its bank line of credit and/ or dividends received from the Banks. The Corporation and its subsidiaries continue to have a strong capital base and the Corporation’s regulatory capital ratios continue to be significantly above the defined minimum regulatory ratios.
     FBFS manages its liquidity to ensure that funds are available to each of its Banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation’s own cash requirements are met. The Banks maintain liquidity by obtaining funds from several sources.
     The Banks’ primary sources of funds are principal and interest repayments on loans receivable and mortgage-related securities, FHLB advances, deposits and other borrowings such as federal funds and Federal Home Loan Bank advances. The scheduled repayments of loans and the repayments of mortgage-related securities are a predictable source of funds. Deposit flows and loan repayments, however, are greatly influenced by general interest rates, economic conditions and competition.
     Brokered deposits are used by the Banks, which allows them to gather funds across a larger geographic base at price levels considered attractive. Access to such deposits allows the flexibility to not pursue single service deposit relationships in markets that have experienced some unprofitable pricing levels. Brokered deposits account for $262.6 million and $246.7 million of deposits as of June 30, 2005 and December 31, 2004, respectively. Brokered deposits are utilized to support asset growth and are generally a lower cost source of funds when compared to the interest rates that would need to be offered in the local markets to generate a sufficient level of funds. In addition, the administrative costs associated with brokered deposits are considerably less than the administrative costs that would be incurred to administer a similar level of local deposits. Although local market deposits are expected to increase as new client relationships are established and as existing clients increase the balances in their deposit accounts, the usage of brokered deposits will likely remain. In order to provide for ongoing liquidity and funding, all of the brokered deposits are certificates of deposit that do not allow for withdrawal, at the option of the depositor, before the stated maturity. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure so that at least 90 days of maturities would be funded through other means, including but not limited to advances from the Federal Home Loan Bank, replacement with higher cost local market deposits or cash flow from borrower repayments and security maturities.
     The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. Management believes that its Banks have an acceptable liquidity percentage to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
     Under Federal law and regulation, the Banks are required to meet certain tier 1 and risk-based capital requirements. Tier 1 capital generally consists of stockholders’ equity plus certain qualifying debentures and other specified items less intangible assets such as goodwill. Risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations.
     As of June 30, 2005 and 2004, the most recent notification from the Federal Deposit Insurance Corporation and the state of Wisconsin Department of Financial Institutions (DFI) categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. The qualification results in lower assessment of FDIC premiums, among other benefits.
In addition, the Banks exceeded minimum net worth requirement of 6.0% as required by the State of Wisconsin at December 31, 2004 and 2003.
The following table summarizes the Corporation and Banks’ capital ratios and the ratios required by its federal regulators at June 30, 2005, December 31, 2004 and June 30, 2004, respectively:

					Minimum Required
			Minimum Required		to be Well
			for Capital		Capitalized Under
	Actual		Adequacy Purposes		FDIC Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
As of June 30, 2005:

Total capital
(to risk-weighted assets)
Consolidated	$60,172	11.25%	$42,787	8.00%	N/A	N/A
First Business Bank	52,565	11.33	37,116	8.00	$46,395	10.00%
First Business Bank — Milwaukee	8,507	11.65	5,839	8.00	7,299	10.00

Tier 1 capital
(to risk-weighted assets)
Consolidated	$48,735	9.11%	$21,393	4.00%	N/A	N/A
First Business Bank	47,281	10.19	18,558	4.00	$27,837	6.00%
First Business Bank — Milwaukee	7,592	10.40	2,920	4.00	4,380	6.00

Tier 1 capital
(to average assets)
Consolidated	$48,735	8.11%	$24,030	4.00%	N/A	N/A
First Business Bank	47,281	9.11	20,770	4.00	$25,962	5.00%
First Business Bank — Milwaukee	7,592	9.09	3,342	4.00	4,177	5.00

					Minimum Required
			Minimum Required		to be Well
			for Capital		Capitalized Under
	Actual		Adequacy Purposes		FDIC Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2004:

Total capital
(to risk-weighted assets)
Consolidated	$57,775	11.12%	$41,550	8.00%	N/A	N/A
First Business Bank	49,089	10.68	36,164	8.00	$45,205	10.00%
First Business Bank — Milwaukee	8,185	12.45	5,259	8.00	6,574	10.00

Tier 1 capital
(to risk-weighted assets)
Consolidated	$46,400	8.93%	$20,775	4.00%	N/A	N/A
First Business Bank	43,801	9.50	18,082	4.00	$27,123	6.00%
First Business Bank — Milwaukee	7,360	11.20	2,629	4.00	3,944	6.00

Tier 1 capital
(to average assets)
Consolidated	$46,400	8.30%	$22,365	4.00%	N/A	N/A
First Business Bank	43,801	9.18	19,430	4.00	$24,287	5.00%
First Business Bank — Milwaukee	7,360	10.09	2,918	4.00	3,648	5.00

					Minimum Required
			Minimum Required		to be Well
			for Capital		Capitalized Under
	Actual		Adequacy Purposes		FDIC Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
As of June 30, 2004:

Total capital
(to risk-weighted assets)
Consolidated	$54,623	11.12%	$39,293	8.00%	N/A	N/A
First Business Bank	46,291	10.74	34,475	8.00	$43,094	10.00%
First Business Bank — Milwaukee	8,334	13.97	4,772	8.00	5,965	10.00

Tier 1 capital
(to risk-weighted assets)
Consolidated	$43,474	8.85%	$19,647	4.00%	N/A	N/A
First Business Bank	40,895	9.49	17,238	4.00	$25,856	6.00%
First Business Bank — Milwaukee	7,588	12.72	2,386	4.00	3,579	6.00

Tier 1 capital
(to average assets)
Consolidated	$43,474	8.30%	$20,956	4.00%	N/A	N/A
First Business Bank	40,895	9.06	18,046	4.00	$22,558	5.00%
First Business Bank — Milwaukee	7,588	10.69	2,838	4.00	3,547	5.00
Contractual Obligations
     The following table summarizes the Corporation’s contractual cash obligations and other commitments at June 30, 2005.

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Dollars in Thousands)
Operating lease obligations	$5,494	$534	$1,066	$1,066	$2,829
Fed funds purchased and securities repurchase agreements	13,588	13,588	—	—	—
Time deposits	319,852	182,478	87,660	39,517	10,197
Line of Credit	2,500	2,500	—	—	—
Subordinated debt	5,000	—	—	—	5,000
Junior subordinated debentures	10,310	—	—	—	10,310
FHLB advances	12,649	11,104	1,029	11	505
Other long-term liabilities	—	—	—	—	—

Total contractual obligations	$369,393	$210,204	$89,755	$40,593	$28,841

Off-balance Sheet Arrangements
As of June 30, 2005 the Corporation had outstanding commitments to originate $153.5 million of loans and commitments to extend funds to or on behalf of clients pursuant to standby letters of credit of $13.3 million. Commitments to extend funds typically have a term of less than one year; however the Banks have $53.5 million of commitments which extend beyond one year. No losses are expected as a result of these funding commitments. The Banks have entered into agreements with certain brokers that provide blocks of funds at specified interest rates for agreed upon fees. The Banks also utilize interest rate swaps for the purposes of interest rate risk management. Such instruments are discussed in Note 9 to the Consolidated Financial Statements. Management believes adequate capital and liquidity are available from various sources to fund projected commitments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary function of asset liability management is to provide liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities within specified maturities and/or repricing dates. Interest rate risk is the imbalance between interest-earning assets and interest-bearing liabilities at a given maturity or repricing date, and is commonly referred to as the interest rate gap (the “gap”). A positive gap exists when there are more assets than liabilities maturing or repricing within the same time frame. A negative gap occurs when there are more liabilities than assets maturing or repricing within the same time frame. During a period of rising interest rates, a negative gap over a particular period would tend to adversely affect net interest income over such a period, while a positive gap over a particular period would tend to result in an increase in net interest income.
     The Corporation’s strategy for asset and liability management is to maintain an interest rate gap that minimizes the impact of interest rate movements to the net interest margin by maintaining a favorable match between the maturities and repricing dates of interest-earning assets and interest-bearing liabilities. This strategy is monitored by the respective Banks’ Asset/Liability Management Committees, in accordance with policies approved by the respective Banks’ Boards. These committees meet regularly to review the sensitivity of the Corporation’s assets and liabilities to changes in interest rates, liquidity needs and sources, and pricing and funding strategies.
     The Corporation uses two techniques to measure interest rate risk. The first is simulation of earnings. The balance sheet is modeled as an ongoing entity whereby future growth, pricing, and funding assumptions are implemented. These assumptions are modeled under different rate scenarios that include a simultaneous, instant and sustained change in interest rates.
     The second measurement technique used is static gap analysis. This technique measures the difference between the amount of interest-earning assets maturing and/or repricing and the amount of interest-bearing liabilities and interest rate swaps maturing and/or repricing in specified time periods. A significant repricing gap could result in a large impact on net interest margin during periods of changing interest rates.
     The Corporation’s asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation’s cumulative gap position at June 30, 2005 has not changed materially since December 31, 2004.
Item 4 – Controls and Procedures
     In accordance with Rule 13a-15b under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation’s management evaluated, with the participation of the Corporation’s Chief Executive Officer along with its Senior Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Corporation’s Chief Executive Officer and the Corporation’s Senior Vice President and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of the date of such evaluation in timely alerting them to material information relating to the Corporation, including its consolidated subsidiaries, required to be included in the Corporation’s periodic filings with the Securities and Exchange Commission, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.
     There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     From time to time, the Corporation and its subsidiaries are engaged in legal proceedings in the ordinary course of their respective businesses. Management believes that any liability arising from any such proceedings currently existing or threatened will not have a material adverse effect on the Corporation’s financial position, results of operations, and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) None.
     (b) None.
     (c) None.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders was held May 2, 2005. There were 2,418,539 shares of common stock that could be voted, and 1,413,778 shares present at the meeting by holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the results of items voted on:

	Number of Shares
	For	Against	Abstained
Election of Directors for a three-year term expiring in 2008:

Jerome J. Smith	1,409,499	—	4,279

Leland C. Bruce	1,406,811	—	6,967

Loren D. Mortenson	1,406,127	—	7,651

Appointment of KPMG as independent auditors for the year ending December 31, 2005	1,374,903	1,630	37,245
Item 5. Other Information.
     None.
Item 6. Exhibits.
(31.1) Certification of the Chief Executive Officer.

(31.2) Certification of the Senior Vice President and Chief Financial Officer.

(32) Certification of the Chief Executive Officer and Senior Vice President and Chief
Financial Officer pursuant to 18 U.S.C. paragraph 1350.

Signatures
     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.

By: /s/ Jerome J. Smith

Jerome J. Smith
Director and Chief Executive Officer

August 12, 2005