Form 10-Q
period 2005-09-30
First Business Financial Services, Inc.
filed 2005-11-21
CIK 1305399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-51028

First Business Financial Services, Inc.
(Exact name of Registrant as specified in its charter)

Wisconsin	39-1576570
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

401 Charmany Drive, Madison, Wisconsin 53719
(Address of principal executive offices) (Zip Code)

(608) 238-8008
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes          No   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share, outstanding as of November 18, 2005: 2,435,008 shares

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX – FORM 10-Q

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	Page
Consolidated Balance Sheets as of September 30, 2005 and	4
December 31, 2004 (restated)
Consolidated Statements of Income for the Three and Nine Months Ended	5
September 30, 2005 and 2004 (restated)
Consolidated Statements of Changes in Shareholders’ Equity and	6
Comprehensive Income for the Nine Months Ended September 30, 2005 and 2004 (restated)
Consolidated Statements of Cash Flows for the Nine Months Ended	7
September 30, 2005 and 2004 (restated)
Notes to Unaudited Consolidated Financial Statements (restated)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations	25
Financial Condition	32
Asset Quality	33
Liquidity and Capital Resources	35
Item 3. Quantitative and Qualitative Disclosures about Market Risk	39
Item 4. Controls and Procedures	40
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3. Defaults upon Senior Securities	41
Item 4. Submission of Matters to Vote of Security Holders	42

Item 5. Other Information	42
Item 6. Exhibits	42
SIGNATURES	43

PART I. Financial Information

Item 1. – Financial Statements

Consolidated Balance Sheets (unaudited)

	September 30, 2005	December 31, 2004 (as restated)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$14,500	$8,644
Interest-bearing deposits	11	27

Cash and cash equivalents	14,511	8,671
Securities available-for-sale, at fair value	96,197	66,445
Loans and leases receivable, net:
Held for sale	--	137
Held for investment	501,495	469,801
Leasehold improvements and equipment, net	1,122	1,247
Foreclosed properties	--	665
Cash surrender value of life insurance	7,723	7,441
Goodwill and other intangibles	2,862	2,896
Accrued interest receivable and other assets	4,998	5,648

Total assets	$628,908	$562,951

Liabilities and Stockholders’ Equity
Deposits	$528,740	$474,677
Securities sold under agreement to repurchase	723	678
Federal Home Loan Bank and other borrowings	38,197	29,303
Junior subordinated debentures	10,310	10,310
Other liabilities	9,502	9,842

	587,472	524,810

Commitments and contingencies	--	--
Stockholders’ Equity:
Preferred stock, $10 par value, 10,000 Series A
shares and 10,000 Series B shares authorized, none
issued and outstanding	--	--
Common stock, $.01 par value, 8,000,000 shares authorized,
2,442,890 and 2,429,182 shares issued, 2,425,915
and 2,412,409 outstanding in 2005 and 2004, respectively	24	24
Additional paid-in capital	22,592	22,426
Retained earnings	20,139	16,752
Accumulated other comprehensive loss	(930)	(677)
Treasury stock (16,975 and 16,773 shares in 2005 and 2004,
respectively), at cost	(389)	(384)

Total stockholders’ equity	41,436	38,141

Total liabilities and stockholders’ equity	$628,908	$562,951

See accompanying Notes to Consolidated Unaudited Financial Statements.

Consolidated Statements of Income (unaudited)

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2005	2004	2005	2004
		(as restated)		(as restated)
	(In Thousands, Except Share Data)
Interest income:
Loans and leases	$8,514	$6,480	$23,768	$18,703
Securities income:
Taxable	818	531	2,281	1,598
Fed funds sold and other	44	37	146	110

Total interest income	9,376	7,048	26,195	20,411
Interest expense:
Deposits	4,444	2,554	11,559	6,830
Notes payable and other borrowings	334	195	768	564
Junior subordinated debentures	238	226	700	666

Total interest expense	5,016	2,975	13,027	8,060

Net interest income	4,360	4,073	13,168	12,351
Provision for loan and lease losses	53	(834)	118	(834)

Net interest income after provision for loan and lease losses	4,307	4,907	13,050	13,185

Non-interest income:
Service charges on deposits	202	235	630	735
Credit, merchant and debit card fees	36	37	117	108
Loan fees	166	157	444	412
Gain on sale of 50% owned joint venture	--	--	973	--
Increase in cash surrender value of bank-owned life insurance	101	72	282	156
Trust and investment services fee income	258	192	784	534
Change in fair value of interest rate swaps	(198)	(161)	75	829
Net cash settlement of interest rate swaps	(26)	(171)	(78)	(760)
Written option income	--	--	--	7
Other	52	38	148	244

Total non-interest income	591	399	3,375	2,265

Non-interest expense:
Compensation	2,170	1,998	6,525	5,932
Occupancy	226	216	715	677
Equipment	109	134	347	387
Data processing	208	163	603	487
Marketing	233	175	627	447
Professional fees	249	265	875	707
Other	355	363	1,179	1,049

Total non-interest expense	3,550	3,314	10,871	9,686

Minority interest in net (income) loss of consolidated subsidiary	--	--	--	(9)

Income before income tax expense	1,348	1,992	5,554	5,755
Income tax expense	432	1,275	1,889	2,640

Net income	$916	$717	$3,665	$3,115

Earnings per share:
Basic	$0.38	$0.30	$1.52	$1.42
Diluted	0.37	0.29	1.49	1.37
Dividends declared per share	--	--	0.115	0.10

See accompanying Notes to Unaudited Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
	(Dollars in thousands, except share data)
Balance at December 31, 2003, as reported	$20	$14,108	$13,861	$(1,978)	$(35)	$25,976
Restatement adjustments	--	--	(861)	875	--	14

Balance at December 31, 2003, as restated	$20	$14,108	$13,000	$(1,103)	$(35)	$25,990
Comprehensive income:
Net income, as restated	--	--	3,115	--	--	3,115
Unrealized securities gains arising during the year	--	--
net of minority interest	--	--	--	90	--	90
Unrealized derivatives losses arising during the yar	--	--	--	(16)	--	(16)
Reclassification adjustment for realized loss on derivatives	--	--	--	471	--	471
Income tax effect	--	--	--	(98)	--	(98)

Comprehensive income (as restated)						3,562
Cash dividends ($0.10 per share)	--	--	(242)	--	--	(242)
Conversion of BBG shares (336,205 shares)	3	7,730	--	--	--	7,733
Treasury stock purchased (14,973 shares)	--	--	--	--	(349)	(349)
Stock options exercised (62,010 shares)	1	588	--	--	--	589

Balance at September 30, 2004, as restated	$24	$22,426	$15,873	$(656)	$(384)	$37,283

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
	(Dollars in thousands, except share data)
Balance at December 31, 2004, as reported	$24	$22,426	$17,229	$(1,118)	$(384)	$38,177
Restatement adjustments	--	--	(477)	441	--	(36)

Balance at December 31, 2004, as restated	$24	$22,426	$16,752	$(677)	$(384)	$38,141
Comprehensive income:
Net income	--	--	3,665	--	--	3,665
Unrealized securities losses arising during the year	--	--	--	(689)	--	(689)
Unrealized derivatives gains arising during the year	--	--	--	27	--	27
Reclassification adjustment for realized loss on derivatives	--	--	--	180	--	180
Income tax effect	--	--	--	229	--	229

Comprehensive income						3,412
Cash dividends ($0.115 per share)	--	--	(278)	--	--	(278)
Treasury stock purchased (202 shares)	--	--	--	--	(5)	(5)
Stock options exercised (13,708 shares)	--	166	--	--	--	166

Balance at September 30, 2005	$24	$22,592	$20,139	$(930)	$(389)	$41,436

See accompanying Notes to Unaudited Consolidated Financial Statements.

Consolidated Statement of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2005	2004 (as restated)
	(In Thousands)
Operating Activities
Net income	$3,665	$3,115
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income taxes	(1,820)	1,160
Provision for loan and lease losses	118	(834)
Depreciation, amortization and accretion, net	751	822
Change in fair value of interest rate swaps	(75)	(829)
Written option income	--	(7)
Origination of loans originated for sale	(500)	(4,542)
Sale of loans originated for sale	637	4,112
Increase in cash surrender value of bank-owned life insurance	(282)	(156)
Gain on sale of loans originated for sale	(3)	(17)
Gain on sale of 50% owned joint venture	(973)	--
Equity in earnings of unconsolidated subsidiary	16	(61)
Minority interest in net income of consolidated subsidiaries	--	9
(Increase) decrease in accrued interest receivable and other assets	167	(252)
Increase in accrued expenses and other liabilities	1,783	2,923

Net cash provided by operating activities	3,484	5,443

Investing activities
Proceeds from maturities of available-for-sale securities	19,415	10,438
Proceeds from sale of 50% owned joint venture	2,082	--
Purchases of available-for-sale securities	(50,072)	(13,755)
Net increase in loans and leases	(31,809)	(26,904)
Purchases of leasehold improvements and equipment, net	(145)	(252)
Purchase of cash surrender value of life insurance	--	(5,000)

Net cash used in investing activities	(60,529)	(35,473)

Financing activities
Net increase in deposits	54,063	24,938
Net increase (decrease) in FHLB line of credit	(11,256)	11,044
Net increase (decrease) in short-term borrowed funds	20,195	(4,139)
Minority interest investment in subsidiaries	--	19
Exercise of stock options	166	589
Cash dividends	(278)	(242)
Purchase of treasury stock	(5)	(349)

Net cash provided by financing activities	62,885	31,860

Net increase in cash and cash equivalents	5,840	1,830
Cash and cash equivalents at beginning of period	8,671	12,465

Cash and cash equivalents at end of period	$14,511	$14,295

Supplementary cash flow information
Cash paid or credited to accounts:
Interest on deposits and borrowings	$12,079	$8,473
Income taxes	3,142	701
Non-cash transactions:
Deconsolidation of trust preferred securities	--	10,310
Acquisition of minority shares of BBG:
Increase in common stock and paid-in capital	--	7,733
Elimination of minority interest	--	(4,392)
Settlement of written option liability	--	(654)
Increase in goodwill and other intangible assets	--	(2,834)
Other	--	2

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Principles of Consolidation.

The unaudited consolidated financial statements include the accounts and results of First Business Financial Services, Inc. (“FBFS” or “the Corporation”), and its wholly-owned subsidiaries, First Business Bank (“FBB”), and First Business Bank – Milwaukee (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Restatement

On November 8, 2005, FBFS determined that it must restate its previously issued financial statements for the first two quarters of 2005 and for the years ended December 31, 2004, 2003, 2002, as a result of accounting treatment related to its interest rate swaps associated with money market deposit accounts (“MMDAs”), variable rate loans (“Loans”), trust preferred securities (“TPSs”) and brokered certificates of deposit (“CDs”).

Since 2001, FBFS has entered into various interest rate swaps to hedge the interest rate risk inherent in its MMDAs and Loans. Since inception of the hedging program, FBFS has applied the “short-cut” method of cash flow hedge accounting under Statement of Financial Accounting Standards No. 133 (“SFAS 133”) to account for the interest rate swaps. Subsequent to June 30, 2005, FBFS determined that these hedging relationships did not qualify for the “short-cut” method because the hedged items consisted of a pool of MMDAs and a pool of Loans that were not the same recognized liabilities and assets over the life of the respective swaps.

In December 2001, FBFS Statutory Trust I (the “Trust”), a business trust wholly owned by FBFS sold preferred securities and FBFS simultaneously entered into an interest rate swap to hedge the interest rate risk. Since inception of the swap, FBFS has applied the “short-cut” method of cash flow hedge accounting under SFAS 133 to account for the swap. Effective in the year beginning January 1, 2004, in accordance with the application of the Financial Accounting Standards Board Interpretation No. 46 (revised) (“FIN 46R”) FBFS deconsolidated the Trust. Subsequent to June 30, 2005 FBFS determined that this hedging relationship no longer qualifies for hedge accounting because upon adoption of FIN 46R, FBFS did not dedesignate the existing hedge relationship and redesignate a new hedging relationship.

Additionally, since the third quarter of 2004, FBFS has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs. Since inception of the hedging program, FBFS has applied the “short-cut” method of fair value hedge accounting under SFAS 133 to account for the swaps. Subsequent to June 30, 2005 FBFS determined that these swaps did not qualify for the “short-cut” method because the form of payment of the broker fee incurred to acquire the related CD was determined to have caused the swaps not to have a zero value at inception.

Although for the MMDA, Loan and CD swaps the financial statement impact of applying the alternative “long-haul” method of documentation using SFAS 133 rather than the “short-cut” method is believed to result in no material difference in the hedge effectiveness of the swaps and management believes these interest rate swaps have been effective as economic hedges, hedge accounting under SFAS 133 is not allowed for the affected periods because the hedge documentation required for the “long-haul” method was not in place at the inception of the hedge. Similarly the TPS swap remained economically effective but under SFAS 133 hedge accounting is not allowed for the affected periods because the required documentation was not in place on the date FIN 46R was adopted.

As a result the financial statements for all affected periods through June 30, 2005 reflect a cumulative charge of $375 thousand, net of income taxes, to account for the interest rate swaps referred to above as if hedge accounting was never applied to them. In addition, third quarter 2005 includes a charge of approximately $135 thousand, net of income taxes, to reflect the same treatment.

At December 31, 2003 and 2004, the financial statements reflect an adjustment to decrease Retained Earnings of $861,000 and $477,000, respectively, and an increase in Accumulated Other Comprehensive Income of $875,000 and $441,000, respectively.

Cash flow hedge accounting allows a company to record the net settlement of interest payments related to the swap contracts in net interest income and the changes in fair value on the related interest rate swaps in shareholders’ equity as part of accumulated other comprehensive income. Eliminating the application of cash flow hedge accounting causes the changes in fair value of the related interest rate swaps to be included in non-interest income (instead of accumulated other comprehensive income in shareholders’ equity). Additionally, the net settlement of interest payments related to the swap contracts was reclassified from net interest income to non-interest income.

Fair value hedge accounting allows a company to record the change in fair value of the hedged item, in this case, brokered CDs, as an adjustment to income as an offset to the fair value adjustment on the related interest rate swap. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that have been made to the brokered CDs. Additionally, the net cash settlement payments during each of the above periods for these interest rate swaps were reclassified from net interest income to non-interest income.

FBFS plans to amend its Registration Statement on Form 10/A including financial statements for the years ended December 31, 2004, 2003 and 2002 and interim financial statements for the quarter ended March 31, 2005 and its Quarterly Report on Form 10–Q/A for the quarter ended June 30, 2005 to reflect the proper accounting treatment. A Form 8–K has been filed to reflect a summary of the changes to the balance sheet and income statement line items for the periods included in these reports.

Effects of the restatement by line item follow for the periods presented in this Form 10–Q. The tax effect of the adjustments has been calculated at the Corporation’s marginal effective rate of 39.2%.

	Impact to Consolidated Balance Sheets
	(In thousands) (Unaudited)
	December 31, 2004
	As Previously Reported	As Restated
Other liabilities	$9,806	$9,842
Total liabilities	524,774	524,810
Retained earnings	17,229	16,752
Accumulated other comprehensive loss, net of tax	(1,118)	(677)
Total shareholders’ equity	38,177	38,141

	Impact to Consolidated Statements of Income (In thousands, except per share data) (Unaudited)
	Nine Months Ended September 30,
	2004
	As Previously Reported	As Restated
Interest expense on deposits	$7,314	$6,830
Interest expense on junior subordinated debentures	669	666
Total interest expense	8,547	8,060
Net interest income	11,864	12,351
Net interest income after provision for loan and lease losses	12,698	13,185
Change in fair value of interest rate swaps	--	829
Net cash settlement of interest rate swaps	--	(760)
Non interest income	2,196	2,265
Income before income tax expense	5,198	5,755
Income tax expense	2,407	2,640
Net income	2,791	3,115
Earnings per share:
Basic	$1.27	$1.42
Diluted	$1.22	$1.37

	Impact to Consolidated Statements of Changes In Shareholders’ Equity and Comprehensive Income (Loss) (In thousands) (Unaudited)
	September 30, 2004
	As Previously Reported	As Restated
Total shareholders’ equity, January 1	$25,976	$25,990
Net income	2,791	3,115
Other comprehensive income (loss), net of tax	626	447
Total shareholders’ equity, September 30	37,124	37,283

There were no adjustments required to cash flows from operating, investing or financing activities for the nine months ended Septembere 30, 2004.

Note 3 – Basis of Presentation.

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

In conformity with GAAP, management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could experience significant changes in the near-term include the allowance for loan and lease losses, the value of foreclosed property, lease residuals, the value of property under operating leases, derivative financial instruments, hedging activities and accrued and deferred income taxes. The results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2005. The unaudited balance sheet at December 31, 2004 reflects restated balances as a result of the restatement described in Note 2 and, therefore, the previously issued financial statements for the year ended December 31, 2004 should not be relied upon. The Corporation anticipates filing an amended Form 10 for the year ended December 31, 2004 and amended Form 10-Q for the second quarter of 2005 subsequent to the filing of this Form 10-Q.

Recent Accounting Changes.

Changes in Accounting Principle. On May 5, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154 Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154, which is effective for accounting changes made in fiscal years beginning after December 15, 2005, requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The adoption of SFAS No. 154 is not expected to impact the Corporation’s consolidated financial statements.

Meaning of Other–Than-Temporary Impairment. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supercede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Adoption of this standard is not expected to have a significant impact on the Corporation’s shareholders’ equity or results of operations.

Stock Options. On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), which is a revision of the SFAS 123, Accounting for Stock-based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R), which is effective for FBFS beginning January 1, 2006, requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value at the grant date. The cost is then recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). This statement eliminates the alternative to APB Opinion No. 25‘s intrinsic value method of accounting that was provided in Statement 123 as originally issued.

Accordingly, the adoption of SFAS No. 123(R)‘s fair value method could have an impact on the results of operations, although it will have no impact on the overall financial position. The future impact of unvested options issued prior to adoption of SFAS No. 123(R) will approximate the pro forma calculation below.

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

	Nine Months Ended September 30,
	2005	2004 (as restated)
	(In Thousands, Except Per Share Data)
Net Income
As reported	$3,665	$3,115
Compensation expense under the fair value method	266	160
Pro forma	3,399	2,955
Earnings Per Share - Basic
As reported	1.52	1.42
Compensation expense under the fair value method	0.11	0.07
Pro forma	1.41	1.35
Earnings Per Share - Diluted
As reported	1.49	1.37
Compensation expense under the fair value method	0.08	0.06
Pro forma	1.41	1.31

	Three Months Ended September 30,
	2005	2004 (as restated)
	(In Thousands, Except Per Share Data)
Net Income
As reported	$916	$717
Compensation expense under the fair value method	89	54
Pro forma	827	663
Earnings Per Share - Basic
As reported	0.38	0.30
Compensation expense under the fair value method	0.04	0.02
Pro forma	0.34	0.28
Earnings Per Share - Diluted
As reported	0.37	0.29
Compensation expense under the fair value method	0.03	0.02
Pro forma	0.34	0.27

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

For purposes of providing the pro forma disclosures required under SFAS 123, the fair value of stock options granted as of September 30, 2005 and September 30, 2004 was estimated at the date of grant using a Black-Scholes option pricing model, which was originally developed for use in estimating the fair value of traded options that have different characteristics from the Corporation’s employee stock options. The model is also sensitive to changes in the subjective assumptions that can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock.

12,000 stock options were granted in February 2005 and 3,750 stock options were granted in May 2005. No options have been granted since May 2005. The estimated fair value of any options granted in the future will be determined pursuant to FAS 123 and will consider expected volatility.

The table below discusses the weighted average fair values for options granted as of September 30, 2005 and 2004.

	Nine Months Ended September 30,
	2005	2004
Expected dividend yield	0.92%	n/a
Risk free interest rate	4.13-4.21%	4.38%
Expected lives	10 years	10 years

Note 4 – Sale of 50% Owned Joint Venture

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

Note 5 – Goodwill and Other Intangible Assets.

Goodwill is not amortized but is subject to impairment tests on at least an annual basis. No impairment loss was necessary in 2004 or through September 30, 2005. At September 30, 2005, goodwill was $2,689,000. There was no change in the carrying amount of goodwill for the three and nine months ended September 30, 2005, as shown below:

	Nine Months Ended September 30,
	2005	2004
	(In Thousands)
Balance at beginning of year	$2,689	$--
Goodwill acquired	--	2,689

Balance at end of period	$2,689	$2,689

The Corporation has other intangible assets that are amortized consisting of core deposit intangibles and other intangibles, consisting of a purchased client list from a purchased brokerage/investment business.

Changes in the gross carrying amount, accumulated amortization and net book value of core deposits and other intangibles were as follows:

	Nine Months Ended September 30,
	2005	2004
	(In Thousands)
Core deposit intangibles:
Gross carrying amount	$145	$145
Accumulated amortization	(47)	(12)

Net book value	$98	$133

Additions during the year	$--	$--
Amortization during the period	(25)	(12)
Other intangibles:
Gross carrying amount	$120	$120
Accumulated amortization	(45)	(33)

Net book value	$75	$87

Additions during the year	$--	$--
Amortization during the period	(9)	(9)

The following table shows the current period and estimated future amortization expense for amortized intangible assets:

	Core Deposit Intangibles	Other Intangibles	Total
	(In Thousands)
Nine months ended September 30, 2005	$25	$9	$34
Estimate for the three months ended December 31, 2005	7	3	10
Estimate for the year ended December 31,
2006	24	12	36
2007	18	12	30
2008	13	12	25
2009	10	12	22

	$65	$48	$113

Note 6 – Securities

The amortized cost and estimated fair values of securities available-for-sale are as follows (in thousands):

	As of September 30, 2005
Securities available-for-sale	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
FHLB stock and other	$4,935	$--	$--	$4,935
U.S. Government agencies	3,267	--	(60)	3,207
Municipals	275	--	--	275
Collateralized mortgage obligations	88,923	10	(1,153)	87,780

	$97,400	$10	$(1,213)	$96,197

	As of December 31, 2004
Securities available-for-sale	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In Thousands)
FHLB stock and other	$2,811	$--	$--	$2,811
U.S. Government agencies	3,275	--	(22)	3,253
Collateralized mortgage obligations	60,873	41	(533)	60,381

	$66,959	$41	$(555)	$66,445

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at September 30, 2005. Such securities have declined in value due to current interest rate environments and not credit quality and do not presently represent realized losses. The Corporation has the ability to and anticipates that these securities, which have been in a continuous loss position but are not other-than-temporarily impaired, will be kept in the portfolio until maturity. If held until maturity, it is anticipated that the investments will be realized with no loss. If the Corporation determines that any of the above securities are deemed other-than-temporarily impaired, the impairment loss will be recognized in the income statement.

A summary of unrealized loss information for investment securities, categorized by security type follows (in thousands):

	As of September 30, 2005
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
	(In Thousands)
U.S. Government agencies	$2,714	$53	$493	$7	$3,207	$60
Municipals	--	--	--	--	--	--
Collateralized mortgage obligations	41,809	442	39,223	747	81,032	1,189

	$44,523	$495	$39,716	$754	$84,239	$1,249

The Corporation has not sold any available-for-sale securities for any of the periods shown and has therefore not realized any gains or losses on such transactions.

At September 30, 2005 and December 31, 2004, securities with a fair value of approximately $32,184,000 and $39,895,000, respectively, were pledged to secure public deposits, securities under arrangements to repurchase, and borrowings.

Note 7 – Loans and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following (in thousands):

	As of September 30,	As of December 31,
	2005	2004
	(In thousands)
First mortgage loans:
Commercial real estate	$229,264	$215,605
Construction	45,990	41,910
Multi-family	27,195	17,786
1-4 family	26,636	22,814

	329,085	298,115
Commercial business loans	139,405	136,482
Direct financing leases, net	19,355	25,583
Second mortgage loans	7,586	5,563
Credit card and other	12,755	10,743

	508,186	476,486
Less:
Allowance for loan and lease losses	6,491	6,375
Deferred loan fees	200	310

	$501,495	$469,801

An analysis of the allowance for loan and lease losses is presented below (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
Allowance at beginning of period	$6,437	$6,926	$6,375	$6,811
Charge-offs:
Mortgage
Commercial	--	--	--	(3)
Lease	--	--	--	--
Consumer	--	--	(9)	--

Total charge-offs	--	--	(9)	(3)
Recoveries:
Mortgage	--	--	1	--
Commercial	1	6	6	11
Lease	--	--	--	113
Consumer	--	--	--	--

Total recoveries	1	6	7	124
Net recoveries (charge-offs)	1	6	(2)	121
Provision	53	(834)	118	(834)

Allowance at end of period	$6,491	$6,098	$6,491	$6,098

Allowance to gross loans and leases	1.28%	1.30%	1.28%	1.30%

Note 8 – Deposits

	As of September 30, 2005		As of December 31, 2004 (as restated)
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
Transaction accounts:
Demand deposits	$38,376	0.00%	$40,835	0.00%
Negotiable order of withdrawal ("NOW") accounts	46,790	2.65	38,017	1.16

	85,166		78,852
Money market accounts	124,866	2.83	88,324	1.34
Certificates of deposit:
0.00% to 1.99%	34	1.82	100,385	1.68
2.00% to 2.99%	48,112	2.48	96,882	2.31
3.00% to 3.99%	142,602	3.50	34,854	3.37
4.00% and greater	127,960	4.34	75,380	4.58

	318,708		307,501

	$528,740		$474,677

Note 9 – Borrowings

	As of September 30,
	2005
	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Fed funds purchased and
securities sold under agreement
to repurchase	$17,623	$8,948	3.26%
FHLB advances	12,547	11,044	3.27
Junior subordinated debentures	10,310	10,310	9.05
Line of credit	3,750	1,915	5.08
Subordinated note payable	5,000	5,000	5.47

	$49,230	$37,217	5.26%

Short-term borrowings	$21,382
Long-term borrowings (due
beyond one year)	27,848

	$49,230

	As of December 31, 2004 (as restated)
	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Fed funds purchased and
securities sold under agreement
to repurchase	$678	$2,231	2.20%
FHLB advances	23,803	22,807	1.91
Junior subordinated debentures	10,310	10,310	8.66
Line of credit	500	665	3.76
Subordinated note payable	5,000	5,000	4.62

	$40,291	$41,013	3.99%

Short-term borrowings	$23,434
Long-term borrowings (due
beyond one year)	16,857

	$40,291

Note 10 – Derivatives

FBFS uses derivatives to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument where hedge accounting is permitted. Derivatives used for interest risk management include interest rate swaps. FBFS currently uses cash flow hedges to hedge interest rate risk associated with variable rate deposits.

A list of the outstanding derivatives is shown in the table below

	As of September 30, 2005				As of December 31, 2004 (as restated)
	(In thousands)
	Notional Amount	Maturity Date	Fixed Rate	Variable Rate	Notional Amount	Maturity Date	Fixed Rate	Variable Rate
Cash Flow Hedge:
Wells Fargo Pay-fixed interest rate swap	$ 831	April, 2009	5.24%	3.49%	$ 960	April, 2009	5.24%	2.25%
Other Derivatives:
Wells Fargo Pay-fixed interest rate swap	10,000	October, 2006	3.94	3.60	10,000	October, 2006	3.94	2.25
M&I Pay-fixed interest rate swap	10,000	November, 2006	3.75	3.44	10,000	November, 2006	3.75	2.25
FBFS LaSalle Pay-fixed interest rate swap	10,000	December, 2006	4.94	3.89	10,000	December, 2006	4.94	2.51
M&I Callable receive-fixed interest rate s	10,000	January, 2010	4.25	3.90	10,000	January, 2010	4.25	2.48
M&I Callable receive-fixed interest rate s	10,000	February, 2010	4.35	3.75	10,000	February, 2010	4.35	2.42
M&I Callable receive-fixed interest rate s	10,000	February, 2010	4.10	3.84	--		--	--
M&I Callable receive-fixed interest rate s	10,000	November, 2010	4.00	3.78	10,000	November, 2010	4.00	2.42
US Bank Pay-fixed interest rate swap	4,763	June, 2011	5.49	3.68	4,823	June, 2011	5.49	2.26

	$75,594				$65,783

The fair value of cash flow hedges represented an unrealized loss of $18,000 at September 30, 2005 and $45,000 at December 31, 2004. The fair value of other derivatives included in other liabilities totaled $649,000 at September 30, 2005 and $1,102,000 at December 31, 2004.

Note 11 – Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 2005 and 2004 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effect of dilutive securities is computed using the treasury stock method.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

On November 8, 2005, FBFS determined that it must restate its previously issued financial statements for the first two quarters of 2005 and for the years ended December 31, 2004, 2003, 2002, as a result of accounting treatment related to its interest rate swaps associated with money market deposit accounts (“MMDAs”), variable rate loans (“Loans”), trust preferred securities (“TPSs”) and brokered certificates of deposit (“CDs”).

Since 2001, FBFS has entered into various interest rate swaps to hedge the interest rate risk inherent in its MMDAs and Loans. Since inception of the hedging program, FBFS has applied the “short-cut” method of cash flow hedge accounting under Statement of Financial Accounting Standards No. 133 (“SFAS 133”) to account for the interest rate swaps. Subsequent to June 30, 2005, FBFS determined that these hedging relationships did not qualify for the “short-cut” method because the hedged items consisted of a pool of MMDAs and a pool of Loans that were not the same recognized liabilities and assets over the life of the respective swaps.

In December 2001, FBFS Statutory Trust I (the “Trust”), a business trust wholly owned by FBFS sold preferred securities and FBFS simultaneously entered into an interest rate swap to hedge the interest rate risk. Since inception of the swap, FBFS has applied the “short-cut” method of cash flow hedge accounting under SFAS 133 to account for the swap. Effective in the year beginning January 1, 2004, in accordance with the application of the Financial Accounting Standards Board Interpretation No. 46 (revised) (“FIN 46R”) FBFS deconsolidated the Trust. Subsequent to June 30, 2005 FBFS determined that this hedging relationship no longer qualifies for hedge accounting because upon adoption of FIN 46R, FBFS did not dedesignate the existing hedge relationship and redesignate a new hedging relationship.

Additionally, since the third quarter of 2004, FBFS has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs. Since inception of the hedging program, FBFS has applied the “short-cut” method of fair value hedge accounting under SFAS 133 to account for the swaps. Subsequent to June 30, 2005 FBFS determined that these swaps did not qualify for the “short-cut” method because the form of payment of the broker fee incurred to acquire the related CD was determined to have caused the swaps not to have a zero value at inception.

Although for the MMDA, Loan and CD swaps the financial statement impact of applying the alternative “long-haul” method of documentation using SFAS 133 rather than the “short-cut” method is believed to result in no material difference in the hedge effectiveness of the swaps and management believes these interest rate swaps have been effective as economic hedges, hedge accounting under SFAS 133 is not allowed for the affected periods because the hedge documentation required for the “long-haul” method was not in place at the inception of the hedge. Similarly the TPS swap remained economically effective but under SFAS 133 hedge accounting is not allowed for the affected periods because the required documentation was not in place on the date FIN 46R was adopted.

As a result the financial statements for all affected periods through June 30, 2005 reflect a cumulative charge of $375 thousand, net of income taxes, to account for the interest rate swaps referred to above as if hedge accounting was never applied to them. In addition, third quarter 2005 includes a charge of approximately $135 thousand, net of income taxes, to reflect the same treatment.

At December 31, 2003 and 2004, the financial statements reflect an adjustment to decrease Retained Earnings of $861,000 and $477,000, respectively, and an increase in Accumulated Other Comprehensive Income of $875,000 and $441,000, respectively.

Cash flow hedge accounting allows a company to record the net settlement of interest payments related to the swap contracts in net interest income and the changes in fair value on the related interest rate swaps in shareholders’ equity as part of accumulated other comprehensive income. Eliminating the application of cash flow hedge accounting causes the changes in fair value of the related interest rate swaps to be included in non-interest income (instead of accumulated other comprehensive income in shareholders’ equity). Additionally, the net settlement of interest payments related to the swap contracts was reclassified from net interest income to non-interest income.

Fair value hedge accounting allows a company to record the change in fair value of the hedged item, in this case, brokered CDs, as an adjustment to income as an offset to the fair value adjustment on the related interest rate swap. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that have been made to the brokered CDs. Additionally, the net cash settlement payments during each of the above periods for these interest rate swaps were reclassified from net interest income to non-interest income.

FBFS plans to amend its Registration Statement on Form 10/A including financial statements for the years ended December 31, 2004, 2003 and 2002 and interim financial statements for the quarter ended March 31, 2005 and its Quarterly Report on Form 10–Q/A for the quarter ended June 30, 2005 to reflect the proper accounting treatment. A Form 8–K has been filed to reflect a summary of the changes to the balance sheet and income statement line items for the periods included in these reports.

The effect of the restatement to earnings for affected previously reported periods is shown in the following table. The tax effect of the adjustments has been calculated using the Corporation’s marginal effective rate of 39.2%.

	Impact of Restatement on Income before Taxes			Impact of Restatement on Net Income
	Impact to Income before Taxes	Pre-Tax Income before Restatement	% of Pre-Tax Income before Restatement	After Tax Impact to Net Income	Net Income before Restatement	% of Net Income before Restatement
		(In thousands)			(In thousands)
2001	$313	$3,078	10.16%	$190	$2,236	8.51%
2002	(2,013)	1,298	(155.06)	(1,224)	1,037	(118.01)
2003	285	6,236	4.57	173	5,475	3.16
Q1 - 04	(407)	1,187	(34.31)	(311)	786	(39.55)
Q2 - 04	1,212	1,772	68.40	834	1,089	76.59
Q3 - 04	(248)	2,240	(11.08)	(200)	916	(21.78)
Q4 - 04	69	1,690	4.06	60	1,084	5.57

2004	625	6,889	9.08	384	3,875	9.91

Q1 - 05	(129)	2,462	(5.26)	(45)	1,570	(2.85)
Q2 - 05	278	1,594	17.47	146	1,077	13.56

2005	149	4,056	3.67	101	2,647	3.82

Cumulative Impact to prior periods	$(641)	$21,557	(2.97)	$(375)	$15,270	(2.46)

FBFS continues to carry several interest rate swaps without a hedging designation. The change in fair values of those swaps is reported in non-interest income. In future periods FBFS may elect to redesignate a portion or all of these interest rate swaps utilizing the “long haul” method of documentation. FBFS no longer has any hedged items designated under the “short cut” method.

Cautionary Factors

        This quarterly report (Form 10-Q) contains or incorporates by reference various forward-looking statements concerning the Corporation’s prospects that are based on the current expectations or beliefs of management. Forward-looking statements may also be made by the Corporation from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective” and similar expressions and verbs in the future tense, are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Corporation’s control that could cause the Corporation’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Corporation: general economic conditions; legislative and regulatory initiatives; increased competition and other effects of deregulation and consolidation of the financial services industry; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; general economic developments; acts of terrorism and developments in the war on terrorism; and changes in the quality or composition of loan and investment portfolios. See also the factors regarding future operations discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, below.

Overview

        The following discussion and analysis is presented to assist in the understanding and evaluation of the Corporation’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction with the Form 10-Q. The presentation focuses on the three and nine months ended September 30, 2005 and the comparable periods in 2004.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2005 and 2004

        General.Net income for the three months ended September 30, 2005 increased $199,000 and increased $550,000 for the nine months ended September 30, 2005 from $717,000 and $3.1 million, respectively, in the same periods in 2004 to $916,000 and $3.7 million. The three months ended September 30, 2005 included an increase of $2.3 million in interest income and a reduction of income tax expense of $843,000 which were partially offset by increases of $2.0 million in interest expense and $887,000 in provision for loan and lease losses as compared to the same period in the prior year. The nine months ended September 30, 2005 included a gain on the sale of the 50% equity investment in a leasing joint venture, m2 Lease Funds, LLC (“m2”), of $973,000. In addition to the gain on sale of m2, interest income increased $5.8 million, trust and investment services fee income increased $250,000 and income tax expense decreased by $751,000. These components that caused an increase in net income for the nine month period were partially offset by increases in interest expense of $5.0 million, an increase of $952,000 in provision for loan and lease losses and an increase in non-interest expense of $1.2 million. Diluted earnings per share for the three months ended September 30, 2005 increased to $0.37 from $0.29 for the same period in 2004. This was largely attributable to the increase in net income. Diluted earnings per share for the nine months ended September 30, 2005 increased to $1.49 from $1.37 also as a result of an increase in net income partially offset by an increase in the calculated numbers of dilutive shares. The annualized returns on average assets for the three and nine months ended September 30, 2005 were 0.59% and 0.81%, respectively, as compared to 0.52% and 0.78%, respectively, for the same period in 2004. The annualized returns on average stockholders’ equity for the three and nine months ended September 30, 2005 were 8.99% and 12.43% respectively, as compared to 7.84% and 13.13% respectively, for the same period in 2004.

        Net Interest Income. Net interest income increased $287,000, or 7.1%, and $817,000, or 6.6% to $4.4 million and $13.2 million for the three and nine months ended September 30, 2005 from $4.1 million and $12.4 million for the same periods in 2004. The improvement in net interest income for the three months ended September 30, 2005 was due to an increase in average earning assets partially offset by a decrease in net interest margin as compared to the same period in 2004. The improvement in net interest income for the nine months ended September 30, 2005 was due to an increase in average interest earning assets partially offset by a decrease in net interest margin. The net interest margin decreased from 3.09% for the three months ended September 30, 2004 to 2.93% for the same period in 2005. The decrease in the net interest margin was the result of the increase in yields paid on interest-bearing liabilities outpacing the increase in yields earned on interest-earning assets. This was also reflected in the decrease in the interest rate spread from 2.78% from the three months ended September 30, 2004 to 2.50% for the same three month period in 2005. The net interest margin decreased from 3.21% for the nine months ended September 30, 2004 to 3.03% for the same period in 2005. The interest rate spread decreased to 2.64% from 2.91% for the nine months ended September 30, 2005 as compared to the same period in 2004.

        Interest income on interest-earning assets increased $2.3 million and $5.8 million to $9.4 million and $26.2 million for the respective three and nine months ended September 30, 2005 from $7.0 million and $20.4 million for the same periods in 2004. In particular, interest income on loans and leases increased $2.0 million to $8.6 million and $5.1 million to $23.8 million for the respective three and nine months ended September 30, 2005 from $6.5 million and $18.8 million for the same periods in 2004. For both three and nine month periods ended September 30, 2005, this was due to an increase in average loans and leases outstanding of $41.9 million and $41.3 million, or 9.1% and 9.2%, respectively, accompanied by an increase in average yields earned on loans and leases to 6.77% and 6.47% from 5.62% and 5.56%, respectively, primarily caused by a rise in market rates. The average balance of loans and leases increased in all but the lease and consumer loan categories as of the three and nine months ended September 30, 2005 and was driven largely by growth in mortgage loans which includes commercial real estate, construction and multi-family loans. For the three and nine months ended September 30, 2005, the average balance of mortgage loans grew $46.9 million, or 16.2%, and $38.0 million, or 13.3%, from $288.9 million and $286.4 million to $335.7 million and $324.4 million. The growth in commercial real estate, construction and multi-family loans has largely been the result of attracting new clients in both of the Banks’ two principal markets. Annualized total loan growth is 9.0% through September 30, 2005. Management expects that trend to continue through the end of 2005.

        Also contributing to the increase in income on interest earning assets was an increase in income on mortgage related securities of $296,000 and $760,000 from $494,000 and $1.4 million for the respective three and nine months ended September 30, 2004 to $791,000 and $2.2 million for the same periods in 2005. Purchases of roughly $28 million of such securities were made as interest rates have become more attractive in those securities as a result of rising mortgage rates. Average balances of mortgage related securities increased $27.0 million and $24.2 million from $57.8 million and $56.2 million for the respective three and nine months ended September 30, 2004 to $84.8 million and $80.6 million for the same periods in 2005. There increases were accompanied by an increase in average yields on such securities from the same respective periods of 3.42% for both the three and nine months ended September 30, 2004 to 3.73% and 3.64% in 2005. It is the Corporation’s policy to diversify assets and part of that diversification includes an investment portfolio that is no less than 10.0% of total assets.

        Interest expense increased $2.0 million and $5.0 million to $5.0 million and $13.0 million, respectively, for the three and nine months ended September 30, 2005 from $3.0 million and $8.0 million for the same periods in 2004. These increases were primarily due to respective $1.9 million and $4.8 million increases in interest expense on deposits for the three and nine months ended September 30, 2005 with the weighted average rate increasing, respectively, from 2.48% and 2.24% to 3.64% and 3.39% from the same periods in 2004. The increases in interest expense were largely due to rising rates on deposits accompanied by increases in average interest-bearing deposits of $71.8 million and $68.3 million for the three and nine month periods or 17.2% and 16.8% for the respective periods from $416.2 million and $406.5 million for the three and nine months ended September 30, 2004 to $488.0 million and $474.8 million for the same periods in 2005. These increases were largely a result of growth in money market accounts acquired primarily within the local market and growth in average certificates of deposit primarily acquired through deposit brokers. Average money market deposits increased $42.8 million and $34.7 million or 57.5% and 48.1% for the respective periods from $74.6 million and $72.3 million for the three and nine months ended September 30, 2004 to $117.4 million and $107.0 million for the same periods in 2005. Average certificates of deposit increased $22.9 million and $28.0 million from $300.0 million and $289.5 million for the three and nine months ended September 30, 2004 to $322.9 million and $317.5 million for the same periods in 2005. These increases were partially offset by decreases in the average balance of Federal Home Loan Bank (“FHLB”) advances, used as another source of funding, of $15.8 million and $12.7 million from $25.6 million and $23.7 million for the respective three and nine months ended September 30, 2004 to $9.8 million and $11.0 million for the same periods in 2005, or (58.6)% and (53.4)%, respectively, with the average cost of such advances of 4.40% and 3.27% in 2005 as compared to 1.97% and 1.99% for the same periods in 2004. The overall weighted average cost of borrowings increased from 3.92% and 3.87% for the three and nine months ended September 30, 2004 to 5.66% and 5.26% for the same periods in 2005. This was a result of increases in other categories of funding as well as increases in interest rates from both periods in 2004.

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

        Provision for Loan and Lease Losses. The provision for loan and lease losses was $53,000 and $118,000 for the three and nine months ended September 30, 2005 compared to a negative provision of $834,000 for the three and nine months ended September 30, 2004. The primary reason for the provision in loan and lease losses during the three and nine month period in 2005 is an increase in non accrual loans and the growth in the loan and lease portfolio. The primary reason for the negative provision during 2004 was a reduction in classified loan balances and a reduction in specific reserves for impaired loans and leases. This reduction was primarily a result of an improvement of $786,000 in the values of collateral value versus carrying value of a loan to an injection moldings manufacturer and two leases (one to a tool and die manufacturer and the other to a metal stamping manufacturer). Also contributing to the decrease in provision were net recoveries of $121,000. These decreases were partially offset by additional provision due to growth in the loan and lease portfolio during the nine months ended September 30, 2004. In order to establish the levels of the allowance for loan and lease losses, management regularly reviews its historical charge-off migration analysis and an analysis of the current level and trend of several factors that management believes provides an indication of losses in the loan and lease portfolio. These factors include delinquencies, volume, average size, average risk rating, technical defaults, geographic concentrations, industry concentrations, loans and leases on the management attention list, experience in the credit granting functions and changes in underwriting standards. The charge-off activity for these periods is inconsequential.

        Non-Interest Income. Non-interest income, consisting primarily of deposit and loan related fees as well as fees earned for trust and investment services and interest rate swap changes in fair value and net cash settlements, increased $192,000 to $591,000 for the three months ended September 30, 2005 as compared to $399,000 for the same period in 2004 and increased $1.1 million, or 49.0%, to $3.4 million for the nine months ended September 30, 2005 from $2.2 million for the same period in 2004. The primary contributors to the increase for the nine months ended September 30, 2005 were the gain on sale of $973,000 from the Corporation’s 50% owned joint venture, m2 and a $250,000 increase in trust and investment services fee income from FBB’s trust and investment services area due to successful efforts to increase trust assets under management. Money transferred in from new and existing clients as well as market appreciation contributed to the increase in trust assets managed. In addition to this, there was an increase of $126,000 in the cash surrender value of bank-owned life insurance for the nine months ended September 30, 2005 as compared to the same period in 2004 due to the purchase of additional bank-owned life insurance. These increases were partially offset by decreases in other income of $50,000 which represents income for the nine months ended September 30, 2004 from the equity earnings of the 50% owned joint venture which was sold January 4, 2005. Also contributing to the decrease was a decrease in service charges on demand deposit accounts of $105,000. Non-interest income increased for the three months ended September 30, 2005 as compared to the same period in the prior year due to increases in cash surrender value of bank-owned life insurance of $29,000, trust and investment services fee income of $66,000 and a decrease in the net realized and unrealized loss on interest rate swaps of $118,000. These increases were offset by a decrease in other non-interest income of $46,000 which was also attributable to income from m2 which was reported for the same period in the prior year.

        Non-Interest Expense. Non-interest expense increased $236,000 and $1.2 million, or 7.1% and 12.2%, to $3.6 million and $10.9 million for the three and nine months ended September 30, 2005 from $3.3 million and $9.7 million in the same periods for 2004. A significant portion of these increases for the three and nine month periods ended September 30, 2005 as compared to the same periods in 2004 was due to increases of $172,000 and $593,000 in employee salaries and benefits reflecting additions to staff. Professional and consulting fees increased $168,000 for the nine months ended September 30, 2005 due to additional fees associated with the Corporation’s process to register its common stock with the Securities and Exchange Commission. Marketing increased $58,000 and $180,000 for the three and nine month periods as a result of loan, deposit, and general marketing campaigns. Data processing increased $45,000 and $116,000 for the three and nine month periods largely to keep pace with internal growth as well as overall technology in the industry. Occupancy increased $10,000 and $38,000 for the three and nine months ended September 30, 2005 as compared to the same periods in 2004. These increases were offset by decreases of $25,000 and $40,000 in equipment for the three and nine month periods as compared to the same periods in the prior year. Other expenses increased $129,000 for the nine months ended September 30, 2005 from $1.1 million for the same period in 2004 to $1.2 million largely due to an impairment of $96,000 in an investment in a community housing project.

        Minority Interest. The consolidated financial statements for the three and nine months ended September 30, 2004 included the accounts of FBFS, its wholly-owned subsidiaries and its 51% share of BBG prior to the acquisition of all of the minority interests in BBG shares effective June 1, 2004. Minority interest in net income of consolidated subsidiary represents the 49% minority ownership interest in BBG. Minority interest in net income for the respective periods in 2004 was $3,000 and $9,000.

        Income Taxes. Income tax expense was $432,000 and $1.9 million for the three and nine months ended September 30, 2005, with effective rates of 32.0% and 34.0%, compared to $1.3 million and $2.6 million for the same periods in 2004, with effective rates of 64.0% and 45.9%. The higher than expected effective tax rates for both periods of 2004 are primarily a result of an accrual made related to tax exposure associated with the Wisconsin Department of Revenue (the “Department”) audits of Wisconsin financial institutions, like First Business Bank, which formed investment subsidiaries located outside of Wisconsin. The Bank’s Nevada investment subsidiaries hold and manage assets. The investment subsidiaries have not filed returns with, or paid income or franchise taxes to, the State of Wisconsin. The Department implemented a program to audit Wisconsin financial institutions which formed investment subsidiaries outside of Wisconsin and the Department has generally indicated that it intends to assess income or franchise taxes on the income of the out-of-state investment subsidiaries of Wisconsin financial institutions. During 2004, the Department offered a blanket settlement agreement to most banks in Wisconsin having Nevada investment subsidiaries. The Department has not issued an assessment to the bank, but the Department has stated that it intends to do so if the matter is not settled. The Bank believes it has complied with Wisconsin law and private letter rulings received from the Department. The Bank intends to defend its position vigorously however there can be no assurance that the Department will not be successful in whole or in part in its efforts to tax the income of the Bank’s Nevada investment subsidiary. As of the nine months ended September 30, 2004, the Bank accrued $500,000 as a component of current state tax expense, an estimated liability including interest which is the most likely amount within a range of probable settlement amounts to cover the years open to examination. As of the nine months ended September 30, 2005, the Bank accrued an additional $120,000.

Also contributing to the reduction in the effective tax rate during the three and nine months ended September 30, 2005 was an increase in the amount of non-taxable income from bank-owned life insurance in comparison to the same periods for 2004.

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

Three Months Ended September 30,					
	2005			2004 (as restated)		
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)					
Interest-Earning Assets						
Mortgage loans [2]	$ 335,733	$ 5,406	6.44%	$ 288,895	$ 4,032	5.58%
Commercial loans	144,439	2,797	7.75	143,074	2,039	5.70
Leases	20,172	270	5.35	26,341	375	5.69
Consumer loans	2,683	41	6.11	2,850	34	4.73
Total loans and leases receivable [1]	503,027	8,514	6.77	461,159	6,480	5.62
Mortgage-related securities [2]	84,847	791	3.73	57,839	494	3.42
Investment securities [2]	4,360	35	3.21	4,617	37	3.24
Federal Home Loan Bank stock	2,848	35	4.92	2,565	35	5.48
Fed funds sold and other	107	1	3.74	470	2	1.39
Interest bearing deposits	20	-	0.00	56	0	1.28
Total interest-earning assets	595,209	9,376	6.30	526,706	7,048	5.35
Non-interest-earning assets	22,357			22,034		
Total assets	$ 617,566			$ 548,740		
Interest-Bearing Liabilities						
NOW accounts	$ 47,647	$ 368	3.09	$ 41,642	$ 136	1.31
Money market	117,444	959	3.27	74,590	237	1.27
Certificates - regular	278,691	2,737	3.93	260,578	1,989	3.05
Certificates - large	44,198	380	3.44	39,400	192	1.95
Total deposits	487,980	4,444	3.64	416,210	2,554	2.45
Junior subordinated debentures	10,310	238	9.23	10,310	226	8.77
FHLB advances	9,811	108	4.40	25,582	126	1.97
Other borrowings	20,328	226	4.45	7,067	69	3.91
Total interest-bearing liabilities	528,429	5,016	3.80	459,169	2,975	2.59
Non-interest-bearing liabilities	48,429			53,214		
Total liabilities	576,858			512,383		
Stockholders' equity	40,708			36,357		
Total liabilities and Stockholders' equity	$ 617,566			$ 548,740		
Net interest income/interest rate spread		$ 4,360	2.50%		$ 4,073	2.76%
Net interest-earning assets	$ 66,780			$ 67,538		
Net interest margin			2.93%			3.09%
Ratio of average interest-earning assets to average interest-earning liabilities	1.13			1.15		
Return on average assets	0.59%			0.52%		
Return on average equity	9.00%			7.88%		
Average equity to average assets	6.59%			6.63%		
Non-interest expense to average assets	2.36%			2.59%		

[1] The average balances of loans and leases include non-performing loans and leases, interest of which is generally recognized on a cash basis.
[2] Includes amortized cost basis of assets held and available for sale.

Nine Months Ended September 30,					
	2005			2004 (as restated)		
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)					
Interest-Earning Assets						
Mortgage loans [1]	$ 324,443	$ 14,891	6.12%	$ 286,413	$ 11,254	5.24%
Commercial loans	140,197	7,861	7.48	134,068	6,220	6.19
Leases	22,605	900	5.31	24,767	1,116	6.01
Consumer loans	2,692	116	5.75	3,379	112	4.44
Total loans and leases receivable [1]	489,937	23,768	6.47	448,627	18,703	5.56
Mortgage-related securities [2]	80,590	2,201	3.64	56,211	1,440	3.42
Investment securities [2]	4,369	97	2.96	5,640	159	3.76
Federal Home Loan Bank stock	2,813	111	5.26	2,416	107	5.91
Fed funds sold and other	1,084	17	2.09	198	2	1.30
Interest bearing deposits	48	1	2.78	53	0	1.02
Total interest-earning assets	578,841	26,195	6.03	513,145	20,411	5.30
Non-interest-earning assets	22,029			18,348		
Total assets	$ 600,870			$ 531,493		
Interest-Bearing Liabilities						
NOW accounts	$ 50,275	$ 1,000	2.65	$ 44,689	$ 346	1.03
Money market	107,017	2,272	2.83	72,265	736	1.36
Certificates - regular	275,007	7,339	3.56	248,568	5,185	2.78
Certificates - large	42,488	948	2.97	40,960	562	1.83
Total deposits	474,787	11,559	3.25	406,482	6,829	2.24
Junior subordinated debentures	10,310	700	9.05	10,310	666	8.61
FHLB advances	11,044	271	3.27	23,684	354	1.99
Other borrowings	15,739	497	4.21	8,372	211	3.36
Total interest-bearing liabilities	511,880	13,027	3.39	448,848	8,060	2.39
Non-interest-bearing liabilities	49,771			48,871		
Total liabilities	561,651			497,719		
Minority interest in consolidated subsidiary	-			2,362		
Stockholders' equity	39,219			31,412		
Total liabilities and Stockholders' equity	$ 600,870			$ 531,493		
Net interest income/interest rate spread		$ 13,168	2.64%		$ 12,351	2.91%
Net interest-earning assets	$ 66,961			$ 64,297		
Net interest margin			3.03%			3.21%
Ratio of average interest-earning assets to average interest-earning liabilities	1.13			1.14		
Return on average assets	0.81%			0.78%		
Return on average equity	12.46%			13.22%		
Average equity to average assets	6.53%			5.91%		
Non-interest expense to average assets	2.49%			2.64%		

[1] The average balances of loans and leases include non-performing loans and leases, interest of which is recognized on a cash basis.

[2] Includes amortized cost basis of assets held and available for sale.

Financial Condition

        General. The total assets of FBFS increased $65.9 million, or 11.7%, to $628.9 million at September 30, 2005 from $563.0 million at December 31, 2004. This increase was funded primarily by net increases in deposits of $54.1 million. This growth is generally invested in securities and loans and leases receivable.

        Securities. Securities available-for-sale increased $29.7 million at September 30, 2005 from December 31, 2004 as a result of purchases of $50.1 million net of maturities of $19.4 million during the year. Mortgage-related securities consisted largely of agency-backed mortgage-derivative securities in the form of REMICSs.

        Loans and Leases Receivable. Total net loans and leases increased $31.7 million to $501.5 million at September 30, 2005 from $469.8 million at December 31, 2004. The activity in the loan and lease portfolio consisted of originations of $148.1 million and purchases of $10.0 million offset by principal repayments of $126.7 million and an increase in the allowance for loan and lease losses of $118,000. Deferred loan fees declined $109,000 to $200,000 at September 30, 2005 from $310,000 at December 31, 2004. The primary reason for this decrease was a decrease in loans originated in the Corporation’s asset-based lending subsidiary from the prior year ended December 31, 2004 to the nine months ended September 30, 2005 accompanied by increased payoff activity in the prior period as compared to the nine months ended September 30, 2005. The increased payoff activity in the prior period resulted in accelerated deferred loan fee amortization for those loans that were paid off.

        Deposits. As of September 30, 2005, deposits increased $54.1 million to $528.7 million from $474.7 million at December 31, 2004. The increase during the nine months ended September 30, 2005 was largely attributable to an increase of $36.6 million in money market accounts accompanied by an increase in certificates of deposit of $11.3 million and an increase of $6.2 million in transaction accounts, respectively. The weighted average cost of deposits increased to 3.25% at September 30, 2005 from 2.33% at December 31, 2004.

        Borrowings. The Corporation had borrowings of $38.2 million as of September 30, 2005, largely consisting of FHLB advances of $12.6 million which had a weighted average rate of 3.27% as well as Fed funds purchased and securities sold under agreement to repurchase which totaled $17.6 million and had a weighted average rate of 3.26%. The Corporation also had a $3.8 million line of credit with a weighted average rate of 5.08%, a $5.0 million subordinated note payable which carried a weighted average rate of 5.47% and junior subordinated debentures of $10.3 million with a weighted average rate of 9.05%. Borrowings increased $8.9 million during the nine months ended September 30, 2005. Maturing FHLB advances of approximately $11.5 million were replaced with Fed funds of approximately $16.9 million along with the availability of deposits for funding. At December 31, 2004, FHLB advances were $23.8 million with a weighted average rate of 1.91%. Fed funds purchased and securities sold under agreement to repurchase totaled $678,000 and had a weighted average rate of 2.20%. The Corporation’s line of credit of $500,000 had a weighted average rate of 3.76%, the subordinated note payable carried a weighted average rate of 4.62% and junior subordinated debentures of $10.3 million had a weighted average rate of 8.66%.

        Stockholders’ Equity. As of September 30, 2005, stockholders’ equity was $41.4 million or 6.6% of total assets. Stockholders’ equity increased $3.3 million during the nine months ended September 30, 2005 primarily as a result of comprehensive income of $3.4 million, which includes net income of $3.7 million. Stock options exercised totaled $166,000. These increases were partially offset by an increase in accumulated other comprehensive loss of $253,000, dividends paid of $278,000 and treasury stock purchases of $5,000. As of December 31, 2004, stockholders’ equity totaled $38.1 million or 6.8% of total assets.

        During the nine months ended September 30, 2005, options for 13,708 shares of common stock were exercised at a weighted-average price of $12.09 per share.

Asset Quality

        Non-performing Assets. Non-performing assets consists of non-accrual loans and leases of $2.3 million as of September 30, 2005, or 0.37% of total assets, as compared to $2.9 million, or 0.52% of total assets, as of December 31, 2004. This represents a decrease of $611,000 in non-performing assets due to the receipt of payment in full for a non-accrual lease which had a carrying value of $1.1 million as of December 31, 2004 and the sale of foreclosed property that had a carrying value of $665,000. These decreases were partially offset by an increase in non-accrual loans of $1.4 million as of September 30, 2005. The increase in non-accrual loans is primarily due to two loans, one to a medical supplies distributor with a net carrying value totaling $934,000 and the second to a wholesale food broker with a net carrying value totaling $464,000 as of September 30, 2005. The foreclosed property with a net carrying value of $665,000 as of December 31, 2004 was subsequently sold in February, 2005. A foreclosure which was formerly a first and second mortgage secured by a borrower’s residence took place in May, 2005. This foreclosed property was subsequently sold in August, 2005.

        The Corporation’s non-accrual loans and leases consist of the following at September 30, 2005 and December 31, 2004, respectively.

        The following represents information regarding the Corporation’s impaired loans:

        Loan charge-offs were $0 and $9,000 for the three and nine months ended September 30, 2005 and were $3,000 and $0 for the same periods in 2004, respectively. Recoveries for the three and nine months ended September 30, 2005 were $1,000 and $7,000 and were $6,000 and $124,000 for the same periods in 2004, respectively. The higher level of recoveries in 2004 resulted from a recovery of $113,000 from a lease to a printer of wall boards for manufactured housing that had been charged off in 2002.

        A summary of the activity in the allowance for loan and lease losses follows:

	Three Months Ended September 30		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
Allowance at beginning of period	$6,437	$6,926	$6,375	$6,811
Charge-offs:
Mortgage
Commercial	--	--	--	(3)
Lease	--	--	--	--
Consumer	--	--	(9)	--

Total charge-offs	--	--	(9)	(3)
Recoveries:
Mortgage	--	--	1	--
Commercial	1	6	6	11
Lease	--	--	--	113
Consumer	--	--	--	--

Total recoveries	1	6	7	124
Net recoveries (charge-offs)	1	6	(2)	121
Provision	53	(834)	118	(834)

Allowance at end of period	$6,491	$6,098	$6,491	$6,098

Allowance to gross loans and leases	1.28%	1.30%	1.28%	1.30%

Liquidity and Capital Resources

        During the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003, the Banks did not make dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations and that any future projected dividends from the Banks will be sufficient to meet the Corporation’s liquidity needs. The Corporation’s principal liquidity requirements at September 30, 2005 are the repayment of a short-term borrowing of $3.8 million and interest payments due on subordinated debentures and the junior subordinated debentures during 2005. The Corporation expects to meet its liquidity needs through existing cash flow sources, its bank line of credit and/ or dividends received from the Banks. The Corporation and its subsidiaries continue to have a strong capital base and the Corporation’s regulatory capital ratios continue to be significantly above the defined minimum regulatory ratios.

        FBFS manages its liquidity to ensure that funds are available to each of its Banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation’s own cash requirements are met. The Banks maintain liquidity by obtaining funds from several sources.

        The Banks’ primary sources of funds are principal and interest repayments on loans receivable and mortgage-related securities, deposits and other borrowings such as federal funds and Federal Home Loan Bank advances. The scheduled repayments of loans and the repayments of mortgage-related securities are a predictable source of funds. Deposit flows and loan repayments, however, are greatly influenced by general interest rates, economic conditions and competition.

        Brokered deposits are used by the Banks, which allows them to gather funds across a larger geographic base at price levels considered attractive. Access to such deposits allows the flexibility to not pursue single service deposit relationships in markets that have experienced some unprofitable pricing levels. Brokered deposits account for $261.6 million and $246.7 million of deposits as of September 30, 2005 and December 31, 2004, respectively. Brokered deposits are utilized to support asset growth and are generally a lower cost source of funds when compared to the interest rates that would need to be offered in the local markets to generate a sufficient level of funds. In addition, the administrative costs associated with brokered deposits are considerably less than the administrative costs that would be incurred to administer a similar level of local deposits. Although local market deposits are expected to increase as new client relationships are established and as existing clients increase the balances in their deposit accounts, the usage of brokered deposits will likely remain. In order to provide for ongoing liquidity and funding, all of the brokered deposits are certificates of deposit that do not allow for withdrawal, at the option of the depositor, before the stated maturity. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure so that at least 90 days of maturities would be funded through other means, including but not limited to advances from the Federal Home Loan Bank, replacement with higher cost local market deposits or cash flow from borrower repayments and security maturities.

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

        As of September 30, 2005 and 2004, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions (DFI) categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. The qualification results in lower assessment of FDIC premiums, among other benefits.

        In addition, the Banks exceeded minimum net worth requirement of 6.0% as required by the State of Wisconsin at December 31, 2004.

        The following table summarizes the Corporation and Banks’ capital ratios and the ratios required by its federal regulators at September 30, 2005, December 31, 2004 (as restated) and September 30, 2004 (as restated), respectively:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under FDIC Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2005:
Total capital
(to risk-weighted assets)
Consolidated	$60,994	11.12%	$43,865	8.00%	N/A	N/A
First Business Bank	53,436	11.41	37,473	8.00	$46,841	10.00%
First Business Bank - Milwaukee	8,702	11.07	6,287	8.00	7,859	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$49,503	9.03%	$21,932	4.00%	N/A	N/A
First Business Bank	48,151	10.28	18,736	4.00	$28,104	6.00%
First Business Bank - Milwaukee	7,720	9.82	3,144	4.00	4,716	6.00
Tier 1 capital
(to average assets)
Consolidated	$49,503	8.00%	$24,756	4.00%	N/A	N/A
First Business Bank	48,151	9.16	21,028	4.00	$26,285	5.00%
First Business Bank - Milwaukee	7,720	8.62	3,582	4.00	4,477	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under FDIC Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2004 (as restated):
Total capital
(to risk-weighted assets)
Consolidated	$57,296	11.03%	$41,553	8.00%	N/A	N/A
First Business Bank	48,256	10.68	36,164	8.00	$45,205	10.00%
First Business Bank - Milwaukee	8,185	12.45	5,259	8.00	6,574	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$45,921	8.84%	$20,777	4.00%	N/A	N/A
First Business Bank	42,968	9.51	18,082	4.00	$27,123	6.00%
First Business Bank - Milwaukee	7,360	11.20	2,629	4.00	3,944	6.00
Tier 1 capital
(to average assets)
Consolidated	$45,921	8.21%	$22,368	4.00%	N/A	N/A
First Business Bank	42,968	8.85	19,430	4.00	$24,287	5.00%
First Business Bank - Milwaukee	7,360	10.09	2,918	4.00	3,648	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under FDIC Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2004 (as restated):
Total capital
(to risk-weighted assets)
Consolidated	$56,467	11.16%	$40,468	8.00%	N/A	N/A
First Business Bank	46,966	10.58	35,526	8.00	$44,407	10.00%
First Business Bank - Milwaukee	8,241	13.65	4,830	8.00	6,038	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$45,030	8.90%	$20,234	4.00%	N/A	N/A
First Business Bank	41,742	9.40	17,763	4.00	$26,644	6.00%
First Business Bank - Milwaukee	7,485	12.40	2,415	4.00	3,623	6.00
Tier 1 capital
(to average assets)
Consolidated	$45,030	8.25%	$21,833	4.00%	N/A	N/A
First Business Bank	41,742	9.08	18,392	4.00	$22,990	5.00%
First Business Bank - Milwaukee	7,485	10.59	2,827	4.00	3,534	5.00

Contractual Obligations

        The following table summarizes the Corporation’s contractual cash obligations and other commitments at September 30, 2005.

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(Dollars in Thousands)
Operating lease obligations	$5,360	$536	$1,096	$1,063	$2,665
Fed funds purchased and securities
repurchase agreements	17,623	17,623	--	--	--
Time deposits	318,708	176,469	92,701	39,281	10,257
Line of Credit	3,750	3,750	--	--	--
Subordinated debt	5,000	--	--	--	5,000
Junior subordinated debentures	10,310	--	--	--	10,310
FHLB advances	12,547	9	1,019	11,022	497
Other long-term liabilities	--	--	--	--	--

Total contractual obligations	$373,298	$198,387	$94,816	$51,366	$28,729

Off-balance Sheet Arrangements

        As of September 30, 2005 the Corporation had outstanding commitments to originate $156.2 million of loans. Commitments to extend funds to or on behalf of clients pursuant to standby letters of credit totaled $16.2 million as of September 30, 2005. Commitments to extend funds typically have a term of less than one year; however the Banks have $40.2 million of commitments which extend beyond one year. No losses are expected as a result of these funding commitments. The Banks have entered into agreements with certain brokers that provide blocks of funds at specified interest rates for agreed upon fees. The Banks also utilize interest rate swaps for the purposes of interest rate risk management. Such instruments are discussed in Note10 to the Consolidated Financial Statements. Management believes adequate capital and liquidity are available from various sources to fund projected commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The primary function of asset and liability management is to provide liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities within specified maturities and/or repricing dates. Interest rate risk is the imbalance between interest-earning assets and interest-bearing liabilities at a given maturity or repricing date, and is commonly referred to as the interest rate gap (the “gap”). A positive gap exists when there are more assets than liabilities maturing or repricing within the same time frame. A negative gap occurs when there are more liabilities than assets maturing or repricing within the same time frame. During a period of rising interest rates, a negative gap over a particular period would tend to adversely affect net interest income over such a period, while a positive gap over a particular period would tend to result in an increase in net interest income.

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

        The Corporation’s asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation’s economic sensitivity to change in rates at September 30, 2005 has not changed materially since December 31, 2004.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        FBFS maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

        At December 31, 2004, March 31, 2005 and June 30, 2005 FBFS’s management carried out an evaluation, under the supervision and with the participation of FBFS’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on those evaluations, FBFS’s management initially concluded that as of December 31, 2004, March 31, 2005 and June 30, 2005 such disclosure controls and procedures were effective. However, on November 8, 2005, management and the Audit Committee of the Board of Directors of FBFS concluded that FBFS had a material weakness in its internal control over financial reporting as described below. Because of this material weakness in its internal control over financial reporting (described below) which impacted the financial statements for the first two quarters of 2005 and as of and for the years ended December 31, 2004, 2003, and 2002, management has, as of the date of the filing of this Form 10-Q, restated its assessment for those periods, and concluded that FBFS’s disclosure controls and procedures were not effective as of December 31, 2004, March 31, 2005, June 30, 2005 or September 30, 2005. Management identified the following material weakness in internal control over financial reporting as of December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005:

        As of the aforementioned period-ends, FBFS had ineffective policies and procedures relating to the accounting for certain derivative financial instruments under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Specifically, FBFS’s policies and procedures did not provide for sufficient testing and verification of the criteria for the “short cut” method to ensure proper application of the provisions of SFAS 133 at inception for certain derivative financial instruments and did not provide for periodic timely review of the proper accounting for certain derivative financial instruments for periods subsequent to inception. In addition, FBFS did not have personnel possessing sufficient technical expertise related to the application of the provisions of SFAS 133, or with a sufficient understanding of derivative instruments. This material weakness has resulted in the restatement of the Company’s financial statements for the first two quarters of 2005 and for the years ended December 31, 2004, 2003 and 2002 and the restatement of financial information for the year ended December 31, 2001 and each of the quarters in 2004.

Changes in Internal Control over Financial Reporting

        FBFS continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.

        There were no changes in our internal control over financial reporting that were implemented during the quarter ended September 30, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Since November 8, 2005, we have implemented or are in the process of implementing several important changes in our internal control over financial reporting related to our accounting for derivatives. These actions include:

•	Enhancing risk management policies and procedures related to reviewing derivative transactions;

•	Reviewing policies and procedures related to the initiation and subsequent review of hedge strategies; and
•	Changing policies and procedures to limit the Corporation’s use of the “short cut” method.

        While we believe these actions have significantly improved the internal controls over financial reporting, we further believe that additional time and testing are necessary before concluding that the material weakness has been fully remediated. We anticipate that we will have fully remediated the material weakness by December 31, 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	The following transactions occurred during the quarter ended September 30, 2005 pursuant to the 1993 Equity Incentive Plan. On July 8, 2005, 161 shares of FBFS common stock were sold for $1,325.03. On July 15, 2005, 337 shares of common stock were sold for $2,773.51. On July 15, 2005, 4,620 shares of FBFS common stock were sold for $38,022.60. On August 22, 2005, 2,310 shares of FBFS common stock were sold for $20,997.90. Those transactions were entered into pursuant to the exemption provided in Rule 701.

(b)	None.

(c)	Issuer Purchases of Equity Securities

The shares reflected in the above table as repurchased were surrendered by an employee as the consideration for the exercise of the stock options pursuant to the 1993 Equity Incentive Plan.

The ability of FBFS to pay dividends on, or repurchase, its common stock is largely dependent on the ability of FBFS’s operating subsidiaries to pay dividends to FBFS. Federal and state regulations impose various restrictions and requirements on state-charted banks with respect to their ability to pay dividends or make other distributions of capital.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information.

        None

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
November 21, 2005