Form 10-Q/A
period 2005-06-30
First Business Financial Services, Inc.
filed 2005-12-21
CIK 1305399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549
FORM 10-Q/A

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
Yes ☑            No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐            No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on December 20, 2005 was 2,435,008 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX – FORM 10-Q/A

Page
Item 4. Submission of Matters to Vote of Security Holders	39

Item 5. Other Information	40

Item 6. Exhibits	40

SIGNATURES	41
Certification of Chief Executive Officer
Certification of Senior VP and Chief Financial Officer
Section 1350 Certifications
This Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005 has been amended due to the restatement of consolidated financial statements related to hedge accounting. See Note 2 to the unaudited consolidated financial statements for more information.

PART I. Financial Information
     Item 1. – Financial Statements

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2005	2004
	(as restated)	(as restated)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$12,146	$8,644
Interest-bearing deposits	13	27

Cash and cash equivalents	12,159	8,671
Securities available-for-sale, at fair value	89,871	66,445
Loans and leases receivable, net:
Held for sale	—	137
Held for investment	485,742	469,801
Leasehold improvements and equipment, net	1,148	1,247
Foreclosed properties	650	665
Cash surrender value of life insurance	7,622	7,441
Goodwill and other intangibles	2,872	2,896
Accrued interest receivable and other assets	4,775	5,648

Total assets	$604,839	$562,951

Liabilities and Stockholders’ Equity
Deposits	$510,572	$474,677
Securities sold under agreement to repurchase	588	678
Federal Home Loan Bank and other borrowings	33,149	29,303
Junior subordinated debentures	10,310	10,310
Other liabilities	9,802	9,842

	564,421	524,810

Commitments and contingencies	—	—

Stockholders’ Equity:

Preferred stock, $10 par value, 10,000 Series A shares and 10,000 Series B shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 8,000,000 shares authorized, 2,435,462 and 2,429,182 shares issued, 2,418,539 and 2,412,409 outstanding in 2005 and 2004, respectively	24	24
Additional paid-in capital	22,529	22,426
Retained earnings	19,222	16,752
Accumulated other comprehensive loss	(970)	(677)
Treasury stock (16,923 and 16,773 shares in 2005 and 2004, respectively), at cost	(387)	(384)

Total stockholders’ equity	40,418	38,141

Total liabilities and stockholders’ equity	$604,839	$562,951

See accompanying Notes to Unaudited Consolidated Financial Statements.

Unaudited Consolidated Statements of Income

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2005	2004	2005	2004
	(as restated)		(as restated)
	(In Thousands, Except Per Share Data)
Interest income:
Loans and leases	$8,043	$6,217	$15,254	$12,222
Securities income:
Taxable	772	543	1,463	1,067
Fed funds sold and other	48	34	102	73

Total interest income	8,863	6,794	16,819	13,362
Interest expense:
Deposits	3,850	2,089	7,116	4,276
Notes payable and other borrowings	256	179	434	369
Guaranteed trust preferred securities	234	220	462	440

Total interest expense	4,340	2,488	8,012	5,085

Net interest income	4,523	4,306	8,807	8,277
Provision for loan and lease losses	—	—	65	—

Net interest income after provision for loan and lease losses	4,523	4,306	8,742	8,277

Non-interest income:
Service charges on deposits	214	250	428	500
Credit, merchant and debit card fees	43	38	81	71
Loan fees	133	125	278	255
Gain on sale of 50% owned joint venture	—	—	973	—
Increase in cash surrender value of bank-owned life insurance	93	40	181	84
Trust and investment services fee income	244	179	526	342
Change in fair value of interest rate swaps	336	1,304	272	990
Net cash settlement of interest rate swaps	(21)	(289)	(52)	(589)
Written option income	—	—	—	7
Other	53	148	96	211

Total non-interest income	1,095	1,795	2,783	1,871

Non-interest expense:
Compensation	2,148	1,948	4,355	3,934
Occupancy	264	216	489	463
Equipment	117	132	238	251
Data processing	276	188	476	367
Marketing	231	170	394	272
Professional fees	411	139	626	449
Other	299	322	743	640

Total non-interest expense	3,746	3,115	7,321	6,376

Minority interest in net (income) loss of consolidated subsidiary	—	(3)	—	(9)

Income before income tax expense	1,872	2,983	4,204	3,763
Income tax expense	649	1,060	1,456	1,365

Net income	$1,223	$1,923	$2,748	$2,398

Earnings per share:
Basic	$0.51	$0.89	$1.14	$1.15
Diluted	0.50	0.85	1.12	1.09
Dividends declared per share	0.115	0.10	0.115	0.10
See accompanying Notes to Unaudited Consolidated Financial Statements.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	loss	stock	Total
	(Dollars in thousands, except share data)
Balance at December 31, 2003, as reported	$20	$14,108	$13,861	$(1,978)	$(35)	$25,976
Restatement adjustments	—	—	(861)	875	—	14

Balance at December 31, 2003, as restated	$20	$14,108	$13,000	$(1,103)	$(35)	$25,990
Comprehensive income:
Net income, as restated	—	—	2,398	—	—	2,398
Unrealized securities losses arising during the period
net of minority interest	—	—	—	(709)		(709)
Unrealized derivatives gains arising during the period	—	—	—	14	—	14
Reclassification adjustment for realized loss on derivatives	—	—	—	328	—	328
Income tax effect	—	—	—	185	—	185

Comprehensive income (as restated)						2,216
Cash dividends ($0.10 per share)	—	—	(236)	—	—	(236)
Treasury stock purchased (14,973 shares)	—	—	—	—	(281)	(281)
Conversion of BBG shares (336,205 shares)	3	7,730	—	—	—	7,733
Stock options exercised (62,010 shares)	1	332	—	—	—	333

Balance at June 30, 2004, as restated	$24	$22,170	$15,162	$(1,285)	$(316)	$35,755

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	loss	stock	Total
	(Dollars in thousands, except share data)
Balance at December 31, 2004, as reported	$24	$22,426	$17,229	$(1,118)	$(384)	$38,177
Restatement adjustments	—	—	(477)	441	—	(36)

Balance at December 31, 2004, as restated	$24	$22,426	$16,752	$(677)	$(384)	$38,141
Comprehensive income:
Net income, as restated	—	—	2,748	—	—	2,748
Unrealized securities losses arising during the period	—	—	—	(650)	—	(650)
Unrealized derivatives gains arising during the period	—	—	—	2	—	2
Reclassification adjustment for realized loss on derivatives	—	—	—	135	—	135
Income tax effect	—	—	—	220	—	220

Comprehensive income (as restated)						2,455
Cash dividends ($0.115 per share)	—	—	(278)	—	—	(278)
Treasury stock purchased (150 shares)	—	—	—	—	(3)	(3)
Stock options exercised (6,280 shares)	—	103	—	—	—	103

Balance at June 30, 2005, as restated	$24	$22,529	$19,222	$(970)	$(387)	$40,418

See accompanying Notes to Unaudited Consolidated Financial Statements.

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2005	2004
	(as restated)	(as restated)
	(In Thousands)
Operating Activities
Net income	$2,748	$2,398
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(1,776)	1,629
Provision for loan and lease losses	65	—
Depreciation, amortization and accretion, net	537	544
Change in fair value of interest rate swaps	(272)	(990)
Written option income	—	(7)
Sale of loans originated for sale	137	18
Increase in cash surrender value of bank-owned life insurance	(181)	(84)
Gain on sale of loans originated for sale	(1)	—
Gain on sale of 50% owned joint venture	(973)	—
Minority interest in net income of consolidated subsidiaries	—	9
(Increase) decrease in accrued interest receivable and other assets	(967)	762
Increase in accrued expenses and other liabilities	2,145	789

Net cash provided by operating activities	1,462	5,068

Investing activities
Proceeds from maturities of available-for-sale securities	13,700	6,299
Proceeds from sale of 50% owned joint venture	2,100	—
Purchases of available-for-sale securities	(37,120)	(9,122)
Net increase in loans and leases	(16,100)	(15,955)
Purchases of leasehold improvements and equipment	(27)	(213)

Net cash used in investing activities	(37,447)	(18,991)

Financing activities
Net increase in deposits	35,895	17,979
Net increase (decrease) in FHLB line of credit	(11,154)	5,696
Net increase (decrease) in short-term borrowed funds	14,910	(4,284)
Exercise of stock options	103	333
Cash dividends	(278)	(236)
Purchase of treasury stock	(3)	(281)

Net cash provided by financing activities	39,473	19,207

Net increase in cash and cash equivalents	3,488	5,284
Cash and cash equivalents at beginning of period	8,671	12,465

Cash and cash equivalents at end of period	$12,159	$17,749

Supplementary cash flow information
Cash paid or credited to accounts:
Interest on deposits and borrowings	$7,797	$5,627
Income taxes	2,142	607

Non-cash transactions:
Loans transferred to foreclosed properties	650	—
Deconsolidation of trust preferred securities	—	10,310
Acquisition of minority shares of BBG:
Increase in common stock and paid-in capital	—	7,733
Elimination of minority interest	—	(4,392)
Settlement of written option liability	—	(654)
Increase in goodwill and other intangible assets	—	(2,689)
Other	—	2
See accompanying Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Principles of Consolidation.
The unaudited consolidated financial statements include the accounts and results of First Business Financial Services, Inc. (“FBFS” or “the Corporation”), and its wholly-owned subsidiaries, First Business Bank (“FBB”), and First Business Bank – Milwaukee. All significant intercompany balances and transactions have been eliminated in consolidation.
Note 2 – Restatement of Consolidated Financial Statements.
On November 8, 2005, FBFS determined that it would restate its previously issued consolidated financial statements for the first two quarters of 2005 and for the years ended December 31, 2004, 2003, 2002, as a result of accounting treatment related to its interest rate swaps associated with money market deposit accounts (“MMDAs”), variable rate loans (“Loans”), trust preferred securities (“TPSs”) and brokered certificates of deposit (“CDs”).
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
In December 2001, FBFS Statutory Trust I (the “Trust”), a business trust wholly owned by FBFS, sold preferred securities and FBFS simultaneously entered into an interest rate swap to hedge the interest rate risk. Since inception of the swap, FBFS has applied the “short-cut” method of cash flow hedge accounting under SFAS No. 133 to account for the swap. Effective in the year beginning January 1, 2004, in accordance with the application of the Financial Accounting Standards Board Interpretation No. 46 (revised) (“FIN 46R”) FBFS deconsolidated the Trust. Subsequent to June 30, 2005 FBFS determined that this hedging relationship no longer qualifies for hedge accounting because upon adoption of FIN 46R, FBFS did not dedesignate the existing hedge relationship and redesignate a new hedging relationship.
Additionally, since the third quarter of 2004, FBFS has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs. Since inception of the hedging program, FBFS has applied the “short-cut” method of fair value hedge accounting under SFAS No. 133 to account for the swaps. Subsequent to June 30, 2005 FBFS determined that these swaps did not qualify for the “short-cut” method because the form of payment of the broker fee incurred to acquire the related CD was determined to have caused the swaps not to have a zero value at inception.
It is not known what the effect on the consolidated financial statements would have been had the Corporation applied the “long-haul” method of documenting the hedges for the MMDA, Loan and CD interest rate swaps rather than the “short-cut” method. However, management believes these interest rate swaps would have been effective as economic hedges. Hedge accounting under SFAS No. 133 is not allowed for the affected periods because the hedge documentation required for the “long-haul” method was not in place at the inception of the hedge. Similarly the TPS swap remained economically effective but under SFAS No. 133 hedge accounting is not allowed for the affected periods because the required documentation was not in place on the date FIN 46R was adopted.
At December 31, 2003 and 2004, the consolidated financial statements reflect an adjustment to decrease retained earnings of $861,000 and $477,000, respectively, and an increase in accumulated other comprehensive income of $875,000 and $441,000, respectively.
As a result the financial statements for all affected periods through March 31, 2005 reflect a cumulative charge of $522,000, net of income taxes, to account for the interest rate swaps referred to above as if hedge accounting was never applied to them. In addition, for the quarter ended June 30, 2005, a benefit of approximately $146,000, net of income taxes was recorded, to reflect the same treatment.
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
The Registration Statement on Form 10/A including financial statements for the years ended December 31, 2004, 2003 and 2002 and interim financial statements for the quarter ended March 31, 2005 was amended to reflect the proper accounting treatment. This Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005 has been amended to reflect the proper accounting treatment. A Form 8–K was filed on November 21, 2005 which disclosed a summary of the changes to the consolidated balance sheet and consolidated statement of income line items for the periods included in these reports.
Effects of the restatement by line item follow for the periods presented in this Form 10–Q. The tax effect of the adjustments approximates the Corporation’s marginal rate of 39.2%.

	Impact to Consolidated Balance Sheets
			(In thousands)
	(Unaudited)
	June 30, 2005			December 31, 2004
	As			As
	Previously	Restatement	As	Previously	Restatement	As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated

Other liabilities	$9,706	$96	$9,802	$9,806	$36	$9,842
Total liabilities	564,325	96	564,421	524,774	36	524,810
Retained earnings	19,598	(376)	19,222	17,229	(477)	16,752
Accumulated other comprehensive loss, net of tax	(1,250)	280	(970)	(1,118)	441	(677)
Total shareholders’ equity	40,514	(96)	40,418	38,177	(36)	38,141

	Impact to Consolidated Statements of Income
	(In thousands, except per share data) (Unaudited)
	Three Months Ended June 30,
	2005			2004
	As			As
	Previously	Restatement	As	Previously	Restatement	As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated

Interest expense on deposits	$3,824	$26	$3,850	$2,282	$(193)	$2,089
Interest expense on junior subordinated debentures	223	11	234	223	(3)	220
Total interest expense	4,303	37	4,340	2,684	(196)	2,488
Net interest income	4,560	(37)	4,523	4,110	196	4,306
Net interest income after provision for loan and lease losses	4,560	(37)	4,523	4,110	196	4,306
Change in fair value of interest rate swaps	—	336	336	—	1,304	1,304
Net cash settlement of interest rate swaps	—	(21)	(21)	—	(289)	(289)
Total non interest income	780	315	1,095	775	1,015	1,790
Income before income tax expense	1,594	278	1,872	1,772	1,211	2,983
Income tax expense	517	132	649	683	377	1,060
Net income	1,077	146	1,223	1,089	834	1,923

Earnings per share:
Basic	$0.45	$0.06	$0.51	$0.51	$0.38	$0.89
Diluted	$0.44	$0.06	$0.50	$0.48	$0.37	$0.85

	Impact to Consolidated Statements of Income
	(In thousands, except per share data) (Unaudited)
	Six Months Ended June 30,
	2005			2004
	As			As
	Previously	Restatement	As	Previously	Restatement	As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Interest expense on deposits	$7,062	$54	$7,116	$4,675	$(399)	$4,276
Interest expense on junior subordinated debentures	444	18	462	444	(4)	440
Total interest expense	7,940	72	8,012	5,488	(403)	5,085
Net interest income	8,879	(72)	8,807	7,874	403	8,277
Net interest income after provision for loan and lease losses	8,814	(72)	8,742	7,874	403	8,277
Change in fair value of interest rate swaps	—	272	272	—	990	990
Net cash settlement of interest rate swaps	—	(52)	(52)	—	(589)	(589)
Total non interest income	2,563	220	2,783	1,465	401	1,866
Income before income tax expense	4,056	148	4,204	2,959	804	3,763
Income tax expense	1,409	47	1,456	1,084	281	1,365
Net income	2,647	101	2,748	1,875	523	2,398

Earnings per share:
Basic	$1.10	$0.04	$1.14	$0.90	$0.25	$1.15
Diluted	$1.07	$0.05	$1.12	$0.85	$0.24	$1.09
The restatement had no effect on cash flows from operating, investing or financing activities.

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
In conformity with GAAP, management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could experience significant changes in the near-term include the allowance for loan and lease losses, the value of foreclosed property, lease residuals, the value of property under operating leases, derivative financial instruments, hedging activities and accrued and deferred income taxes. The results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2005. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Report on Form 10/A for the year ended December 31, 2004.
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

	Six Months Ended
	June 30,
	2005	2004
	(as restated)	(as restated)
	(Dollars in Thousands, Except Per Share Data)
Net Income
As restated	$2,748	$2,398
Compensation expense under the fair value method	179	106
Pro forma	2,569	2,292

Earnings Per Share — Basic
As restated	1.14	1.15
Compensation expense under the fair value method	0.08	0.05
Pro forma	1.06	1.10

Earnings Per Share — Diluted
As restated	1.12	1.09
Compensation expense under the fair value method	0.05	0.03
Pro forma	1.07	1.06

	Three Months Ended
	June 30,
	2005	2004
	(as restated)	(as restated)
	(Dollars in Thousands, Except Per Share Data)
Net Income
As restated	$1,223	$1,923
Compensation expense under the fair value method	90	53
Pro forma	1,133	1,870

Earnings Per Share — Basic
As restated	0.51	0.89
Compensation expense under the fair value method	0.04	0.03
Pro forma	0.47	0.86

Earnings Per Share — Diluted
As restated	0.50	0.85
Compensation expense under the fair value method	0.04	0.03
Pro forma	0.46	0.82
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
12,000 stock options were granted in February 2005 and 3,750 stock options were granted in May 2005. No options have been granted since May 2005. The estimated fair value of any options granted in the future will be determined pursuant to SFAS 123R and will consider expected volatility.
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

Changes in the gross carrying amount, accumulated amortization and net book value of core deposits and other intangibles were as follows:

	Six Months Ended
	June 30,
	2005	2004
	(In Thousands)
Core deposit intangibles:

Gross carrying amount	$145	$145
Accumulated amortization	(40)	(22)

Net book value	$105	$123

Additions during the year	$—	$—
Amortization during the period	(18)	(19)

Other intangibles:

Gross carrying amount	$120	$120
Accumulated amortization	(42)	(30)

Net book value	$78	$90

Additions during the year	$—	$—

Amortization during the year	(6)	(6)
The following table shows the current period and estimated future amortization expense for amortized intangible assets:

	Core
	Deposit	Other
	Intangibles	Intangibles	Total
Six months ended June 30, 2005	$18	$6	$24

Estimate for the six months ended December 31, 2005	14	6	20

Estimate for the year ended December 31,
2006	24	12	36
2007	18	12	30
2008	13	12	25
2009	10	12	22

	$65	$48	$113

Note 6 – Securities.
The amortized cost and estimated fair values of securities available-for-sale are as follows (in thousands):

	As of June 30, 2005
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
Securities available-for-sale	cost	gains	losses	fair value

	(In Thousands)
FHLB stock and other	$2,857	$—	$—	$2,857
U.S. Government agencies	4,198	—	(54)	4,144
Collateralized mortgage obligations	83,980	8	(1,118)	82,870

	$91,035	$8	$(1,172)	$89,871

	As of December 31, 2004
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
Securities available-for-sale	cost	gains	losses	fair value
	(In Thousands)
FHLB stock and other	$2,811	$—	$—	$2,811
U.S. Government agencies	3,275	—	(22)	3,253
Collateralized mortgage obligations	60,873	41	(533)	60,381

	$66,959	$41	$(555)	$66,445

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at June 30, 2005. Such securities have declined in value due to current interest rate environments and not credit quality and do not presently represent realized losses. The Corporation has the ability to and anticipates that these securities, which have been in a continuous loss position but are not other-than-temporarily impaired, will be kept in the portfolio until maturity. If held until maturity, it is anticipated that the investments will be realized with no loss. If the Corporation determines that any of the above securities are deemed other-than-temporarily impaired, the impairment loss will be recognized in the consolidated statement of income.
A summary of unrealized loss information for investment securities, categorized by security type follows (in thousands):

	As of June 30, 2005
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
	(In Thousands)
U.S. Government agencies	$3,216	$54	$—	$—	$3,216	$54
Collateralized mortgage obligations	51,825	608	28,446	510	80,271	1,118

	$55,041	$662	$28,446	$510	$83,487	$1,172

The Corporation has not sold any available-for-sale securities for any of the periods shown and has therefore not realized any gains or losses on such transactions.
At June 30, 2005 and December 31, 2004, securities with a fair value of approximately $34,499,000 and $39,895,000, respectively, were pledged to secure public deposits, securities under arrangements to repurchase, and borrowings.
Unrealized holding gains and losses, net of tax effect, included in accumulated other comprehensive income at June 30, 2005 and 2004 was $763,000 and $758,000, respectively.
Note 7 – Loans and Allowance for Loan and Lease Losses
Loan and lease receivables consist of the following (in thousands):

	As of June 30,	As of December 31,
	2005	2004
	(In thousands)
First mortgage loans:
Commercial real estate	$234,567	$215,605
Construction	44,130	41,910
Multi-family	23,947	17,786
1-4 family	23,965	22,814

	326,609	298,115

Commercial business loans	124,648	136,482
Direct financing leases	21,305	25,583
Second mortgage loans	7,485	5,563
Credit card and other	12,380	10,743

	492,426	476,486

Less:
Allowance for loan and lease losses	6,437	6,375
Deferred loan fees	247	310

	$485,742	$469,801

     An analysis of the allowance for loan and lease losses is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
Allowance at beginning of period	$6,444	$6,812	$6,375	$6,811
Charge-offs:
Mortgage
Commercial	—	—	—	(3)
Lease	—	—	—	—
Consumer	(9)	—	(9)	—

Total charge-offs	(9)	—	(9)	(3)
Recoveries:
Mortgage	—	—	1	—
Commercial	2	1	5	5
Lease	—	113	—	113
Consumer	—	—	—	—

Total recoveries	2	114	6	118
Net recoveries (charge-offs)	(7)	114	(3)	115
Provision	—	—	65	—

Allowance at end of period	$6,437	$6,926	$6,437	$6,926

Allowance to gross loans and leases	1.31%	1.49%	1.31%	1.49%
Note 8 – Deposits

	As of June 30,		As of December 31,
	2005		2004
	(as restated)		(as restated)
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
	(Dollars in Thousands)
Transaction accounts:
Demand deposits	$36,393	0.00%	$40,835	0.00%
Negotiable order of withdrawal (“NOW”) accounts	47,117	2.45	38,017	1.16

	83,510		78,852

Money market accounts	107,210	2.60	88,324	1.34
Certificates of deposit:
0.00% to 1.99%	8,793	1.58	100,385	1.68
2.00% to 2.99%	91,748	2.55	96,882	2.31
3.00% to 3.99%	107,928	3.42	34,854	3.37
4.00% and greater	111,383	4.41	75,380	4.58

	319,852		307,501

	$510,572		$474,677

Note 9 – Borrowings

	As of June 30,
	2005
	(as restated)
		Weighted	Weighted
		Average	Average
	Balance	Balance	Rate
	(Dollars in Thousands)
Fed funds purchased and securities sold under agreement to repurchase	$13,588	$7,536	2.92%
FHLB advances	12,649	11,672	2.79
Junior subordinated debentures	10,310	10,310	8.96
Line of credit	2,500	1,403	4.42
Subordinated note payable	5,000	5,000	5.20

	$44,047	$35,921	4.99%

Short-term borrowings	$27,192
Long-term borrowings (due beyond one year)	16,855

	$44,047

	As of December 31,
	2004
	(as restated)
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

	$40,291

Note 10 – Derivatives (as restated)
The Corporation uses derivatives to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument where hedge accounting is permitted. Derivatives used for interest risk management include interest rate swaps. The Corporation currently uses cash flow hedges to hedge interest rate risk associated with variable rate deposits.
A list of the outstanding derivatives is shown in the table below

	As of June 30,				As of December 31,
	2005				2004
	(as restated)				(as restated)
	(In thousands)
	Notional	Maturity	Fixed	Variable	Notional	Maturity	Fixed	Variable
	Amount	Date	Rate	Rate	Amount	Date	Rate	Rate
Cash Flow Hedge:
Pay-fixed interest rate swap	$874	April, 2009	5.24%	2.98%	$960	April, 2009	5.24%	2.25%

Other Derivatives:
Pay-fixed interest rate swap	10,000	October, 2006	3.94	3.04	10,000	October, 2006	3.94	2.25
Pay-fixed interest rate swap	10,000	November, 2006	3.75	3.14	10,000	November, 2006	3.75	2.25
Pay-fixed interest rate swap	10,000	December, 2006	4.94	3.43	10,000	December, 2006	4.94	2.51
Callable receive-fixed interest rate swap	10,000	January, 2010	4.25	3.38	10,000	January, 2010	4.25	2.48
Callable receive-fixed interest rate swap	10,000	February, 2010	4.35	3.24	10,000	February, 2010	4.35	2.42
Callable receive-fixed interest rate swap	10,000	February, 2010	4.10	3.31	—		—	—
Callable receive-fixed interest rate swap	10,000	November, 2010	4.00	3.24	10,000	November, 2010	4.00	2.42
Pay-fixed interest rate swap	4,763	June, 2011	5.49	3.01	4,823	June, 2011	5.49	2.26

	$75,637				$65,783

The fair value of cash flow hedges represented an unrealized loss of $31,000 at June 30, 2005 and $45,000 at December 31, 2004. The fair value of other derivatives included in other liabilities totaled $830,000 at June 30, 2005 and $1,102,000 at December 31, 2004.
As required by SFAS No. 133, the Corporation is amortizing over the remaining life of the swap the market loss of the interest rate swap that no longer qualifies for cash flow hedge accounting because upon adoption of FIN46R, the Corporation did not dedesignate the existing hedge relationship and redesignate a new hedging relationship. At June 30, 2005 and December 31, 2004, the balance of the unamortized market loss on the interest rate swap included in accumulated other comprehensive income was $189,000 and $312,000, respectively.

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

	Three Months Ended June 30,
	2005	2004
	(as restated)	(as restated)
Numerator:
Net income	$1,223,007	$1,923,300

Numerator for basic earnings per share— income available to common stockholders	1,223,007	1,923,300

Numerator for diluted earnings per share— income available to common stockholders	1,223,007	1,923,300

Denominator:
Denominator for basic earnings per share—weighted-average common shares outstanding	2,418,220	2,149,079

Effect of dilutive securities:
Employee stock options	44,900	74,639
BBG employee stock options	—	4,753
Option liability	—	30,003

Denominator for diluted earnings per share—adjusted weighted-average common shares and assumed conversions	2,463,120	2,258,474

Basic earnings per share	$0.51	$0.89
Diluted earnings per share	0.50	0.85

	Six Months Ended June 30,
	2005	2004
	(as restated)	(as restated)
Numerator:	$2,748,135	$2,398,400

Net income

Numerator for basic earnings per share— income available to common stockholders	2,748,135	2,398,400

(Income) expense option liability	—	(7,000)

Numerator for diluted earnings per share— income available to common stockholders	2,748,135	2,391,400

Denominator:
Denominator for basic earnings per share—weighted-average common shares outstanding	2,416,052	2,085,407

Effect of dilutive securities:
Employee stock options	46,836	71,543
BBG employee stock options	—	3,777
Option liability	—	30,003

Denominator for diluted earnings per share—adjusted weighted-average common shares and assumed conversions	2,462,888	2,190,730

Basic earnings per share	$1.14	$1.15
Diluted earnings per share	1.12	1.09

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

Results of Operations
Comparison of Three and Six Months Ended June 30, 2005 and 2004
     General. Net income for the three months ended June 30, 2005 decreased $700,000 and increased $350,000 for the six months ended June 30, 2005 from $1.9 million and $2.4 million, respectively, in the same periods in 2004 to $1.2 million and $2.7 million. The three months ended June 30, 2005 included an increase of $2.1 million in interest income, a decrease in the net cash settlement expense of interest rate swaps of $268,000 and a decrease in income tax expense of $411,000. These increases were offset by increases of $1.9 million in interest expense, a decrease in the gain recognized for the change in fair value of interest rate swaps of $968,000 and $635,000 in non-interest expense as compared to the same period in the prior year. The six months ended June 30, 2005 included a gain on the sale of the 50% equity investment in a leasing joint venture, m2 Lease Funds, LLC (“m2”), of $973,000. In addition to the gain on sale of the equity investment, interest income increased $3.5 million, net cash settlement expense of interest rate swaps decreased $537,000 and trust and investment services fee income increased $184,000. These components that caused an increase in net income for the six month period were partially offset by increases in interest expense of $2.9 million, an increase in non-interest expense of $949,000 and a decrease in the gain recognized for the change in fair value of interest rate swaps of $718,000. Diluted earnings per share for the three months ended June 30, 2005 decreased to $0.50 from $0.85 for the same period in 2004. This was attributable to the decrease in net income as well as the increase in weighted average shares outstanding resulting from the exercise of the written option by BBG shareholders in 2004. Diluted earnings per share for the six months ended June 30, 2005 increased to $1.12 from $1.09 as a result of an increase in net income partially offset by the increase in weighted average shares outstanding. The annualized return on average assets for the three and six months ended June 30, 2005 was 0.81% and 0.93%, respectively, as compared to 1.47% and 0.92%, respectively, for the same periods in 2004. The annualized return on average stockholders’ equity for the three and six months ended June 30, 2005 was 12.30% and 14.02%, respectively, as compared to 24.52% and 15.54%, respectively for the same periods in 2004.
     Net Interest Income. Net interest income increased $216,000, or 5.0%, and $529,000, or 6.4% to $4.5 million and $8.9 million for the three and six months ended June 30, 2005 from $4.3 million and $8.3 million for the same periods in 2004. The improvements in net interest income for the three and six months ended June 30, 2005 were due to increases in average earning assets offset by decreases in net interest margin as compared to the same period in 2004. The net interest margin decreased from 3.37% for the three months ended June 30, 2004 to 3.11% for the same period in 2005. This was also reflected in the decrease in the interest rate spread from 3.09% from the three months ended June 30, 2004 to 2.71% for the same three month period in 2005. The net interest margin decreased from 3.26% for the six months ended June 30, 2004 to 3.09% for the six months ended June 30, 2005. The interest rate spread decreased to 2.71% from 2.98% for the six months ended June 30, 2005 as compared to the same period in 2004. The decreases in the net interest margin were the result of the increases in yields paid on interest-bearing liabilities outpacing the increases in yields earned on interest-earning assets.
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
     Interest expense increased $1.8 million and $2.9 million to $4.3 million and $8.0 million, respectively, for the three and six months ended June 30, 2005 from $2.5 million and $5.1 million for the same periods in 2004. These increases were primarily due to respective $1.8 million and $2.8 million increases in interest expense on deposits for the three and six months ended June 30, 2005 with the weighted average rate increasing, respectively, from 2.07% and 2.13% to 3.23%and 3.05% from the same periods in 2004. The increases in interest expense were largely due to rising rates on deposits accompanied by increases in average interest-bearing deposits of $72.8 million and $65.6 million for the three and six month periods or 18.0% and 16.3% for the respective periods from $404.0 million and $401.6 million for the three and six months ended June 30, 2004 to $476.8 million and $467.2 million for the same periods in 2005. These increases were largely a result of growth in average certificates of deposit of $31.2 million and $30.5 million from $286.0 million and $284.3 million for the three and six months ended June 30, 2004 to $317.2 million and $314.8 million for the same periods in 2005, primarily acquired through deposit brokers. These increases were partially offset by decreases in the average balance of Federal Home Loan Bank (“FHLB”) advances, used as another source of funding, of $17.4 million and $11.1 million from $24.7 million and $22.7 million for the respective three and six months ended June, 2004 to $7.4 million and $11.7 million for the same periods in 2005, or (70.2)% and (48.6)%, respectively, with the average cost of such advances of 3.89% and 2.79% in 2005 as compared to 1.78% and 2.01% for the same periods in 2004. The overall weighted average cost of borrowings increased from 3.76% and 3.99% for the three and six months ended June 30, 2004 to 5.34% and 4.99% for the same periods in 2005. This was a result of increases in other categories of funding as well as increases in interest rates from both periods in 2004.
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
     Non-Interest Income. Non-interest income, consisting primarily of deposit and loan related fees, interest rate swaps changes in fair value and net cash settlements as well as fees earned for trust and investment services, decreased $695,000, to $1.1 million for the three months ended June 30, 2005 as compared to $1.8 million for the same period in 2004 and increased $917,000, or 49.1%, to $2.8 million for the six months ended June 30, 2005 from $1.9 million for the same period in 2004. The primary contributor to the decrease for the three months ended June 30, 2005 was the decrease in the gain recognized for the change in fair value of interest rate swaps of $968,000 partially offset by a decrease in the net cash settlement expense of interest rate swaps of $268,000. The primary contributors to the increase for the six months ended June 30, 2005 were the gain on sale of $973,000 from the Corporation’s 50% owned joint venture, m2 and a $184,000 increase in trust and investment services fee income from FBB’s trust and investment services area due to successful efforts to increase trust assets under management. Money transferred in from new and existing clients as well as market appreciation contributed to the increase in trust assets managed. In addition to this, there was an increase of $97,000 in the cash surrender value of bank-owned life insurance for the six months ended June 30, 2005 as compared to the same period in 2004 due to the purchase of additional bank-owned life insurance. These increases were partially offset by decreases in other income of $115,000 which represents income from the equity earnings of the 50% owned joint venture for the six months ended June 30, 2004 which was sold January 4, 2005. Also contributing to the decrease was a decrease in service charges on demand deposit accounts of $72,000.
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
     Income Taxes. Income tax expense was $649,000 and $1.5 million for the three and six months ended June 30, 2005, with effective rates of 34.7% and 34.6%, compared to $1.1 million and $1.4 million for the same periods in 2004, with effective rates of 35.5% and 36.3%. The effective tax rates for both periods of 2005 have declined from the same periods in 2004 primarily due to certain costs which are not tax deductible related to the acquisition of the remaining shares of BBG in June 2004. Also contributing to the reduction was an increase in the amount of non-taxable income from bank-owned life insurance in 2005.
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

	Three Months Ended June 30,
	2005			2004
	(as restated)			(as restated)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)
Interest-Earning Assets
Mortgage loans (2)	$326,868	$4,867	5.96%	$294,709	$4,085	5.54%
Commercial loans	139,433	2,831	8.12	122,932	1,719	5.59
Leases	22,756	295	5.19	24,375	374	6.14
Consumer loans	3,731	50	5.36	3,671	39	4.25

Total loans and leases receivable (1)	492,788	8,043	6.53	445,687	6,217	5.58
Mortgage-related securities (2)	82,092	751	3.66	56,872	491	3.45
Investment securities (2)	4,155	30	2.89	5,856	52	3.55
Federal Home Loan Bank stock	2,816	38	5.40	2,352	34	5.78
Fed funds sold and other	142	1	2.82	74	0	1.02
Interest bearing deposits	16	—	0.00	50	0	1.94

Total interest-earning assets	582,009	8,863	6.09	510,891	6,794	5.32
Non-interest-earning assets	21,614			14,152

Total assets	$603,623			$525,043

Interest-Bearing Liabilities
NOW accounts	$52,197	$346	2.65	$46,256	$112	0.97
Money market	107,396	741	2.76	71,728	256	1.43
Certificates — regular	274,600	2,369	3.45	244,896	1,541	2.52
Certificates — large	42,607	393	3.69	41,115	179	1.74

Total deposits	476,800	3,849	3.23	403,995	2,088	2.07
Junior subordinated debentures	10,310	234	9.08	10,310	220	8.54
FHLB advances	7,364	72	3.89	24,720	110	1.78
Other borrowings	19,051	185	3.88	7,460	69	3.70

Total interest-bearing liabilities	513,525	4,340	3.38	446,485	2,487	2.23
Non-interest-bearing liabilities	50,324			43,231

Total liabilities	563,849			489,716
Minority interest in 51% owned subsidiary	—			3,962
Stockholders’ equity	39,774			31,365

Total liabilities and Stockholders’ equity	$603,623			$525,043

Net interest income/interest rate spread		$4,523	2.71%		$4,307	3.09%

Net interest-earning assets	$68,484			$64,406

Net interest margin			3.11%			3.37%

Ratio of average interest-earning assets to average interest- earning liabilities	1.13			1.14

Return on average assets	0.81%			1.47%

Return on average equity	12.30%			24.52%

Average equity to average assets	6.59%			5.97%

Non-interest expense to average assets	2.57%			2.59%

(1)	The average balances of loans and leases include non-performing loans and leases, interest of which is generally recognized on a cash basis.

(2)	Includes amortized cost basis of assets held and available for sale.

	Six Months Ended June 30,

	2005			2004
	(as restated)			(as restated)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)
Interest-Earning Assets
Mortgage loans (2)	$318,499	$9,114	5.72%	$292,970	$7,649	5.22%
Commercial loans	138,386	5,435	7.85	121,699	3,756	6.17
Leases	23,988	630	5.25	23,972	738	6.16
Consumer loans	2,696	75	5.56	3,652	79	4.33

Total loans and leases receivable (1)	483,569	15,254	6.31	442,293	12,222	5.53
Mortgage-related securities (2)	78,427	1,410	3.60	55,388	943	3.41
Investment securities (2)	4,373	62	2.84	6,983	124	3.55
Federal Home Loan Bank stock	2,795	76	5.44	2,334	73	6.21
Fed funds sold and other	1,580	16	2.03	60	0	0.96
Interest bearing deposits	62	1	3.23	52	0	1.32

Total interest-earning assets	570,806	16,819	5.89	507,110	13,362	5.27
Non-interest-earning assets	22,460			13,903

Total assets	$593,266			$521,013

Interest-Bearing Liabilities
NOW accounts	$51,612	$632	2.45	$46,224	$210	0.91
Money market	100,843	1,313	2.60	71,041	497	1.40
Certificates — regular	273,133	4,287	3.14	242,538	3,198	2.64
Certificates — large	41,619	884	4.25	41,761	371	1.78

Total deposits	467,207	7,116	3.05	401,564	4,276	2.13
Junior subordinated debentures	10,310	462	8.96	10,310	440	8.54
FHLB advances	11,672	163	2.79	22,724	228	2.01
Other borrowings	13,939	271	3.89	9,032	141	3.12

Total interest-bearing liabilities	503,128	8,012	3.18	443,630	5,085	2.29
Non-interest-bearing liabilities	50,945			42,961

Total liabilities	554,073			486,591
Minority interest in 51% owned subsidiary	—			3,555
Stockholders’ equity	39,193			30,867

Total liabilities and Stockholders’ equity	$593,266			$521,013

Net interest income/interest rate spread		$8,807	2.71%		$8,277	2.98%

Net interest-earning assets	$67,678			$63,480

Net interest margin			3.09%			3.26%

Ratio of average interest-earning assets to average interest- earning liabilities	1.13			1.14

Return on average assets	0.93%			0.92%

Return on average equity	14.02%			15.54%

Average equity to average assets	6.61%			5.92%

Non-interest expense to average assets	2.57%			2.67%

(1)	The average balances of loans and leases include non-performing loans and leases, interest of which is generally recognized on a cash basis.

(1)	Includes amortized cost basis of assets held and available for sale.

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
     Deposits. As of June 30, 2005, deposits increased $35.9 million to $510.6 million from $474.7 million at December 31, 2004. The increase during the six months ended June 30, 2005 was largely attributable to an increase of $18.9 million in money market accounts accompanied by an increase in certificates of deposit of $12.4 million and an increase of $4.7 million in transaction accounts, respectively. The weighted average cost of deposits increased to 3.05% at June 30, 2005 from 2.33% at December 31, 2004.
     Borrowings. The Corporation had borrowings of $44.0 million as of June 30, 2005, largely consisting of FHLB advances of $12.6 million which had a weighted average rate of 2.79%. Fed funds purchased and securities sold under agreement to repurchase totaled $13.6 million and had a weighted average rate of 2.92%. The Corporation also had a $2.5 million line of credit with a weighted average rate of 4.42%, a $5.0 million subordinated note payable which carried a weighted average rate of 5.20% and junior subordinated debentures of $10.3 million with a weighted average rate of 8.96%. Borrowings increased $3.7 million during the six months ended June 30, 2005. Maturing FHLB advances of approximately $12.9 million were replaced with Fed funds of approximately $11.2 million along with the availability of deposits for funding. At December 31, 2004, FHLB advances were $23.8 million with a weighted average rate of 1.91%. Fed funds purchased and securities sold under agreement to repurchase totaled $678,000 and had a weighted average rate of 2.20%. The Corporation’s line of credit of $500,000 had a weighted average rate of 3.76%, the subordinated note payable carried a weighted average rate of 4.62% and junior subordinated debentures of $10.3 million had a weighted average rate of 8.66%.
     Stockholders’ Equity. As of June 30, 2005, stockholders’ equity was $40.4 million or 6.7% of total assets. Stockholders’ equity increased $2.3 million during the six months ended June 30, 2005 primarily as a result of comprehensive income of $2.5 million, which includes net income of $2.7 million. Stock options exercised totaled $103,000. These increases were partially offset by an increase in accumulated other comprehensive loss of $293,000, dividends paid of $278,000 and treasury stock purchases of $3,000. As of December 31, 2004, stockholders’ equity totaled $38.1 million or 6.8% of total assets.
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
     The following table summarizes the Corporation and Banks’ capital ratios and the ratios required by its federal regulators at June 30, 2005, December 31, 2004 and June 30, 2004, respectively:

					Minimum Required
			Minimum Required		to be Well
			for Capital		Capitalized Under
	Actual		Adequacy Purposes		FDIC Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2005 (as restated):

Total capital (to risk-weighted assets)
Consolidated	$59,954	11.21%	$42,787	8.00%	N/A	N/A
First Business Bank	52,158	11.24	37,116	8.00	$46,395	10.00%
First Business Bank — Milwaukee	8,507	11.65	5,839	8.00	7,299	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$48,517	9.07%	$21,393	4.00%	N/A	N/A
First Business Bank	46,874	10.10	18,558	4.00	$27,837	6.00%
First Business Bank — Milwaukee	7,592	10.40	2,920	4.00	4,380	6.00

Tier 1 capital (to average assets)
Consolidated	$48,517	8.08%	$24,030	4.00%	N/A	N/A
First Business Bank	46,874	9.03	20,770	4.00	$25,962	5.00%
First Business Bank — Milwaukee	7,592	9.09	3,342	4.00	4,177	5.00

					Minimum Required
			Minimum Required		to be Well
			for Capital		Capitalized Under
	Actual		Adequacy Purposes		FDIC Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2004 (as restated):

Total capital (to risk-weighted assets)
Consolidated	$57,296	11.03%	$41,550	8.00%	N/A	N/A
First Business Bank	48,611	10.75	36,164	8.00	$45,205	10.00%
First Business Bank — Milwaukee	8,185	12.45	5,259	8.00	6,574	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$45,921	8.84%	$20,775	4.00%	N/A	N/A
First Business Bank	43,323	9.58	18,082	4.00	$27,123	6.00%
First Business Bank — Milwaukee	7,360	11.20	2,629	4.00	3,944	6.00

Tier 1 capital (to average assets)
Consolidated	$45,921	8.21%	$22,365	4.00%	N/A	N/A
First Business Bank	43,323	8.92	19,430	4.00	$24,287	5.00%
First Business Bank — Milwaukee	7,360	10.09	2,918	4.00	3,648	5.00

					Minimum Required
			Minimum Required		to be Well
			for Capital		Capitalized Under
	Actual		Adequacy Purposes		FDIC Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2004 (as restated):

Total capital (to risk-weighted assets)
Consolidated	$54,249	11.04%	$39,293	8.00%	N/A	N/A
First Business Bank	45,880	10.87	34,475	8.00	$43,094	10.00%
First Business Bank - Milwaukee	8,334	13.97	4,772	8.00	5,965	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$43,100	10.00%	$19,647	4.00%	N/A	N/A
First Business Bank	40,484	9.59	17,238	4.00	$25,856	6.00%
First Business Bank - Milwaukee	7,588	12.72	2,386	4.00	3,579	6.00

Tier 1 capital (to average assets)
Consolidated	$43,100	8.23%	$20,956	4.00%	N/A	N/A
First Business Bank	40,484	8.97	18,046	4.00	$22,558	5.00%
First Business Bank - Milwaukee	7,588	10.70	2,838	4.00	3,547	5.00
Contractual Obligations
     The following table summarizes the Corporation’s contractual cash obligations and other commitments at June 30, 2005.

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Dollars in Thousands)
Operating lease obligations	$5,494	$534	$1,066	$1,066	$2,829
Fed funds purchased and securities repurchase agreements	13,588	13,588	—	—	—
Time deposits	319,852	182,478	87,660	39,517	10,197
Line of Credit	2,500	2,500	—	—	—
Subordinated debt	5,000	—	—	—	5,000
Junior subordinated debentures	10,310	—	—	—	10,310
FHLB advances	12,649	11,104	1,029	11	505
Other long-term liabilities	—	—	—	—	—

Total contractual obligations	$369,393	$210,204	$89,755	$40,593	$28,841

Off-balance Sheet Arrangements
     As of June 30, 2005 the Corporation had outstanding commitments to originate $153.5 million of loans and commitments to extend funds to or on behalf of clients pursuant to standby letters of credit of $13.3 million. Commitments to extend funds typically have a term of less than one year; however the Banks have $53.5 million of commitments which extend beyond one year. No losses are expected as a result of these funding commitments. The Banks have entered into agreements with certain brokers that provide blocks of funds at specified interest rates for agreed upon fees. The Banks also utilize interest rate swaps for the purposes of interest rate risk management. Such instruments are discussed in Note 10 to the Consolidated Financial Statements. Management believes adequate capital and liquidity are available from various sources to fund projected commitments.
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
     The Corporation’s asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation’s economic sensitivity to change in rates at June 30, 2005 has not changed materially since December 31, 2004.

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
     At December 31, 2004, March 31, 2005 and June 30, 2005, FBFS’s management carried out an evaluation, under the supervision and with the participation of FBFS’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on those evaluations, FBFS’s management initially concluded that as of December 31, 2004, March 31, 2005 and June 30, 2005, such disclosure controls and procedures were effective. However, on November 8, 2005, management and the Audit Committee of the Board of Directors of FBFS concluded that FBFS had a material weakness in its internal control over financial reporting as described below. Because of this material weakness in its internal control over financial reporting (described below) which impacted the financial statements for the first two quarters of 2005 and as of and for the years ended December 31, 2004, 2003, and 2002, management has, as of the date of the filing of this Form 10-Q/A, concluded that FBFS’s disclosure controls and procedures were not effective as of December 31, 2004, March 31, 2005 or June 30, 2005. Management identified the following material weakness in internal control over financial reporting as of December 31, 2004, March 31, 2005 and June 30, 2005:
     As of the aforementioned period-ends, FBFS had ineffective policies and procedures relating to the accounting for certain derivative financial instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Specifically, FBFS’s policies and procedures did not provide for sufficient testing and verification of the criteria for the “short cut” method to ensure proper application of the provisions of SFAS 133 at inception for certain derivative financial instruments and did not provide for periodic timely review of the proper accounting for certain derivative financial instruments for periods subsequent to inception. In addition, FBFS did not have personnel possessing sufficient technical expertise related to the application of the provisions of SFAS 133, or with a sufficient understanding of derivative instruments. This material weakness has resulted in the restatement of the Company’s financial statements for the first two quarters of 2005 and for the years ended December 31, 2004, 2003 and 2002 and the restatement of financial information for the year ended December 31, 2001 and each of the quarters in 2004.
Changes in Internal Control over Financial Reporting
     FBFS continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.
     There were no changes in our internal control over financial reporting that were implemented during the quarter ended June 30, 2005, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     While we believe these actions have significantly improved our internal control over financial reporting, we further believe that additional time and testing are necessary before concluding that the material weakness has been fully remediated. We anticipate that we will have fully remediated the material weakness by December 31, 2005.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	The following transactions occurred during the quarter ended June 30, 2005 pursuant to the 2001 Equity Incentive Plan. On April 14, 2005, 275 shares of FBFS common stock were sold for $4,217.68, 1,050 shares were sold for $19,950.00 and 750 shares were sold for $16,500.00. Those transactions were entered into pursuant to the exemption provided in Rule 701.

(b)	None.

(c)	None.
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

December 21, 2005