Form 10-K
period 2005-12-31
First Business Financial Services, Inc.
filed 2006-03-17
CIK 1305399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission file number 0-51028
FIRST BUSINESS FINANCIAL SERVICES, INC.

WISCONSIN	39-1576570

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Charmany Drive Madison, WI	53719

(Address of Principal Executive Offices)	(Zip Code)
(608) 238-8008

Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes     X No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.       Yes     X No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes           No
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer           Accelerated filer     X Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes     X No
The aggregate market value of the common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $52,545,000.
As of March 15, 2006, 2,472,576 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2006 are incorporated by reference into Part III hereof.

[This page intentionally left blank]

PART I.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This registration statement contains or incorporates by reference various forward-looking statements concerning the Corporation’s prospects that are based on the current expectations or beliefs of management. Forward-looking statements may also be made by the Corporation from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective” and similar expressions and verbs in the future tense, are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Corporation’s control that could cause the Corporation’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Corporation: general economic conditions; legislative and regulatory initiatives; increased competition and other effects of deregulation and consolidation of the financial services industry; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; general economic developments; acts of terrorism and developments in the war on terrorism; and changes in the quality or composition of loan and investment portfolios. See also the factors regarding future operations discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, below.
Item 1. Business
General
          First Business Financial Services, Inc. (“FBFS” or “the Corporation”) is a registered bank holding company incorporated under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned banking subsidiaries First Business Bank and First Business Bank – Milwaukee (referred to as “the Banks”). All of the operations of FBFS are conducted through its Banks and certain subsidiaries of First Business Bank. The Corporation operates as a business bank focusing on delivering products and services to small and medium size businesses. The Corporation does not utilize its locations to attract retail customers. FBFS seeks to provide lending and deposit products to local businesses and business executives. To supplement its business banking deposit base, the Corporation utilizes wholesale funding alternatives to fund a portion of the Corporation’s loan and lease portfolio.
          First Business Bank (“FBB”) is a state bank that was chartered in 1909 under the name Kingston State Bank. In 1990, FBB relocated its home office to Madison, Wisconsin, opened a banking facility in University Research Park, and began focusing on providing high-quality banking services to small and medium-sized businesses located in Madison and the surrounding area. First Business Bank, through its single location, offers a full line of commercial banking products and services in the greater Madison, Wisconsin area, tailored to meet the specific needs of businesses, business owners, executives and professionals. FBB’s product lines include cash management services, commercial lending, commercial real estate lending and equipment leasing. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. The Corporation generally targets businesses with sales between $2 million and $50 million located in the greater Madison area market. For a more detailed discussion of loans and underwriting criteria of the Banks, see “Lending Activities” in this section. In addition, FBB offers business owners and executives professional and consumer services including a variety of deposit accounts, personal lines of credit and personal loans.
          FBB has two wholly owned subsidiaries that are complementary to the Corporation’s business banking services. First Business Capital Corp. (“FBCC”) is a wholly-owned subsidiary of FBB operating as an asset-based commercial lending company specializing in providing secured lines of credit as well as term loans on equipment and real estate assets primarily to manufacturers and wholesale distribution companies located throughout the United States. First Business Leasing, LLC (“FBL”) is a commercial leasing company specializing in the lease of general equipment to small and middle market companies throughout the United States.

          First Madison Investment Corp. (“FMIC”) and FMCC Nevada Corp. (“FMCCNC”) are operating subsidiaries located in and formed under the laws of the state of Nevada. FMIC was organized for the purpose of managing a portion of the Bank’s investment portfolio. FMIC invests in marketable securities and loans purchased from FBB. FMCCNC, a wholly-owned subsidiary of FBCC, invests in loans purchased from FBCC.
          First Business Bank – Milwaukee (“FBB – Milwaukee”) is a state bank that was charter in 2000 in Wisconsin. First Business Bank – Milwaukee also offers a wide range of commercial banking products and services tailored to meet the specific needs of businesses, business owners, executives and professionals in the greater Milwaukee, Wisconsin area through a single location in Brookfield, Wisconsin. Like FBB, FBB – Milwaukee’s product lines include cash management services, commercial lending and commercial real estate lending for similar sized businesses as FBB. FBB – Milwaukee also offers trust and investment services through a trust service office agreement with FBB. For a more detailed discussion of loans and underwriting criteria of the Banks, see “Lending Activities” in this section. FBB – Milwaukee also offers business owners and executives professional and consumer services which include a variety of deposit accounts, personal lines of credit, and personal loans.
          In June 2000, FBFS purchased a 51% interest in The Business Banc Group Ltd. (“BBG”), a corporation formed to act as a bank holding company owning all the stock of a Wisconsin chartered bank to be newly organized and headquartered in Brookfield, a suburb of Milwaukee, Wisconsin. In June 2004 all shares of BBG stock were successfully exchanged for FBFS stock pursuant to a conversion option. Subsequent to this transaction, BBG was dissolved. This transaction resulted in First Business Bank – Milwaukee becoming a wholly-owned subsidiary of the Corporation.
          In December 2001, FBFS formed FBFS Statutory Trust I (“Trust”), a statutory trust organized under the laws of the State of Connecticut and a wholly-owned financing subsidiary of FBFS. In December 2001, the Trust issued $10.0 million in aggregate liquidation amount of floating rate trust preferred securities in a private placement offering. These securities mature 30 years after issuance and are callable at face value after five years. In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Revised” (“FIN 46R”) to provide guidance on how to identify a variable interest entity and determine when an entity needs to be included in a company’s consolidated financial statements. As a result of the adoption of FIN 46R in 2004, the Trust is no longer consolidated by FBFS. See Note 11 to the consolidated financial statements.
Available Information
          The Corporation maintains a web site at www.fbfinancial.com. This and all of the Corporation’s filings under the Exchange Act are available through that web site, free of charge, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, on the date that the Corporation files those materials with, or furnishes them to, the Securities and Exchange Commission.
Employees
          At December 31, 2005, FBFS had 121 employees which include 100 full-time equivalent employees. No employee is covered by a collective bargaining agreement, and we believe our relationship with our employees to be excellent.
Supervision and Regulation
          Below is a brief description of certain laws and regulations that relate to the Corporation and the Banks. This narrative does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.
General
          The Banks are chartered in the State of Wisconsin and are subject to regulation and supervision by the Division of Wisconsin Banking Review Board (the “Division”), and more specifically the Wisconsin Department of Financial Institutions (“WDFI”), and are subject to periodic examinations.

Review of trust operations is included in the periodic examinations. The Banks’ deposits are insured by the Bank Insurance Fund (“BIF”). The BIF is administered by the Federal Deposit Insurance Corporation (“FDIC”), and therefore the Banks are also subject to regulation by the FDIC. Periodic examinations of both Banks are also conducted by the FDIC. The Banks must file periodic reports with the FDIC concerning their activities and financial condition and must obtain regulatory approval prior to entering into certain transactions such as mergers with or acquisitions of other depository institutions and opening or acquiring branch offices. This regulatory structure gives the regulatory authorities extensive direction in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of adequate loan and lease loss reserves.
          Wisconsin banking laws restrict the payment of cash dividends by state banks by providing that (i) dividends may be paid only out of a bank’s undivided profits, and (ii) prior consent of the Division is required for the payment of a dividend which exceeds current year income if dividends declared have exceeded net profits in either of the two immediately preceding years. The various bank regulatory agencies have authority to prohibit a bank regulated by them from engaging in an unsafe or unsound practice; the payment of a dividend by a bank could, depending upon the circumstances, be considered as such. In the event that (i) the FDIC or the Division should increase minimum required levels of capital; (ii) the total assets of the Banks increase significantly; (iii) the income of the Banks decrease significantly; or (iv) any combination of the foregoing occurs, then the Boards of Directors of the Banks may decide or be required by the FDIC or the Division to retain a greater portion of the Banks’ earnings, thereby reducing dividends.
          The Banks are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to their parent holding company, FBFS. Also included in this act are restrictions on investments in stock or other securities of FBFS and on taking of such stock or securities as collateral for loans to any borrower. Under this act and regulations of the Federal Reserve Board, FBFS and its Banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or any property or service.
The Corporation
          FBFS is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “FRB”). The Corporation is required to file an annual report with the FRB and such other reports as the FRB may require. Prior approval must be obtained before the Corporation may merge with or consolidate into another bank holding company, acquire substantially all the assets of any bank or bank holding company, or acquire ownership or control of any voting shares of any bank or bank holding company if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank or bank holding company.
          In reviewing applications for such transactions, the FRB considers managerial, financial, capital and other factors, including financial performance of the bank or banks to be acquired under the Community Reinvestment Act of 1977, as amended (the “CRA”). Also, under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended, state laws governing interstate banking acquisitions subject bank holding companies to some limitations in acquiring banks outside of their home state without regard to local law.
          The Gramm-Leach Bliley Act of 1999 (the “GLB”) eliminates many of the restrictions placed on the activities of bank holding companies. Bank holding companies such as FBFS can expand into a wide variety of financial services, including securities activities, insurance, and merchant banking without the prior approval of the FRB.
          Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act was established to provide a comprehensive framework for the modernization and reform of the oversight of public company auditing, to improve the quality and transparency of financial reporting by such companies, and to strengthen the independence of auditors. The Act stemmed from the systemic and structural weaknesses identified in the capital markets in the United States and perceptions that such structural weakness contributed to recent corporate scandals. The legislation’s significant reforms are listed below.

■
Creation of the PCAOB – the Public Company Accounting Oversight Board. The PCAOB is empowered to set auditing, quality control and ethics standards, inspect public accounting firms, and institute disciplinary actions for those firms. The PCAOB is subject to oversight and review by the SEC and is funded by mandatory fees assessed against all public companies. This legislation also strengthened the Financial Accounting Standards Board by giving it full financial independence from the accounting industry.

■	Auditor independence was strengthened, among other things, by limiting the scope of consulting services that auditors can offer their public company audit clients.

■	The responsibility of public company directors and senior managers for the quality of financial reporting and disclosures made by their companies was heightened.

■
A number of provisions to deter wrongdoing were contained in the legislation. CEOs and CFOs have to certify that company financial statements fairly present the company’s financial condition and results of operations. If a restatement of financial results stemmed from a misleading financial statement resulting from “misconduct”, the CEO and CFO are required to forfeit and return to the company any bonus, stock or stock option compensation received within the twelve months following the misleading financial report. Company officers and directors are also prohibited from attempting to mislead or coerce an auditor. The SEC is also empowered to bar certain persons from serving as officers or directors of a public company. The act also prohibits insider trading during pension fund “blackout periods” and requires the SEC to adopt rules requiring attorneys to report securities law violations as well as imposing civil penalties for the benefit of harmed investors.

■
A range of new corporate disclosures are also required. These requirements include off-balance-sheet transactions and conflicts as well as pro forma disclosures designed in ways that are not misleading or are in accordance with SEC disclosure requirements. Accelerated reporting requirements require that insider transactions be reported by the end of the second business day following the covered transaction and that annual reports filed with the SEC include a statement by management asserting their responsibility for creating and maintaining adequate controls and assessing the effectiveness of those controls. The act requires companies to disclose whether or not they have adopted an ethics code for senior financial officers, and, if not, why not. Companies must also disclose whether the audit committee includes at least one “financial expert”, as defined by the SEC in accordance with specified requirements. The SEC will regularly and systematically review corporate filings.

■	Provisions in the legislation seek to limit and, at the same time, expose to public view possible conflicts of interest affecting securities analysts.

■	A range of new criminal penalties for fraud and other wrongful acts can be brought against companies or their insiders.
          Effective August 29, 2002, as prescribed by Sections 302(a) and 906 (effective July 29, 2002) of Sarbanes-Oxley, a public company’s CEO and CFO are each required to certify that the company’s quarterly and annual reports do not contain any untrue statements of a material fact and that the financial statements, and other financial information included in each such report, fairly present in all material respects the financial condition, results of operations and cash flows of the company for the periods presented in that report.
          Section 404 of Sarbanes-Oxley, which does not become effective for the Corporation until the filing of its annual report for the year ended December 31, 2007, requires that the CEO and CFO certify that they (i) are responsible for establishing, maintaining, and regularly evaluating the effectiveness of the Corporation’s internal controls; (ii) have made certain disclosures to the Corporation’s auditors and the audit committee of the Corporation’s board of directors (the “Board”) about the Corporation’s internal controls; and (iii) have included information in the Corporation’s quarterly and annual reports about their evaluation and whether there have been significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to such evaluation. The Corporation intends to be prepared for timely compliance with these requirements.
The Banks
          As state-chartered BIF-insured banks, the Banks are subject to extensive regulation by the WDFI and the FDIC. Lending activities and other investments must comply with federal statutory and regulatory requirements. This federal regulation establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the BIF, the FDIC, and depositors.
          Insurance of Deposits. The Banks’ deposits are insured up to $100,000 under the BIF of the FDIC. The FDIC assigns institutions to a particular capital group based on the levels of the Banks’ capital – “well-capitalized,” “adequately capitalized,” or “undercapitalized.” These three groups are then divided into three subgroups reflecting varying levels of supervisory concern, ranging from those institutions considered to be healthy to those that represent substantial supervisory concern. The result is nine assessment risk classifications, with well-capitalized, financially sound institutions paying lower rates than those paid by undercapitalized institutions that pose a risk to the insurance fund.
          The Banks’ assessment rate depends on the capital category to which they are assigned. Assessment rates for deposit insurance currently range from 0 to 27 basis points. The Banks are well capitalized. The supervisory subgroup to which the Banks are assigned by the FDIC is confidential and may not be disclosed. The Banks’ rate of deposit insurance assessments will depend upon the category or subcategory to which the Banks are assigned. Any increase in insurance assessments could have an adverse affect on the earnings of the Banks.
          Regulatory Capital Requirements. The FRB monitors the capital adequacy of the Banks since on a consolidated basis they have assets in excess of $500.0 million. A combination of risk-based and leverage ratios are determined by the FRB. Failure to meet these capital guidelines could result in supervisory or enforcement actions by the FRB. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, with perceived credit risk of the asset in mind. These risk weighted assets are calculated by assigning risk-weights to corresponding asset balances to determine the risk-weight of the entire asset base. Total capital, under this definition, is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital, with some restrictions, includes common stockholders’ equity, any perpetual preferred stock, qualifying trust preferred securities, and minority interests in any unconsolidated subsidiaries. Tier 2 capital, with certain restrictions, includes any perpetual preferred stock not included in Tier 1 capital, subordinated debt, any trust preferred securities not qualifying as Tier 1 capital, specific maturing capital instruments and the allowance for loan and lease losses (limited to 1.25% of risk-weighted assets). The regulatory guidelines require a minimum total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The FRB also has a leverage ratio requirement which is defined as Tier 1 capital divided by average total consolidated assets. The minimum leverage ratio required is 3%. See Note 12 to the Consolidated Financial Statements for further discussion of regulatory capital requirements and the Corporation and Banks’ capital ratios.
          The Corporation and Banks’ actual capital amounts and ratios are presented in the table below and reflect the Banks’ well-capitalized positions.

					Minimum Required to
			Minimum Required for		be Well Capitalized
			Capital Adequacy		Under FDIC
	Actual		Purposes		Requirements

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
As of December 31, 2005:
Total capital (to risk-weighted assets)
Consolidated	$62,234	10.43%	$47,748	8.00%	N/A	N/A
First Business Bank	55,240	10.88	40,610	8.00	$50,763	10.00%
First Business Bank – Milwaukee	9,009	10.32	6,981	8.00	8,727	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$50,461	8.45%	$23,874	4.00%	N/A	N/A
First Business Bank	49,713	9.79	20,305	4.00	$30,458	6.00%
First Business Bank – Milwaukee	7,917	9.07	3,491	4.00	5,236	6.00
Tier 1 capital (to average assets)
Consolidated	$50,461	7.92%	$25,486	4.00%	N/A	N/A
First Business Bank	49,713	9.14	21,746	4.00	$27,182	5.00%
First Business Bank – Milwaukee	7,917	8.21	3,858	4.00	4,823	5.00
As of December 31, 2004:
Total capital (to risk-weighted assets)
Consolidated	$57,296	11.03%	$41,550	8.00%	N/A	N/A
First Business Bank	48,611	10.75	36,164	8.00	$45,205	10.00%
First Business Bank – Milwaukee	8,185	12.45	5,259	8.00	6,574	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$45,921	8.84%	$20,775	4.00%	N/A	N/A
First Business Bank	43,323	9.58	18,082	4.00	$27,123	6.00%
First Business Bank – Milwaukee	7,360	11.20	2,629	4.00	3,944	6.00
Tier 1 capital (to average assets)
Consolidated	$45,921	8.21%	$22,365	4.00%	N/A	N/A
First Business Bank	43,323	8.92	19,430	4.00	$24,287	5.00%
First Business Bank – Milwaukee	7,360	10.09	2,918	4.00	3,648	5.00
          Prompt Corrective Action. The Banks are also subject to capital adequacy requirements under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), whereby the Banks could be required to guarantee a capital restoration plan, should they become “undercapitalized” as defined by FDICIA. The maximum liability under such a guarantee would be the lesser of 5% of the Banks’ total assets at the time they became undercapitalized or the amount necessary to bring the Banks into compliance with the capital restoration plan. The Corporation is also subject to the “source of strength doctrine” per the FRB, which requires that holding companies serve as a source of “financial and managerial” strength to their subsidiary banks.
          If banks fail to submit an acceptable restoration plan, they are treated under the definition of “significantly undercapitalized” and would thus be subject to a wider range of regulatory requirements and restrictions. Such restrictions would include activities involving asset growth, acquisitions, branch establishment, establishment of new lines of business and also prohibitions on capital distributions, dividends and payment of management fees to control persons, if such payments and distributions would cause undercapitalization.

          The following table sets forth the FDIC’s definition of the five capital categories, in the absence of a specific capital directive.

	Total Capital to Risk	Tier 1 Capital to
Category	Weighted Assets	Risk Weighted Assets	Tier 1 Leverage Ratio

Well capitalized	≥10%	≥6%	≥5%
Adequately capitalized	≥ 8%	≥4%	≥4	%*
Undercapitalized	< 8%	< 4%	< 4	%*
Significantly undercapitalized	< 6%	< 3%	<3%
Critically undercapitalized	Tangible assets to capital of 2%

*	3% if the Banks receive the highest rating under the uniform system.
          Limitations on Dividends and Other Capital Distributions. Federal and state regulations impose various restrictions or requirements on state-chartered banks with respect to their ability to pay dividends or make various other distributions of capital. Generally, such laws restrict dividends to undivided profits or profits earned during preceding periods. Also, FDIC-insured institutions may not pay dividends while undercapitalized or if such a payment would cause undercapitalization. The FDIC also has authority to prohibit the payment of dividends if such a payment constitutes an unsafe or unsound practice in light of the financial condition of a particular bank. At December 31, 2005, subsidiary unencumbered retained earnings of approximately $24,271,000 could be transferred to the Corporation in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary.
          Liquidity. The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. Management believes that its Banks have an acceptable liquidity percentage to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
          Federal Reserve System. The Banks are required to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits. As of December 31, 2005, the Banks were in compliance with these requirements. Because required reserves must be maintained in the form of cash or non-interest bearing deposits at the FRB, the effect of this requirement is to reduce the Banks’ interest-earning assets.
          Federal Home Loan Bank System. The Banks are members of the FHLB of Chicago. The FHLB serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.
          As a member, each Bank is required to own shares of capital stock in the FHLB in an amount equal to the greatest of $500, 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 20% of its outstanding advances. The FHLB also imposes various limitations on advances relating to the amount and type of collateral, the amount of advances and other items. At December 31, 2005, the Banks owned a total of $2.9 million in FHLB stock and were in compliance with their respective requirements. The Banks received combined dividends from the FHLB totaling $138,000 for fiscal 2005 as compared to $146,000 for fiscal 2004.
          Recently the FHLB announced the decision to discontinue redemptions of excess or “voluntary” stock by its members. The FHLB believes this action will help ensure an adequate capital base as it continues serving housing finance needs of its members. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings. As of December 31, 2005 the Banks held $400,000 of voluntary stock. In December 2005, the FHLB re-filed its Form 10 registration statement with the SEC. Registration with the SEC will increase costs and may have other effects that are not possible to predict at this time.
          Restrictions on Transactions with Affiliates. The Banks’ loans to their own and the Corporation’s executive officers, directors and owners of greater than 10% of any of their respective stock (so-called “insiders”) and any entities affiliated with such insiders are subject to the conditions and limitations under Section 23A of the Federal Reserve Act and the Federal Reserve Bank’s

Regulation O. Under these regulations, the amount of loans to any insider is limited to the same limit imposed in the loans-to-one borrower limits of the respective Banks. All loans to insiders must not exceed the Banks’ unimpaired capital and unimpaired surplus. Loans to executive officers, other than loans for the education of the officers’ children and certain loans secured by the officers’ residence, may not exceed the greater of $25,000 or 2.5% of the Banks’ unimpaired capital and unimpaired surplus, and may never exceed $100,000. Regulation O also requires that loans to insiders must be approved in advance by a majority of the Board of Directors, at the bank level. Such loans, in general, must be made on substantially the same terms as, and with credit underwriting procedures no less stringent than those prevailing at the time for, comparable transactions with other persons.
          The Banks can make exceptions to the foregoing procedures if they offer extensions of credit that are widely available to employees of the Banks and that do not give any preference to insiders over other employees of the Banks.
          Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires each Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low and moderate income neighborhoods. Federal regulators regularly assess the Banks’ record of meeting the credit needs of their respective communities. Applications for additional acquisitions would be affected by the evaluation of the Banks’ effectiveness in meeting its CRA requirements.
          Riegle Community Development and Regulatory Improvement Act of 1994. Federal regulators have adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate risk, asset growth, asset quality, earnings and compensation, fees, and benefits. These guidelines require, in general, that appropriate systems and practices are in place to identify and manage the risks and exposures specified by the guidelines. Such prohibitions include excessive compensation when amounts paid appear to be unreasonable or disproportionate to the services performed by executive officers, employees, directors or principal shareholders.
          USA PATRIOT Act of 2001. The USA PATRIOT Act requires banks to establish anti-money laundering programs; to establish due diligence policies, procedures, and controls with respect to private banking accounts and correspondent banking accounts involving foreign individuals and specific foreign banks; and to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for or on behalf of foreign banks that maintain no presence in any country. Additionally, the USA PATRIOT Act encourages cooperation among financial institutions, regulatory authorities, and law enforcement with respect to individuals or organizations that could reasonably be suspected of engaging in terrorist activities. Federal regulators have begun proposing and implementing regulations in efforts to interpret the USA PATRIOT Act. The Banks must comply with Section 326 of the Act which provides for minimum procedures in the verification of identification of new customers.
          Changing Regulatory Structure. Regulation of the activities of national and state banks and their holding companies imposes a heavy burden on the banking industry. The FRB, FDIC, and WDFI all have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. These agencies can assess civil monetary penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. Moreover, the authority of these agencies has expanded in recent years, and the agencies have not yet fully tested the limits of their powers.
          The laws and regulations affecting banks and financial or bank holding companies have changed significantly in recent years, and there is reason to expect changes will continue in the future, although it is difficult to predict the outcome of these changes. From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of those proposals, if adopted, could significantly change the regulation of banks and the financial services industry.
          Monetary Policy. The monetary policy of the FRB has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the means available to the FRB to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.
Executive Officers of the Registrant
          The following contains certain information about the executive officers of FBFS. There are no family relationships between any directors or executive officers of FBFS.
          Jerome J. Smith, age 61, has served as Chief Executive Officer and a Director of the Corporation since December, 1989. He served as President of the Corporation from December, 1989 to February, 2005. He also served as President and Chief Executive Officer of First Business Bank from December, 1989 to July, 1999 and as Chair of its Board of Directors from April, 2001 to December, 2003. Mr. Smith also serves as a Director and Chairman of the Board of First Business Bank-Milwaukee.
          Corey A. Chambas, age 43, has served as President and Chief Operating Officer of the Corporation since February, 2005, and as a Director since July, 2002. He served as Executive Vice President of the Corporation from July, 2002 to February, 2005. He has also served as Chief Executive Officer of First Business Bank since July, 1999. He served as President of First Business Bank from July, 1999 to February, 2005. He currently serves as a Director of First Business Bank and other subsidiaries of the Corporation.
          James F. Ropella, age 46, has served as Senior Vice President and Chief Financial Officer of the Corporation since September, 2000. Mr. Ropella also serves as the Chief Financial Officer of the subsidiaries of the Corporation.
          Joan A. Burke, age 54, has served as President of First Business Bank’s Trust Division since September, 2001. Prior to that, from November, 1996 to May, 2001, Ms. Burke was the President, Chief Executive Officer and Chairperson of the Board of Johnson Trust Company and certain of its affiliates.
          Mark J. Meloy, age 44, was elected Executive Vice President of First Business Bank in September, 2004. He served as President and Chief Executive Officer of First Business Bank-Milwaukee from January, 2003 to October, 2004, and as a Director from November, 2002 to October, 2004. From November, 2002 to December 2002, he served as Executive Vice President and Chief Operating Officer of First Business Bank-Milwaukee. From April 2000, to November, 2002 he served as Senior Vice President and Senior Lending Officer at First Business Bank. He currently serves as a Director of First Business Leasing and First Business Capital Corp.
          Michael J. Losenegger, age 48, was elected President and a Director of First Business Bank in February, 2005. He has served as Chief Operating Officer of First Business Bank since September, 2004. He served as Senior Vice President-Business Development from February, 2003 to September, 2004. Prior to that, from March, 1989 to January, 2003, Mr. Losenegger served as Assistant Vice President and Vice President and Senior Vice President of Lending at M&I Bank in Madison, Wisconsin. He currently serves as a Director of First Business Leasing and First Business Capital Corp.
          Terry D. Taylor, age 37, was elected President and Chief Executive Officer of First Business Bank-Milwaukee in October, 2004. Prior to that, he served as First Vice President and Loan Officer from December, 2003 to October, 2004; as Vice President and Loan Officer from December, 1999 to December, 2003; and as Assistant Vice President and Loan Officer from February, 1996 to December, 1999 at First Business Bank in Madison.
          Charles H. Batson, age 52, joined the Corporation and was elected President and CEO of First Business Capital Corporation in January, 2006. Prior to joining the Corporation, from February 1986 to December, 2005, Mr. Batson served as Vice President and Business Development Manager for Wells Fargo Business Credit, Inc. He currently serves as a Director of First Business Capital Corp.
1a. Risk Factors
          The following risks and uncertainties should be carefully read and considered because they could materially and adversely affect our business, financial condition, results of operations and prospects.
          Competition. The Banks encounter strong competition in attracting both commercial loan and deposit clients. Such competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, mutual funds, insurance companies, brokerage firms and investment banking firms. The Banks’ market areas include branches of several commercial banks that are substantially larger in terms of loans and deposits. Furthermore, tax exempt credit unions operate in most of the Banks’ market areas and aggressively price their products and services to a large portion of the market. The Banks also compete with regional and national financial institutions, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition and more resources and collective experience than the Banks. The Corporation’s profitability depends upon the Banks’ continued ability to successfully maintain and increase market share.
          Government Regulation and Monetary Policy. The Corporation’s businesses are subject to extensive state and federal government supervision, regulation, and control. Existing state and federal banking laws subject the Corporation to substantial limitations with respect to loans, purchases of securities, payment of dividends and many other aspects of the Corporation’s businesses. See “Supervision and Regulation.” There can be no assurance that future legislation or government policy will not adversely affect the banking industry or the operations of the Corporation. In addition, economic and monetary policy of the Federal Reserve may increase the Corporation’s cost of doing business and affect its ability to attract deposits and make loans.
          Key Personnel. The Corporation’s success has been and will be greatly influenced by its continuing ability to retain the services of its existing senior management and, as it expands, to attract and retain additional qualified senior and middle management. The unexpected loss of services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Corporation’s business and financial results.
          Technology. The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving clients, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Corporation’s future success will depend in part on its ability to address the needs of its clients by using technology to provide products and services that will satisfy client demands for convenience as well as create additional efficiencies in the Corporation’s operations. A number of the Corporation’s competitors have substantially greater resources to invest in technological improvements. There can be no assurance that the Corporation will be able to implement new technology-driven products and services to its clients.
          Market Area. One of the primary focal points of the Banks’ business development and marketing strategy is serving the needs of growing, small to medium-sized businesses. The origination of loans secured by real estate and business assets of those businesses is the Banks’ primary business and the principal source of profits. If client demand for such loans decreases, the Banks’ income could be affected because alternative investments, such as securities, typically earn less income than such loans. Client demand for these loans could be reduced by a weaker economy, an increase in unemployment, a decrease in real estate values, or an increase in interest rates. Any factors that would adversely affect commercial real estate values in Dane and Waukesha Counties in Wisconsin and surrounding areas in general could be expected to have a similar effect on the earnings and growth potential of the Corporation.
          The principal factors that are used to attract deposit accounts and that distinguish one financial institution from another include rates of return, types of accounts, service fees, and convenience of office locations, hours and other services. The primary factors in competing for commercial loans are interest rates, loan fee charges, loan structure and timeliness and quality of service to the borrower.
          Most of the Banks’ loans are to businesses located in or adjacent to Dane and Waukesha Counties in Wisconsin. Any general adverse change in the economic conditions prevailing in these areas could reduce the Banks’ growth rate, impair their ability to collect loans or attract deposits, and generally have an adverse impact on the results of operations and financial condition of the Corporation. If this region experienced adverse economic, political or business conditions, the Banks would likely experience higher rates of loss and delinquency on their loans than if their loans were geographically more diverse.
          Loan Portfolio Risk. The Banks originate commercial mortgage, construction, multi-family, 1-4 family, commercial, asset-based, consumer loans, and leases, all of which are primarily within their respective market areas. Such loans expose a lender to greater credit risk than the home mortgages which form a greater part of the business of many commercial banks, because the collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons:

■	Commercial mortgage loan repayment is dependent upon cash flow generation sufficient to cover operating expenses and debt service.

■	Commercial loan repayment is dependent upon the successful operation of the borrower’s business.

■	Consumer loans are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage or loss.
          Environmental Risk. The Banks encounter certain environmental risks in their lending activities. Under federal and state law, lenders may become liable for costs of cleaning up hazardous materials found on secured properties. Certain states may also impose liens with higher priorities than first mortgages on properties to recover funds used in such efforts. The Banks attempt to control their exposure to environmental risks with respect to loans secured by larger properties by monitoring available information on hazardous waste disposal sites and occasionally requiring environmental inspections of such properties prior to closing the loan, as warranted. No assurance can be given, however, that the value of properties securing loans in the Banks’ portfolio will not be adversely affected by the presence of hazardous materials or that future changes in federal or state laws will not increase the Banks’ exposure to liability for environmental cleanup.
          Loan and Lease Loss Allowance Risk. As lenders, the Banks are exposed to the risk that our loan and lease clients may not repay their loans and leases according to their terms and that the collateral securing the payment of these loans and leases may be insufficient to assure repayment. The Banks may experience significant loan and lease losses which could have a material adverse impact on operating results. There is a risk that various assumptions and judgments about the collectibility of the loan and lease portfolios made by management could be formed from inaccurately assessed conditions leading to and related to such judgments and assumptions. Those assumptions and judgments are based, in part, on assessment of the following conditions:

■	Current economic conditions and their estimated effects on specific borrowers;

■	An evaluation of the existing relationships among loans and leases, potential loan and lease losses and the present level of the allowance for loan and lease losses;

■	Results of examinations of our loan and lease portfolios by regulatory agencies;

■	Management’s internal review of the loan and lease portfolios.
          The Banks maintain an allowance for loan and lease losses to cover potential losses inherent in the loan and lease portfolios. Additional loan and lease losses will likely occur in the future and may occur at a rate greater than that experienced to date. An analysis of the loan and lease portfolios, historical loss experience and an evaluation of general economic conditions are all utilized in determining the size of the allowance. Additional adjustments may be necessary to allow for unexpected volatility or deterioration in the local or national economy. If material additions must be made to the allowance, this would materially decrease net income. Additionally, regulators periodically review the allowance for loan and lease losses or identify further loan or lease charge-offs to be recognized based on judgments different from those of management. Any increase in the loan or lease allowance or loan or lease charge-offs as required by regulatory agencies could have a material adverse impact on net income.
          Interest Rate Risk. The Corporation is subject to interest rate risk. Changes in the interest rate environment may reduce the Corporation’s profits. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. They are also affected by the proportion of interest-earning assets that are funded by interest-bearing liabilities. Loan volume and yield are affected by market interest rates on loans, and rising interest rates are generally associated with a lower volume of loan originations. There is no assurance that the Corporation can minimize its interest rate risk. In addition, a rise in the general level of interest rates may adversely affect the ability of certain borrowers to pay their obligations if the reason for that rise in rates is not a result of a general expansion of the economy. Accordingly, changes in levels of market interest rates could materially and adversely affect the Corporation’s net interest spread, asset quality, loan origination volume and overall profitability.
          Trust Operations Risk. The Corporation is subject to trust operations risk related to performance of fiduciary responsibilities. Clients may make claims and take legal action pertaining to the Corporation’s performance of its fiduciary responsibilities. Whether client claims and legal action related to the Corporation’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Corporation, they may result in significant financial liability and/or adversely affect the market perception of the Corporation and its products and services, as well as impact client demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.
Item 1b. Unresolved Staff Comments
          None
Item 2. Properties
          At December 31, 2005, the Banks conducted business from offices located in Madison, Wisconsin at 401 Charmany Drive and in Brookfield, Wisconsin located at 18500 W. Corporate Drive. The Banks lease their full-service offices and these leases expire in 2016 and 2010, respectively. FBB also conducts trust and investment business from a limited purpose branch located at 3500 University Avenue, Madison, Wisconsin. Office space is also leased in Burnsville, Minnesota under a short-term lease agreement which has a term of less than one year. See Note 8 to the Consolidated Financial Statements for more information regarding the premises and equipment. See Note 14 to the Consolidated Financial Statements for more information regarding the operating lease agreements.
Item 3. Legal Proceedings
          Management believes that no litigation is threatened or pending in which the Corporation faces potential loss or exposure which could materially affect the Corporation’s consolidated financial position, consolidated results of operations or cash flows. Since the Corporation’s subsidiaries act as depositories of funds and trust agents, they could occasionally be named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. This and other litigation is incidental to the Corporation’s business
Item 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II.
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
          The common stock of the Corporation is traded on the Nasdaq National Market under the symbol “FBIZ”. At March 15, 2006, there were approximately 589 shareholders of record of FBFS common stock.
          The following table presents the range of high and low closing sale prices of our common stock for each quarter within the two most recent fiscal years, according to information available, and cash dividends declared for the years ended December 31, 2005 and 2004, respectively.

			Dividend
	High	Low	Declared

2005

1st Quarter	$25.00	$24.50	$-
2nd Quarter	25.00	25.00	0.115
3rd Quarter	26.00	22.10	-
4th Quarter	29.73	23.70	0.06
2004

1st Quarter	$22.00	$21.00	$-
2nd Quarter	23.00	22.00	0.10
3rd Quarter	24.00	23.00	-
4th Quarter	25.00	24.00	0.11
          The timing and amount of future dividends are at the discretion of the Board of Directors of the Corporation (the “Board”) and will depend upon the consolidated earnings, financial condition, liquidity and capital requirements of the Corporation and its subsidiaries, the amount of cash dividends paid to the Corporation by its subsidiaries, applicable government regulations and policies and other factors considered relevant by the Board. The Board anticipates it will continue to pay quarterly dividends in amounts determined based on the above factors. Dividends are subject to restrictions tied to the Banks’ earnings. See “Supervision and Regulation – The Banks – Limitations on Dividends and Other Capital Distributions” under Item 1 of Part I.
          The following transactions occurred during the quarter ended December 31, 2005 pursuant to the 1993 Equity Incentive Plan. On October 5, 2005, 11,552 shares of FBFS common stock were sold for $100,040.32. On October 24, 2005, 2,312 shares of common stock were sold for $20,021.92. These transactions were entered into pursuant to the exemption provided in Rule 701.
          The following table summarizes repurchases made by the Corporation during the fourth quarter 2005.

			Total Number	Maximum
			Of Shares	Number that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased
	Of Shares	Price Paid	Announced	Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs

October 1 – 31, 2005	4,771	$25.17	None	None
November 1 – 30, 2005	-	-	-	-
December 1 – 31, 2005	-	-	-	-

Item 6. Selected Consolidated Financial Data
Five Year Comparison of Selected Consolidated Financial Data

	At or For the Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in Thousands, Except Per Share Data)
FOR THE YEAR:
Interest income	$36,509	$28,136	$27,005	$27,643	$26,705
Interest expense	18,733	11,273	11,677	14,966	15,220

Net interest income	17,776	16,863	15,328	12,677	11,485
Provision for loan and lease losses	400	(540)	200	3,614	1,940
Gain on sale of 50% owned joint venture*	973	-	-	-	-
Non-interest income	3,266	3,261	2,205	(1)	2,395
Written option income (expense)	-	7	1,361	(39)	(343)
Non-interest expense	14,403	13,148	11,432	10,525	8,544
Minority interest in (income) loss of consolidated subsidiary	-	(9)	(741)	787	338
Income tax expense (benefit)	2,455	3,255	873	(528)	965

Net income (loss)	$4,757	$4,259	$5,648	$(187)	$2,426

Yield on earning assets	6.22%	5.42%	5.65%	6.42%	7.82%
Cost of funds	3.59	2.49	2.77	3.94	5.14
Interest rate spread	2.62	2.93	2.88	2.47	2.68
Net interest margin	3.03	3.25	3.21	2.94	3.37
Return on average assets	0.78	0.79	1.14	(0.04)	0.69
Return on average equity	11.79	13.81	24.09	(0.87)	12.16

ENDING BALANCE SHEET:
Total assets	$669,235	$562,951	$518,472	$480,061	$410,221
Securities	95,070	66,445	63,571	48,406	39,203
Loans and leases, net	532,716	469,938	433,105	409,227	351,579
Deposits	567,464	474,677	436,886	414,407	345,459
Borrowed funds	39,758	29,981	30,812	19,474	18,806
Junior subordinated debentures	10,310	10,310	-	-	-
Guaranteed trust preferred securities	-	-	10,000	10,000	10,000
Option liability	-	-	661	2,022	1,983
Minority interest in consolidated subsidiary	-	-	4,353	3,562	4,302
Stockholders’ equity	41,843	38,141	25,990	20,824	21,381

FINANCIAL CONDITION ANALYSIS:
Allowance for loan losses to year-end loans	1.25%	1.34%	1.55%	1.42%	1.55%
Allowance to non-accrual loans	438.64	281.83	423.57	192.69	383.54
Net (charge-offs) recoveries to average loans	(0.00)	0.02	0.17	(0.84)	(0.05)
Non-accrual loans to gross loans	0.29	0.47	0.37	0.73	0.40
Average equity to average assets	6.61	5.74	4.75	4.80	5.65

STOCKHOLDERS’ DATA:
Basic earnings (loss) per share	$1.96	$1.89	$2.81	$(0.09)	$1.23
Diluted earnings (loss) per share	1.93	1.83	2.02	(0.09)	1.18
Book value per share at end of period	17.18	15.81	12.86	10.49	10.80
Dividends declared per share	0.175	0.21	0.25	0.15	-
Dividend payout ratio	8.93%	11.09%	8.90%	N.M.	0.00%
Shares outstanding	2,435,008	2,412,409	2,021,033	1,985,466	1,979,927

*	See “Sale of m2” in Recent Developments in this section and Note 2 to the Consolidated Financial Statements for further discussion.
N.M. – Not Meaningful

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
          When used in this report, and in any oral statements made with the approval of an authorized executive officer, the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “will likely result,” or similar expressions are intended to identify “forward-looking statements. “Such statements are subject to risks and uncertainties, including, without limitation, changes in economic conditions in the market area of First Business Bank (“FBB”) or First Business Bank – Milwaukee (“FBB – Milwaukee”),changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in the market area of FBB or FBB – Milwaukee, borrowers defaulting in the repayment of loans, competition, and the other risks set forth under “Cautionary Factors,” that could cause actual results to differ materially from what FBFS has anticipated or projected. These risk factors and uncertainties should be carefully considered by potential investors. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-K could affect the financial performance of FBFS and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
          Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, FBFS cautions that, while its management believes such assumptions or bases are reasonable and are made in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, an expectation or belief is expressed as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result in, or be achieved or accomplished.
          FBFS does not intend to update any forward-looking statements, whether written or oral, to reflect change. Furthermore, FBFS specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
          The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of FBFS for the periods indicated. The discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the Selected Consolidated Financial Data presented herein.
Overview
          The principal business of FBFS is conducted by FBB and FBB – Milwaukee and consists of a full range of community-based financial services focusing on small and medium-sized businesses. Products include commercial lending, asset-based lending, leasing, trust and investment services and a broad range of deposit products. The profitability of FBFS depends primarily on its net interest income, provision for loan and lease losses, non-interest income, and non-interest expenses. Net interest income is the difference between the income FBFS receives on its loans, leases and investment securities, and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan and lease losses reflects the cost of credit risk in the loan and lease portfolio of FBFS. Non-interest income consists of service charges on deposit accounts, securities gains, loan and lease fees, trust fees, brokerage and investment income, changes in fair value of interest rate swaps and other income. Non-interest expenses include salaries and employee benefits, occupancy, equipment expenses, professional services, marketing expenses,and other non-interest expenses.
          Net interest income is dependent on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management procedures used by FBFS in responding to such changes. The provision for loan and lease losses is dependent upon the credit quality of loans and leases and management’s assessment of the collectibility of loans and leases under current economic conditions. Non-interest expenses are influenced by the growth of operations, with additional employees necessary to staff such growth. Growth in the number of relationships directly affects such expenses as data processing costs, supplies, postage, and other miscellaneous expenses.
          In the following discussion, as required by generally accepted accounting principles, FBFS’s interest income, interest expense, provision for loan and lease losses, net interest income, non-interest income, non-interest expense, income tax expense, and all balance sheet items other than shareholders’ equity include 100% of the amounts reported by BBG for the periods and as of the dates stated, although FBFS owned only 51% of the outstanding shares of BBG stock as of December 31, 2003. FBFS’s net income and stockholders’ equity are reported net of adjustment to reflect the 49% outstanding minority interests of BBG. As of June 1, 2004, FBFS owned 100% of the shares of BBG. BBG was subsequently dissolved and as a result First Business Bank – Milwaukee became a direct wholly-owned subsidiary of FBFS. See “Item 8 – Financial Statements and Supplementary Data.”
Recent Developments
          Tax Audit. Like the majority of financial institutions located in Wisconsin, First Business Bank transferred investment securities and loans to out-of-state investment subsidiaries. FBB’s Nevada investment subsidiaries now hold and manage these assets. The investment subsidiaries have not filed returns with, or paid income or franchise taxes to, the State of Wisconsin. The Wisconsin Department of Revenue (the “Department”) implemented a program to audit Wisconsin financial institutions which formed investment subsidiaries located outside of Wisconsin, and the Department has generally indicated that it intends to assess income or franchise taxes on the income of the out-of-state investment subsidiaries of Wisconsin financial institutions. FBB has received a Notice of Audit from the Department that would cover years 1999 through 2002 and would relate primarily to the issue of income of the Nevada subsidiaries. During 2004, the Department offered a blanket settlement agreement to most banks in Wisconsin having Nevada investment subsidiaries. The Department has not issued an assessment to FBB, but the Department has stated that it intends to do so if the matter is not settled.
          Prior to the formation of the investment subsidiaries FBB sought and obtained private letter rulings from the Department regarding the non-taxability of income generated by the investment subsidiaries in the State of Wisconsin. FBB believes it complied with Wisconsin law and the private rulings received from the Department. Should an assessment be forthcoming, FBB intends to defend its position vigorously through the normal administrative appeals process in place at the Department and through other judicial channels should they become necessary. Although FBB will vigorously oppose any such assessment there can be no assurance that the Department will not be successful in whole or in part in its efforts to tax the income of FBB’s Nevada investment subsidiary. FBB has accrued, as a component of current state income tax expense, an estimated liability including interest which is the most likely amount within a range of probable settlement amounts. FBFS does not expect the resolution of this matter to materially affect its consolidated results of operations and financial position beyond the amounts accrued. Should the Department be wholly successful in its efforts to tax the income of the Nevada investment subsidiaries then future cash flow would be negatively affected by as much as $2.7 million.
          Sale of m2 Lease Funds, LLC. On January 4, 2005, FBB sold its 50% equity interest in m2 Lease Funds, LLC (“m2”), in a cash sale. See Note 2 “Sale of 50% Owned Joint Venture” in the Consolidated Financial Statements.
          The primary function of m2 was to originate direct financing leases for its own account and to provide, on an agency basis, direct financing lease originations to First Business Leasing on a right of first refusal basis. m2 also originated and sold leases to non-affiliated banks.
          In 2004 the Corporation’s equity in earnings of m2 was $124,000. The investment in m2 was accounted for under the equity method. The historical recognition of annual net income was immaterial to the overall performance of the Corporation. In 2005, there was no material effect on the results of operations due to the sale of m2.
          Historically, the Corporation has not received any cash flow from m2 until the sale in 2005 and therefore future cash flow and liquidity will not be affected by the sale.

Critical Accounting Policies and Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the financial position or results of operations for FBFS. Actual results could differ from those estimates. Please refer to Note 1 to the Consolidated Financial Statements for a discussion of the most significant accounting policies followed by FBFS. Discussed below are certain policies that are critical to FBFS. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates, and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements.
          Allowance for Loan and Lease Losses. The allowance for loan and lease losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan and lease portfolio and as such, requires the use of judgment as well as other systematic objective and quantitative methods. The risks of extending credit and the accuracy of management’s evaluation of the quality of the loan and lease portfolio are neither static nor mutually exclusive and could result in a material impact on the Corporation’s financial statements. Management could over-estimate the quality of the loan and lease portfolio resulting in a lower allowance for loan and lease losses than necessary, overstating net income and equity. Conversely, management could under-estimate the quality of the loan and lease portfolio, resulting in a higher allowance for loan and lease losses than necessary, understating net income and equity. The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan and lease losses and decreased by charge-offs, net of recoveries. Management estimates the allowance balance required and the related provision for loan and lease losses based on quarterly evaluations of the loan and lease portfolio, with particular attention paid to loans and leases that have been specifically identified as needing additional management analysis because of the potential for further problems. During these evaluations, consideration is also given to such factors as the level and composition of impaired and other non-performing loans and leases, historical loss experience, results of examinations by regulatory agencies, independent loan and lease reviews, the market value of collateral, the strength and availabilities of guarantees, concentration of credits and other factors. Allocations of the allowance may be made for specific loans or leases, but the entire allowance is available for any loan or lease that, in management’s judgment, should be charged off. Loan and lease losses are charged against the allowance when management believes that the uncollectibility of a loan or lease balance is confirmed.
          Historical loss rates for the various classifications and pools of loans and leases may be adjusted by management from time to time for significant factors that, in management’s judgment, reflect the effect of current conditions on loss recognition. The loss rates used also consider the imprecision in estimating losses on individual loans and leases or pools of loans and leases.
          Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality. Although management believes that the allowance for loan and lease losses is adequate based upon current evaluation of loan and lease delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Should the quality of loans or leases deteriorate, then the allowance for loan and lease losses would be expected to increase relative to total loans and leases. When loan or lease quality improves, then the allowance would be expected to decrease relative to total loans and leases.
          Income Taxes. FBFS and its subsidiaries which are at least 80% owned file a consolidated Federal income tax return and separate state tax returns. Subsidiaries for which FBFS’s interest is less than 80% file a separate Federal tax return from FBFS. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The determination of current and deferred income taxes is based on complex analyses of many factors, including the interpretation of Federal and state income tax laws, the difference between the tax and financial reporting basis of assets and liabilities

(temporary differences), estimates of amounts currently due or owed, such as the timing of reversals of temporary differences and current accounting standards. The Federal and state taxing authorities who make assessments based on their determination of tax laws periodically review the Corporation’s interpretation of Federal and state income tax laws. Tax liabilities could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities based on the completion of taxing authority examinations. FBFS accrues through current income tax provision amounts it deems probable of assessment related to federal and state income tax expenses. Such accruals would be reduced when such taxes are paid or reduced by way of a credit to the current income tax provision when it is no longer probable that such taxes will be paid. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. FBFS and its subsidiaries have State of Wisconsin net operating loss (“NOL”) carryforwards as of December 31, 2005 of approximately $27,500,000, which expire in years 2012 through 2020.
          FBFS has made its best estimates on valuation allowances needed for deferred tax assets on certain net operating loss carryforwards and other temporary differences and has made its best estimate of the probable loss related to a state tax exposure matter (see Note 15 to the consolidated financial statements). These estimates are subject to changes. Changes in these estimates could adversely affect future consolidated results of operations. Through 2003, BBG, which was consolidated by FBFS for financial reporting, but not tax purposes, had NOL carryforwards that were generated in 2000 through 2002, the first three years of BBG’s existence. Realization of the net deferred tax assets related to such NOLs over time was dependent upon BBG generating sufficient taxable income in future periods. Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, requires establishment of a valuation allowance reserve for some portion or all of the NOLs if it is more likely than not that sufficient taxable income will not be generated in future periods to utilize the NOLs before they expire. A valuation allowance was established for the benefit of NOLs accumulated through December 31, 2002. In 2003, there was a reduction in the allowance of $1,206,000 against the deferred income tax assets at the consolidated bank subsidiary as FBFS determined the benefit of these NOL carryforwards to be probable of realization in full based upon the profitability of FBB – Milwaukee in 2003, its recovery in 2003 of $773,000 of the loans charged-off in 2002, the significant reduction in non-performing loans, the ability of FBFS to sell earning assets to FBB – Milwaukee, the achievement of a growth in earning assets sufficient to forecast future earnings more than sufficient to utilize the full NOL, and the length of the remaining life of the NOL carryforwards which range from 10 to 12 years. FBB – Milwaukee continues to have taxable income in 2004 and 2005.
          As noted elsewhere herein, in June 2004, BBG shareholders completed the exchange of their 49% minority ownership in BBG to FBFS for shares of FBFS. This event resulted in FBFS owning 100% of BBG shares. BBG was subsequently dissolved and as a result, FBB – Milwaukee became a direct wholly-owned subsidiary of FBFS. Since 2004, FBFS has filed a consolidated Federal tax return with FBB – Milwaukee enabling the usage of FBB – Milwaukee’s NOL carryforwards to offset consolidated taxable income, subject to certain IRS annual limitations. This event increases further the probability that all of the benefits related to these NOL carryforwards will be fully realized. FBFS will continue to evaluate the probability of the usage of the NOL carryforwards and if in the future it is no longer deemed more likely than not that the benefit of the NOL carryforwards will be realized, then a valuation allowance will be established through a charge to income tax expense. At December 31, 2005, $1,694,000 of the BBG NOL remains unused.
          Valuation of Securities. The Corporation’s available-for-sale security portfolio is reported at fair value. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Corporation’s intent and ability to hold the security to maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Income.

          The Corporation infrequently sells securities available for sale, having no sales in 2005, 2004 or 2003. The Corporation holds debt securities of the U.S. Government and collateralized mortgage derivatives. The fair value of these securities is affected mostly by changes in interest rates. It is the Corporation’s intent and ability to hold securities with unrealized losses until maturity or until recovery of any unrealized losses.
          Lease Residuals. The Corporation leases machinery and equipment to clients under leases which qualify as direct financing leases for financial reporting and as operating leases for income tax purposes. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual value (approximating 3 to 15% of the property cost of the related equipment), are recorded as lease receivables when the lease is signed and the lease property is delivered to the client. Residual value is the estimated fair market value of the equipment on lease at lease termination. In estimating the equipment’s fair value, the Corporation relies on historical experience by equipment type and manufacturer published sources of used equipment prices, internal appraisals and, where available, valuations by independent appraisers, adjusted for known trends. The Corporation’s estimates are reviewed regularly to ensure reasonableness; however, the amounts the Corporation will ultimately realize could differ from the estimated amounts. Where residual amounts are estimated to be other-than-temporarily impaired, the amount is reduced and a loss is recorded.
          Derivatives. The Corporation uses derivative instruments, principally interest rate swaps, to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows.
          SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires all derivative instruments to be carried at fair value on the balance sheet. The accounting for the gain or loss due to changes in the fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge the accounting varies based on the type of risk being hedged.
          Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows or other types of forecasted transactions, are considered cash flow hedges. The Corporation, at the inception of the hedge, formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction.
          SFAS No. 133 requires that at the inception of each hedge and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined that a derivative instrument has not been or will not continue to be highly effective, hedge accounting is discontinued. Thereafter, the derivative instrument would continue to be marked to market with changes in fair value charged or credited to earnings.
          For fair value hedges, gains or losses on derivative hedging instruments are recorded in earnings. In addition, gains or losses on the hedged item are recognized in earnings in the same period and the same income statement line as the change in fair value of the derivative. Consequently, if gains or losses on the derivative hedging instrument and the related hedged item do not completely offset, the difference (i. e. the ineffective portion of the hedge) is recognized currently in earnings.
          For cash flow hedges, the reporting of gains or losses on derivative hedging instruments depends on whether the gains or losses are effective at offsetting the cash flows of the hedged item. The effective portion of the gain or loss is accumulated in other comprehensive income and recognized in earnings during the period that the hedged forecasted transaction affects earnings. The ineffective portion of the hedge is recognized currently in earnings.

          When available, the fair values of derivatives and the hedged assets or liabilities are obtained from third party sources. Such fair values are based upon interest rates using discounted cash flow modeling techniques in the absence of market quotes. Therefore, management must make estimates regarding the amount and timing of cash flows, which are susceptible to significant change in future periods based upon changes in interest rates. The assumptions used by management in the cash flow models are based on yield curves, forward yield curves and implied volatilities observable in the cash and derivatives markets. The pricing models are validated periodically by testing through comparison with other third parties.
          At December 31, 2005, there are no fair value hedges and there is one cash flow hedge. The interest rate swap designated as a cash flow hedge has an unrealized loss fair value of $14,000 and $45,000 at December 31, 2005 and 2004, respectively.
          Goodwill and Other Intangible Assets. Goodwill was recorded as a result of the acquisition of BBG on June 1, 2004, the purchase price of which exceeded the fair value of the net assets acquired. Goodwill is reviewed at least annually for impairment. This review requires judgment. If goodwill is determined to be impaired, a reduction in value would be expensed in the period in which it became impaired. See Note 4 to the Consolidated Financial Statements for further discussion of goodwill and other intangibles.
          Judgment is also used in the valuation of other intangible assets consisting of a core deposit intangible and a client list from a purchased brokerage/investment business. Core deposit intangibles were recorded for core deposits acquired in the BBG acquisition which was accounted for as a purchase business combination. The core deposit intangible assets were recorded using the assumption that they provide a more favorable source of funding than wholesale borrowings. An intangible asset was recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. The current estimate of the underlying lives of core deposits is fifteen years and ten years for the client list. If it is determined that the deposits or the client list have shorter lives, the assets will be adjusted and an expense will be recorded for the amount that is impaired.
Results of Operations
Comparison of the Years Ended December 31, 2005 and 2004
          General. Net income increased $498,000 to $4.8 million for the year ended December 31, 2005 from $4.3 million in the same period of 2004. The year ended December 31, 2005 included a gain on the sale of the 50% equity investment in a leasing joint venture, m2 Lease Funds, LLC (“m2”), of $973,000. In addition to the gain on sale of m2, interest income increased $8.4 million, trust and investment services fee income increased $313,000 and income tax expense decreased by $800,000. These components that caused an increase in net income were partially offset by increases in interest expense of $7.5 million, an increase of $940,000 in provision for loan and lease losses and an increase in non-interest expense of $1.3 million. The returns on average assets and average stockholders’ equity for the year ended December 31, 2005 were .78% and 11.79%, respectively, as compared to .79% and 13.81%, respectively, for the same period in 2004.
          Net Interest Income. Net interest income increased $913,000, or 5.4%, to $17.8 million for the year ended December 31, 2005 from $16.9 million for the same period in 2004. The improvement in net interest income was due to an increase in average earning assets offset by a decrease in net interest margin. Net interest margin decreased to 3.03% for the year ended December 31, 2005 from 3.25% in the same period of 2004. The decrease in the net interest margin was the result of the increase in yields paid on interest-bearing liabilities outpacing the increase in yields earned on interest-bearing assets. This was also reflected in the decrease in the interest rate spread to 2.62% for the year ended December 31, 2005 from 2.93% for the same period in 2004.
          Interest income on total interest-earning assets increased $8.4 million to $36.5 million for the year ended December 31, 2005 from $28.1 million for the same period in 2004. In particular, interest income on loans and leases increased $7.3 million to $33.1 million as of the year ended December 31, 2005 from $25.9 million for the same period of 2004 due to an increase in average loans and leases outstanding of $42.9 million, or 9.5%, accompanied by an increase in average yields earned on loans and leases to 6.68% from 5.70% caused by the change in market rates. The average balance of loans and leases increased to $496.4 million for the year ended December 31, 2005 from $453.5 million for the same period in 2004. The increase was driven largely by growth in mortgage loans which includes commercial real estate, construction, multi-family and 1-4 family loans partially offset by decreases in the lease and consumer loan categories. Total average mortgage loan growth amounted to $32.9 million, or 11.1%. Average commercial loans grew $13.8 million, or 10.7%, while average leases declined by $3.4 million or 13.4%. The rate of growth in commercial real estate, construction and commercial loans has largely been the result of attracting new clients in the Banks’ two principal markets.
          Also contributing to the increase in income on interest earning assets was an increase in income on mortgage related securities of $1.1 million to $3.0 million for the year ended December 31, 2005 from $1.9 million for the same period in 2004. Net purchases of roughly $30 million were made as interest rates have become more attractive in those securities as a result of rising mortgage rates. Average balances of mortgage related securities increased $25. 2 million to $82.3 million for the year ended December 31, 2005 from $57.1 million for the same period in 2004. These increases were accompanied by an increase in average yields on such securities to 3.71% in 2005 from 3.38% in 2004. It is the Corporation’s policy to diversify assets and part of that diversification includes an investment portfolio that is not less than 10.0% of total assets.
          Interest expense on interest-bearing liabilities increased $7.5 million to $18.7 million for the year ended December 31, 2005 from $11.3 million for the same period in 2004 primarily due to a $7.0 million increase in interest expense on deposits with the weighted average rate increasing to 3.44% from 2.34% for the same period in 2004. The increase in interest expense was largely due to rising rates on deposits accompanied by an increase in average interest-bearing deposits of $71.3 million or 17.3% to $483.3 million for the year ended December 31, 2005 from $411.9 million for the same period in 2004. This increase was largely a result of growth in money market accounts acquired primarily within the local market and growth in average certificates of deposit primarily acquired through deposit brokers. Average money market deposits increased $39.5 million or 52.6% to $114.7 million for the year ended December 31, 2005 from $75.1 million in 2004. Average certificates of deposit increased $25.9 million or 8.9% to $319.5 million for the year ended December 31, 2005 from $293.6 million in 2004. These increases were partially offset by a decrease in the average balance of Federal Home Loan Bank (“FHLB”) advances, used as another source of funding, of $11.4 million to $11.4 million for the year ended December 31, 2005 from $22.8 million for the same period in 2004, or 50.0%, with the average cost of such advances increasing to 3.67% in 2005 from 1.91% for 2004. The overall weighted average cost of borrowings increased to 5.49% for the year ended December 31, 2005 from 3.99% for the same period in 2004.
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
          Provision for Loan and Lease Losses. The provision for loan and lease losses increased $940,000 to $400,000 for the year ended December 31, 2005 compared to a negative provision of $540,000 for the same period in 2004. The primary reason for the provision for loan and lease losses during 2005 is the risk profile associated with the growth in the loan and lease portfolio. Charge-offs during the period were inconsequential with net charge-offs totaling $2,000 during the year ended December 31, 2005. In order to establish the levels of the allowance for loan and lease losses, management regularly reviews its historical charge-off migration analysis and an analysis of the current level and trend of several factors that management believes provides an indication of losses in the loan and lease portfolio. These factors include delinquencies, volume, average size, average risk rating, technical defaults, geographic concentrations, industry concentrations, loans and leases on the management attention list, experience in the credit granting functions and changes in underwriting standards.

          Non-Interest Income. Non-interest income, consisting primarily of deposit and loan related fees as well as fees earned for trust and investment services, changes in fair value of derivatives and net cash settlements on interest rate swaps, increased $971,000, or 29.7%, to $4.2 million for the year ended December 31, 2005 from $3.3 million for the same period in 2004. The primary contributor to this increase was the gain of $973,000 on the sale from the Corporation’s 50% owned joint venture, m2. See Note 2 to the Consolidated Financial Statements as of and for the year ended December 31, 2005. In addition to this, there was a $313,000 increase in trust and investments services fee income from FBB’s trust and investment services area due to successful efforts to increase assets under management. Money transferred in from new and existing clients as well as market appreciation contributed to the increase in trust assets managed. In addition to this, there was an increase of $160,000 in the income from bank-owned life insurance for the year ended December 31, 2005 as compared to the same period during 2004 due to the purchase of additional bank-owned life insurance. These increases were partially offset by decreases in service charges on demand deposit accounts of $159,000 and a decrease in income related to derivatives of $265,000. Also contributing to the offset was a decrease in other non-interest income of which $100,000 represents the Corporation’s 50% share of income attributable to m2 which was reported for the year ended 2004.
          Non-Interest Expense. Non-interest expense increased $1.3 million, or 9.5%, to $14.4 million for the year ended December 31, 2005 from $13.1 million in the same period for 2004. A significant portion of this increase was due to an increase of $567,000 in employee salaries and benefits reflecting additions to staff or merit increases to $8.5 million from $7.9 million in the same period for 2004. Professional and consulting fees increased $380,000 for the year ended December 31, 2005 as compared to the same period in 2004 due to additional fees associated with the Corporation’s process to register its common stock with the Securities and Exchange Commission and increases in fees paid to Directors. Marketing increased $109,000 as a result of loan, deposit, and general marketing campaigns. Data processing expense increased $130,000 largely to keep pace with internal growth as well as overall technology in the industry. Other expenses increased $99,000 to $1.5 million for the year ended December 31, 2005 from $1.4 million for the same period in 2004 largely due to impairment in the investment in a community housing project of $112,000.
          Minority Interest. For the year ended December 31, 2005 the consolidated financial statements included the accounts of FBFS and its wholly-owned subsidiaries. In 2004, the consolidated financial statements also included the 51% share of BBG prior to the acquisition of all of the minority interests in BBG shares effective June 1, 2004. Minority interest in net income of consolidated subsidiary represents the 49% minority ownership interest in BBG prior to that date, which was $9,000.
          Income Taxes. FBFS recorded income tax expense of $2.5 million for the year ended December 31, 2005, with an effective rate of 34.0%, as compared to $3.3 million for the same period in 2004, with an effective rate of 43.3%. The higher than expected effective rate in 2004 is the result of an accrual made in 2004 related to tax exposure associated with the Wisconsin Department of Revenue (the “Department”) audits of Wisconsin financial institutions, like First Business Bank, which formed investment subsidiaries located outside of Wisconsin. See Note 15 to the Consolidated Financial Statements.
          Also contributing to the reduction in the effective tax rate during the year ended December 31, 2005 was an increase in the amount of non-taxable income from bank-owned life insurance of $160,000 in comparison to the same period in 2004.
Comparison of Years Ended December 31, 2004 and 2003
          General. Net income decreased $1.4 million to $4.2 million in fiscal 2004 from $5.6 million in the same period of 2003. 2003 included a non-cash gain of $1.3 million related to the change in fair value during 2003 of the written option held by BBG’s minority interest shareholders. (See Note 19 to the Consolidated Financial Statements.) The decrease in net income is related to a $2.4 million increase in income tax expense principally resulting from an increase in income before tax and a change in estimate for certain tax exposure items. In 2003, the lower effective tax rate was attributable to the reversal of a valuation reserve against net deferred tax assets previously established for net operating losses incurred by BBG. In addition to this net increase from the prior year’s taxes, non-interest expense increased $1.7 million and non-interest income decreased $321,000. These components that caused a decrease in net income were partially offset by increases in net interest income of $1. 6 million, a $740,000 reduction in the provision for loan and lease losses and a decrease in minority interest in net income of consolidated subsidiary of $732,000. The returns on average assets and average stockholders’ equity for fiscal 2004 were 0.79% and 13.81%, respectively, as compared to 1.14% and 24.09%, respectively, for the same period in 2003.
          Net Interest Income. Net interest income increased $1.5 million, or 10. 0%, to $16.8 million for fiscal 2004 from $15.3 million for the same period in 2003. The improvement in net interest income was due to an increase in average earning assets accompanied by an increased net interest margin. Net interest margin increased from 3.21% in fiscal 2003 to 3.25% in the same period of 2004. This was because the decrease in yields paid on interest-bearing liabilities was greater than the decrease in yields earned on interest-bearing assets. This was also reflected in the increase in the interest rate spread from 2.88% in 2003 to 2.93% in 2004.
          Interest income on total interest-earning assets increased $1.1 million to $28.1 million in fiscal 2004 from $27.0 million in 2003. In particular, interest income on loans and leases increased $640,000 to $25.9 million in fiscal 2004 from $25.2 million in the same period of 2003 due to an increase in average loans and leases outstanding of $30.1 million, or 7.1%, offset by a decrease in average yields earned on loans and leases from 5.96% to 5.70% caused by a decline in market rates. Also contributing to the increase was an increase in income on mortgage related securities of $610,000 from $1.3 million in 2003 to $1.9 million in 2004. This increase was due to an increase in the average balance of mortgage related securities of $13.6 million from $43.5 million in 2003 to $57.1 million in 2004 accompanied by an increase in average yields on such securities from 3.03% in 2003 to 3.38% in 2004.
          The average balance of loans increased in all categories. Total average mortgage loan growth amounted to $17.9 million, or 6.4%, which was driven largely by growth in commercial real estate and construction loans. Commercial loans grew $9.9 million, or 8.3%, while leases grew $1.5 million or 6.2%. Consumer loans grew $848,000. The rate of growth in commercial real estate, construction and commercial loans has largely been the result of attracting new clients in the Banks’ two principal markets. Existing borrowers are successfully managing their businesses through the slower economic conditions and using cash flow to pay down loan balances. The healthy cash flow of the underlying client base that has resulted in such pay downs of loan balances has contributed to the improvement in nonperforming loans.
          The growth in the average balance of mortgage-related securities from 2003 to 2004 represented a replacement of investment securities stemming from a drop in such securities from 2003 to 2002, due to prepayments during that period, as mortgage rates fell. It is the Corporation’s policy to diversify assets and part of that diversification includes an investment portfolio that is at least 10.0% of total assets. As mortgage-related security prepayments increased during the prior period, the amortization of the premiums associated with those securities was accelerated. This contributed to a lower yield in mortgage-related securities in 2003 as compared to 2004.
          Interest expense on interest-bearing liabilities decreased $427,000 to $11.3 million in fiscal 2004 from $11.7 million in 2003 primarily due to a $331,000 decrease in interest expense on deposits with the weighted average rate decreasing from 2.58% to 2.34%. The decrease in interest expense was largely due to repricing opportunities on deposits which were partially offset by an increase in average interest-bearing deposits of $26.1 million or 6.8% from $385.9 million in 2003 to $412.0 million in 2004. This increase was largely a result of growth in average certificates of deposit of $28.4 million from $224.4 million in 2003 to $252.8 million in 2004, primarily acquired through deposit brokers. The average balance of FHLB advances, used as another source of funding, increased $4.3 million from $18.5 million in 2003 to $22. 8 million in 2004, or 23.1%, while the average cost of such advances declined to 1.91% in 2004 from 3.13% in 2003.
          Provision for Loan and Lease Losses. The provision for loan and lease losses decreased $740,000 from $200,000 for fiscal 2003 to a negative provision of $540,000 for the same period in 2004. The primary reason for the negative provision was a reduction in classified loan balances and a reduction in specific reserves for impaired and substandard loans and leases. This net reduction is a result of an improvement of $829,000 in the values of collateral versus carrying value of a loan to an injection moldings manufacturer and two leases (one to a tool and die manufacturer and the other to a metal stamping manufacturer), partially offset by a $165,000 increase in specific reserve on a commercial loan to a manufacturer of plastic injection moldings. Also contributing to the decrease in provision were net recoveries in 2004 of $104,000 and a reduction in reserves allocated to impaired loans and leases. Contributing to the reduction in the allowance is management’s regular review of the loan and lease loss methodology including incorporating historical charge-off migration analysis and an analysis of the current level and trend of several factors that management believes provides an indication of losses in the loan and lease portfolio. These factors include delinquencies, volume, average size, average risk rating, technical defaults, geographic concentrations, industry concentrations, loans and leases on the management attention list, experience in the credit granting functions and changes in underwriting standards. This change resulted in an overall reduction in the allowance for loan and lease reserve of $295,000. Offsetting the factors mentioned above was the growth in the loan and lease portfolio requiring a provision for loan and lease losses of $523,000.
          Non-Interest Income. Non-interest income, consisting primarily of deposit and loan related fees, fees earned for trust and investment services and interest rate swap changes in fair value and net cash settlements, decreased $298,000, or 8.4%, to $3.3 million for fiscal 2004 from $3.6 million in the same period of 2003. The largest contributor to this decrease was a $1.4 million decrease in income relating to the year-end valuation of the conversion options issued in 2000 to the minority shareholders of BBG. For further discussion of the written option, see Note 19 to the Consolidated Financial Statements. Other contributing factors included an increase in the gain recognized for the change in fair value of interest rate swaps of $691,000 partially offset by an increase in the net cash settlement expense of interest rate swaps of $176,000. In addition to this, there was a $31,000 decrease in service charges on deposits due to changes in interest rates. Offsetting these decreases was an increase of $256,000 in trust and investment services fee income from FBB’s trust services area due to successful efforts to increase assets under management. Money transferred in from new and existing clients as well as market appreciation contributed to the increase in assets. Sales activity and account retention were positive in 2004. Another source of increased income was an increase of $169,000 in loan fees stemming from loan growth and activity. Non-interest income also increased $92,000 from 2003 to 2004 due to income from the increase in cash surrender value of bank owned life insurance. Equity in earnings of the Bank’s 50% owned joint venture, m2, increased $46,000. Credit, merchant and debit card fees increased $8,000.
          Non-Interest Expense. Non-interest expense increased $1.7 million, or 15. 0%, to $13.1 million in fiscal 2004 from $11.4 million in the same period for 2003. A significant portion of this increase was due to an increase of $990,000 in employee salaries and benefits reflecting additions to staff combined with annual merit increases. Other expenses increased $169,000 from $1.2 million in 2003 to $1.4 million in 2004 largely due to computer software expenses resulting from increased technology and information protection needs and also from increased recruitment expense as the organization met increased staffing needs. Professional and consulting fees increased $183,000 associated with the Corporation’s process to become a publicly registered company and other fees associated with additional consulting necessary due to regulatory changes such as Sarbanes-Oxley. Marketing increased $105,000 as a result of loan, deposit, and general marketing campaigns. The remainder of the increase is attributable to increases in occupancy of $125,000, equipment of $63,000, and data processing of $80,000. These increases were offset by a decrease in collection fees of $73,000 associated with a return to a more acceptable level of delinquency and charge-off activity in the loan and lease portfolio.
          Minority Interest. The consolidated financial statements for the year ended December 31, 2004 included the accounts of FBFS, its wholly-owned subsidiaries and its 51% share of BBG prior to the acquisition of all of the minority interests in BBG shares effective June 1, 2004. Minority interest in net income of consolidated subsidiary represents the 49% minority ownership interest in BBG which was eliminated from the consolidated results of operations of FBFS. Net income for BBG for the first five months of 2004, until the minority interests were eliminated through the conversion option, was $19,000, $9,000 of which represents the minority interest in net income of the consolidated subsidiary. For the year ended December 31, 2003, BBG reported net income of $1.1 million with minority interest of $741,000 eliminated from the results of operations of FBFS.
          Income Taxes. FBFS recorded income tax expense of $3.3 million for the year ended 2004, an effective rate of 43.3%, as compared to $873,000 for the same period in 2003, an effective rate of 13.4%.

This represents an increase of $2.4 million principally resulting from an increase in income before tax and a change in estimate for certain tax exposure items in 2004. The higher than expected effective rate in 2004 is a result of an accrual made in 2004 related to tax exposure items. The lower than expected rate in 2003 was attributable to the reversal in 2003 of a valuation allowance against net deferred tax assets established in 2002 for net operating losses at BBG. For a discussion of the tax exposure items, see “Income Taxes” under “Recent Developments” in this section and Note 15 to the Consolidated Financial Statements.

Net Interest Income Information
          Average Interest-Earning Assets, Average Interest Bearing Liabilities, Interest Rate Spread, and Net Interest Margin. The following tables show the Corporation’s average balances, average rates, the spread between combined average rates earned on the Corporation’s interest-earning assets and interest-bearing liabilities and the net interest margin for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,

	2005			2004			2003

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in Thousands)
Interest-Earning Assets
Mortgage loans(2)	$328,959	$20,663	6.28%	$296,078	$15,890	5.37%	$278,181	$15,812	5.68%
Commercial loans	143,007	11,167	7.81	129,164	8,346	6.46	119,301	7,719	6.47
Leases	21,674	1,149	5.30	25,030	1,481	5.92	23,577	1,588	6.74
Consumer loans	2,727	163	5.98	3,206	144	4.49	2,358	102	4.33

Total loans and leases receivable(1)	496,367	33,142	6.68	453,478	25,861	5.70	423,417	25,221	5.96
Mortgage-related securities(2)	82,305	3,050	3.71	57,134	1,929	3.38	43,519	1,319	3.03
Investment securities(2)	4,610	142	3.08	5,959	195	3.27	7,994	299	3.74
Federal Home Loan Bank stock	2,830	138	4.88	2,494	146	5.85	2,221	139	6.26
Fed funds sold and other	1,265	36	2.85	254	4	1.57	1,046	27	2.58
Interest bearing deposits	41	1	2.44	55	1	1.43	37	0	0.81

Total interest-earning assets	587,418	36,509	6.22	519,374	28,136	5.42	478,234	27,005	5.65
Non-interest-earning assets	22,866			17,844			15,753

Total assets	$610,284			$537,218			$493,987

Interest-Bearing Liabilities
NOW accounts	$49,114	$1,402	2.85	$43,233	$500	1.16	$45,516	$474	1.04
Money market	114,653	3,549	3.10	75,137	1,004	1.34	74,758	1,345	1.80
Certificates – regular	276,174	10,304	3.73	252,780	7,352	2.91	224,381	7,250	3.23
Certificates – large	43,360	1,387	3.20	40,827	782	1.92	41,267	900	2.18

Total deposits	483,301	16,642	3.44	411,977	9,638	2.34	385,922	9,969	2.58
Junior subordinated debentures	10,310	946	9.18	10,310	893	8.66	10,000	883	8.83
FHLB advances	11,427	419	3.67	22,807	436	1.91	18,529	580	3.13
Other borrowings	16,359	726	4.44	7,896	306	3.88	7,663	245	3.20

Total interest-bearing liabilities	521,397	18,733	3.59	452,990	11,273	2.49	422,114	11,677	2.77
Non-interest-bearing liabilities	48,518			51,613			44,699

Total liabilities	569,915			504,603			466,813
Minority interest in consolidated subsidiary	-			1,775			3,724
Stockholders’ equity	40,369			30,840			23,450

Total liabilities and Stockholders’ equity	$610,284			$537,218			$493,987

Net interest income/interest rate spread		$17,776	2.62%		$16,863	2.93%		$15,328	2.88%

Net interest-earning assets	$66,021			$66,384			$56,120

Net interest margin			3.03%			3.25%			3.21%

Ratio of average interest-earning assets to average interest-earning liabilities	1.13			1.15			1.13

Return on average assets	0.78%			0.79%			1.14%

Return on average equity	11.79%			13.81%			24.09%

Average equity to average assets	6.61%			5.74%			4.75%

Non-interest expense to average assets	2.36%			2.45%			2.31%

(1)	The average balances of loans and leases include non-performing loans and leases, interest of which is recognized on a cash basis.
(2)	Includes amortized cost basis of assets held and available for sale.

Rate/Volume Analysis
          The Corporation’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The dollar volume of loans, leases and investments compared to the dollar volume of deposits and borrowings, combined with the interest rate spread, produces the changes in net interest income between periods. The following tables show the relative contribution of the changes in average volume and average interest rates on changes in net interest income for the years ended December 31, 2005, 2004, and 2003. Information is provided with respect to (i) the effect on interest income attributable to changes in rate (changes in rate multiplied by prior volume), (ii) the effect on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (iii) the changes in rate/volume (changes in rate multiplied by changes in volume).

	Increase (Decrease) for the Year Ended December 31,

	2005 Compared To 2004				2004 Compared To 2003

			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net

	(In Thousands)
Interest-Earning Assets
Mortgage loans	$2,706	$1,765	$301	$4,772	$(881)	$1,017	$(57)	$79
Commercial loans	1,741	894	187	2,822	(10)	638	(1)	627
Leases	(154)	(199)	21	(332)	(193)	98	(12)	(107)
Consumer loans	48	(22)	(7)	19	4	37	1	42

Total loans and leases receivable	4,341	2,438	502	7,281	(1,080)	1,790	(69)	641
Mortgage-related securities	188	850	83	1,121	150	413	47	610
Investment securities	(12)	(44)	3	(53)	(38)	(76)	10	(104)
Other investments	(25)	20	(3)	(8)	(9)	17	(1)	7
Fed funds sold	3	16	13	32	(11)	(20)	8	(23)
Interest bearing deposits	-	-	-	-	-	-	-	-

Total net change in income on interest-earning assets	4,495	3,280	598	8,373	(988)	2,124	(5)	1,131

Interest-Bearing Liabilities
NOW accounts	733	68	100	902	53	(24)	(3)	26
Money market	1,322	528	695	2,545	(346)	7	(2)	(341)
Certificates – regular	2,080	680	192	2,952	(724)	918	(92)	102
Certificates – large	523	49	33	605	(109)	(10)	1	(118)

Total deposits	4,658	1,325	1,020	7,004	(1,126)	891	(96)	(331)
Junior subordinated debentures	53	-	-	53	-	-	-	-
Guaranteed trust preferred securities	-	-	-	-	(16)	27	(1)	10
FHLB advances	401	(218)	(200)	(17)	(226)	134	(52)	(144)
Other borrowings	44	328	48	420	52	7	2	61

Total net change in expense on interest-bearing liabilities	5,157	1,435	868	7,460	(1,316)	1,059	(147)	(404)

Net change in net interest income	$(662)	$1,845	$(270)	$913	$328	$1,065	$142	$1,535

Financial Condition
December 31, 2005
          General. The total assets of FBFS increased $106.2 million, or 18.9%, to $669.2 million at December 31, 2005 from $563.0 million at December 31, 2004. This increase was funded primarily by net increases in deposits of $92.8 million. This growth is generally invested in securities and loans and leases receivable.
          Securities. Securities available-for-sale increased $28.7 million to $95. 1 million at December 31, 2005 from $66.4 at December 31, 2004 as a net result of purchases of $56.8 million net of maturities of $26.5 million during the year. Mortgage-related securities consisted largely of agency-backed mortgage-derivative securities in the form of REMICS.
          Loans and Leases Receivable. Total net loans and leases increased $62.8 million to $532.7 million at December 31, 2005 from $469.9 million at December 31, 2004. The activity in the loan and lease portfolio consisted of originations of $201.6 million and purchases of $20.3 million offset by principal repayments of $158.0 million, sales of $998,000 and an increase in the allowance for loan and lease losses of $398,000. Deferred loan fees declined from $310,000 to $241,000 from December 31, 2004 to December 31, 2005. The primary reason for the decrease in deferred loan fees was a decrease in loans originated in the Corporation’s asset-based lending subsidiary from the prior year ended December 31, 2004 to the year ended December 31, 2005 accompanied by increased payoff activity in the prior year as compared to the year ended December 31, 2005. The increased payoff activity in the prior period resulted in accelerated deferred loan fee amortization for those loans that were paid off.
          Non-performing Assets. Non-performing assets consists of non-accrual loans and leases of $1.5 million as of December 31, 2005, or 0.23% of total assets, as compared to $2.9 million, or 0.52% of total assets, as of December 31, 2004. This represents a decrease of $1.4 million in non-performing assets largely due to the receipt of payment in full for a non-accrual lease which had a carrying value of $1.1 million as of December 31, 2004, and the sale of foreclosed property that had a carrying value of $665,000. An immaterial gain was recognized on the sale of the property. Partially offsetting this decrease is an increase in non-accrual loans primarily due to two loans, one to a plumbing, heating and air conditioning company with a net carrying value totaling $200,000 and the second to a wholesale food broker with a net carrying value totaling $462,000 as of December 30, 2005.
Lending Activities
          General. At December 31, 2005, net loans and leases totaled $532.7 million, representing approximately 79.6% of $669.2 million in total assets at that date. Approximately $348.4 million or 64.6% of the Banks’ gross loans and leases, at December 31, 2005 were secured by first or second-liens on real estate. An additional $8.2 million of home equity and second mortgage loans which are classified as consumer loans are also secured by real estate.
          While the Banks endeavor to make commercial, industrial, commercial real estate and consumer loans, the majority of the Banks’ loans are commercial real estate loans secured by properties located primarily in Dane and Waukesha counties and surrounding communities in Wisconsin. In order to increase the yield, minimize interest rate sensitivity, and diversify the risk of their portfolios, the Banks also originate construction, multi-family, commercial, industrial and consumer loans.
          Non-real estate loans originated by the Banks consist of a variety of commercial and asset-based loans and leases as well as a small amount of consumer loans. At December 31, 2005, the Banks’ gross loans and leases included $169.5 million of commercial loans and leases, or 31.4% of the total, and $13.6 million of consumer loans, or 2.5% of the total.

          Loan Portfolio Composition. The following table presents information concerning the composition of the Banks’ consolidated loans and leases held for investment at the dates indicated.

	December 31,

	2005		2004		2003		2002		2001

		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in Thousands)
Mortgage loans:
Commercial real estate	$249,133	46.16%	$215,605	45.25%	$210,708	47.86%	$195,634	47.13%	$147,870	41.41%
Construction	50,619	9.38	41,910	8.80	38,621	8.77	35,858	8.64	30,808	8.63
Multi-family	22,115	4.10	17,786	3.73	19,005	4.32	18,327	4.42	15,394	4.31
1-4 family	26,513	4.91	22,814	4.79	17,070	3.88	11,796	2.84	12,551	3.51

Total mortgage loans	348,380	64.55	298,115	62.57	285,404	64.83	261,615	63.02	206,623	57.86

Commercial loans and leases:
Commercial	102,482	18.99	93,041	19.53	87,012	19.77	86,883	20.93	92,747	25.97
Asset-based	49,206	9.12	43,441	9.12	32,254	7.33	34,844	8.39	22,681	6.35
Direct financing leases, net	17,852	3.31	25,583	5.37	22,955	5.21	22,658	5.46	21,920	6.14

Total commercial loans and leases	169,540	31.41	162,065	34.01	142,221	32.31	144,385	34.78	137,348	38.46

Consumer loans:
Home equity and second mortgage	8,231	1.53	5,563	1.17	5,558	1.26	3,734	0.90	3,488	0.98
Credit card	560	0.10	580	0.12	605	0.14	663	0.16	637	0.18
Personal	860	0.16	884	0.19	1,834	0.42	1,225	0.30	1,974	0.55
Other	12,159	2.25	9,279	1.95	4,600	1.04	3,480	0.84	7,032	1.97

Total consumer loans	21,810	4.04	16,306	3.42	12,597	2.86	9,102	2.19	13,131	3.68

Gross loans and leases receivable	539,730	100.00%	476,486	100.00%	440,222	100.00%	415,102	100.00%	357,102	100.00%
Contras to loans and leases:
Allowance for loan and lease losses	(6,773)		(6,375)		(6,811)		(5,875)		(5,523)
Deferred loan fees	(241)		(310)		(306)		-		-

Loan and lease receivables, net	$532,716		$469,801		$433,105		$409,227		$351,579

          The following table shows the scheduled contractual maturities of the Banks’ consolidated gross loans and leases held for investment, as well as the dollar amount of such loans and leases which are scheduled to mature after one year which have fixed or adjustable interest rates, as of December 31, 2005.

				Asset-based	Consumer
	Commercial Real	Commercial	Construction and	and Lease	and 1-4
	Estate Loans	Loans	Multi-family	Receivables	Family

	(In Thousands)
Amounts due:
In one year or less	$48,009	$65,452	$35,380	$27,943	$31,238
After one year through five years	160,815	29,907	31,809	33,403	16,899
After five years	40,309	7,123	5,545	5,711	186

	$249,133	$102,482	$72,734	$67,058	$48,323

Interest rate terms on amounts due after one year:
Fixed	$159,613	$27,591	$20,243	$15,143	$12,162

Adjustable	$41,511	$9,439	$17,111	$23,971	$4,922

          Commercial Real Estate and Construction Loans. The Banks originate commercial real estate loans which have fixed or adjustable rates and terms of generally up to five years and amortizations of twenty years on existing commercial real estate and twenty-five years on new construction. Loans secured by commercial real estate consist of commercial owner-occupied properties as well as investment properties. At December 31, 2005, the Banks had $249.1 million of loans secured by commercial real estate. This represented 46.2% of the Banks’ gross loans and leases. Approximately $105.1 million of the commercial real estate loans are owner-occupied properties which represents 30.2% of all loans secured by real estate.
          The Banks originate loans to construct commercial properties. At December 31, 2005, construction loans amounted to $50.6 million, or 9.4% of the Banks’ gross loans and leases. The Banks’ construction loans generally have terms of six to twelve months with adjustable interest rates and fees which are due at the time of origination. Loan proceeds are disbursed in increments as construction progresses and as inspections by title companies’ warrant.
          Multi-family Loans. The Banks also originate multi-family loans that amounted to $22.1 million at December 31, 2005, or 4.1% of gross loans and leases. These loans are primarily secured by apartment buildings and are mainly located in Dane County.
          1-4 Family Loans. The Banks have a small amount of 1 – 4 family loans which totaled $26.5 million at December 31, 2005 or 4.9% of gross loans and leases. These loans are primarily secured by single family homes and held for investment by clients.
          Commercial Loans. At December 31, 2005, commercial loans amounted to $102.5 million or 19.0% of gross loans and leases. The Banks’ commercial loan portfolio is comprised of loans for a variety of purposes and generally is secured by inventory, accounts receivable, equipment, machinery and other corporate assets. Commercial loans generally have terms of five years or less and interest rates that float in accordance with a designated published index or fixed rates with typical amortization of four to seven years. Most accounts receivable advances do not exceed 65% of receivables less than 90 days past due from invoices; however this may be increased to 75% if the Banks receive a borrower’s certificate and accounts receivable aging on a quarterly or more frequent basis. Advances on raw material and finished goods inventory generally do not exceed 50% and advances on machinery and equipment typically do not exceed 65% of net book value. Advances on new equipment and new vehicles generally do not exceed 80% of cost. Substantially all of such loans are secured and backed by personal guarantees of the owners of the borrowing business.
          Asset-Based Loans. Asset-based loans are originated through FBCC, the asset based lending subsidiary, and are typically secured by accounts receivable, inventories, equipment and/or real estate. The asset-based loans secured by accounts receivable and inventories amounted to $49.2 million as of December 31, 2005. This represented 9.1% of gross loans and leases. Because asset-based borrowers are usually highly leveraged, such loans have higher interest rates and fees accompanied by close monitoring of assets. The receivable advance rate is determined by a number of factors including concentrations of business with clients, amount of dilution and the credit quality of the client base. The controls include dominion over all cash receipts of the borrowers either through a lockbox collection service or cash collateral account. The accounts receivable borrowing bases are updated daily. Eligibility of accounts receivable and inventories is based on restrictive requirements designed to exclude low-quality or disputed receivables and low-quality, slow moving or obsolete inventories. FBCC monitors adherence to these requirements by updating the borrowing base daily and conducting periodic on-site audits of all borrowers including assessing the quality of the collateral, and determining the financial operating trends of those borrowers. Asset-based loans secured by real estate amounted to $9.4 million as of December 31, 2005.
          Leases. Leases are originated through FBL (the “Leasing Company”) and amounted to $17.9 million as of December 31, 2005 and represented 3.3% of gross loans and leases. Such leases are generally secured by equipment and machinery located principally in Wisconsin. While $6.8 million or 38.1% of the leases are to printing businesses, this does not constitute a concentration when compared to the loan and lease portfolio as a whole. Leases are typically originated with a fixed rate and a term of seven years or less. It is customary in the leasing industry to provide 100% financing, however, the Leasing Company will, from time-to-time, require a down payment or lease deposit to provide a credit enhancement. All equipment leases must have an additional insured endorsement and a loss payable clause in the interest of the Leasing Company and must carry sufficient physical damage and liability insurance.
          The Leasing Company leases machinery and equipment to clients under leases which qualify as direct financing leases for financial reporting and as operating leases for income tax purposes. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual value (approximating 3 to 15% of the property cost of the related equipment), are recorded as lease receivables when the lease is signed and the lease property is delivered to the client. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis which results in an approximate level rate of return on the unrecovered lease investment. Lease payments are recorded when due under the lease contract. Residual value is the estimated fair market value of the equipment on lease at lease termination. In estimating the equipment’s fair value, the Leasing Company relies on historical experience by equipment type and manufacturer, published sources of used equipment pricing, internal appraisals and, where available, valuations by independent appraisers, adjusted for known trends. The Leasing Company’s estimates are reviewed continuously to ensure reasonableness; however, the amounts the Leasing Company will ultimately realize could differ from the estimated amounts. The majority of the equipment is leased to businesses in the printing, (38.1%), manufacturing (27.4%) and construction (10.6%) industries as of December 31, 2005.
          Consumer Loans. The Banks originate a small amount of consumer loans. Such loans amounted to $21.8 million at December 31, 2005 and consist of home equity and second mortgages and credit card and other personal loans for professional and executive clients of the Banks. Generally, the maximum loan to value on home equity loans is 80% with proof of property value required and annual personal financial statements after the initial loan application. The maximum loan to value on new automobiles and trucks is 80%. These loans represented 4.0% of the Banks’ gross loans and leases at December 31, 2005.
          Net Fee Income from Lending Activities. Loan and lease origination and commitment fees and certain direct loan and lease origination costs are deferred and the net amounts are amortized as an adjustment to the related loan and lease yields.
          The Banks also receive other fees and charges relating to existing loans, which include prepayment penalties, loan monitoring fees, late charges and fees collected in connection with loan modifications.
          Loan and Lease Delinquencies. Loans and leases are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Previously accrued but unpaid interest is deducted from interest income at that time. As a matter of policy, the Banks do not accrue interest on loans or leases past due beyond 90 days.
          The following table sets forth information relating to delinquent loans and leases at the dates indicated.

	December 31,

	2005		2004		2003		2002		2001

		% of		% of		% of		% of		% of
		Gross		Gross		Gross		Gross		Gross
		Loans and		Loans and		Loans and		Loans and		Loans and
Days Past Due	Balance	Leases	Balance	Leases	Balance	Leases	Balance	Leases	Balance	Leases

	(Dollars in Thousands)
30 to 59 days	$389	0.07%	$230	0.05%	$96	0.02%	$514	0.12%	$-	0.00%
60 to 89 days	99	0.02	2	0.00	-	0.00	230	0.06	-	0.00
90 days and over	721	0.13	-	0.00	14	0.00	-	0.00	-	0.00

Total	$1,209	0.22%	$232	0.06%	$110	0.02%	$744	0.18%	$-	0.00%

          Non-performing Assets and Impaired Loans and Leases. Non-performing assets consists of non-accrual loans and leases of $1.5 million as of December 31, 2005, or 0.23% of total assets, as compared to $2.9 million, or 0.52% of total assets, as of December 31, 2004. This represents a decrease of $1.4 million in non-performing assets. The decrease was largely due to the receipt of payment in full for a non-accrual lease which had a carrying value of $1.1 million as of December 31, 2004 and the sale of foreclosed property that had a carrying value of $665,000. These decreases were partially offset by an increase in non-accrual loans of $758,000 primarily due to two loans, one to a plumbing, heating and air conditioning company with a net carrying value of $200,000 and the second to a wholesale food broker with a net carrying value of $462,000 as of December 31, 2005. It is anticipated that through successful liquidation of assets collateralizing the loan to the wholesale food broker the Bank will be made substantially whole. As of December 31, 2005, the Corporation does not anticipate any loss from either borrower.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in Thousands)
Non-accrual loans	$1,454	$696	$891	$3,049	$1,440
Non-accrual leases	90	1,566	717	-	-

Total non-accrual loans and leases	1,544	2,262	1,608	3,049	1,440
Foreclosed properties and repossessed assets, net	-	665	708	-	-

Total non-performing assets	$1,544	$2,927	$2,316	$3,049	$1,440

Performing troubled debt restructurings	$-	$-	$-	$-	$-

Total non-accrual loans and leases to total loans and leases	0.29%	0.47%	0.37%	0.73%	0.40%
Total non-performing assets to total assets	0.23	0.52	0.45	0.64	0.35
Allowance for loan and lease losses to total loans and leases	1.25	1.34	1.55	1.42	1.55
Allowance for loan and lease losses to non-accrual loans and leases	438.64	281.83	423.57	192.69	383.54
          A loan or lease is considered impaired if, based upon current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement. Certain homogeneous loans, including residential mortgage and consumer loans, are collectively evaluated for impairment, and therefore, do not have individual credit risk ratings and are excluded from impaired loans. Impaired loans include all nonaccrual loans as well as certain accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment. While impaired loans exhibit weaknesses that inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan. The amount in the allowance for loan losses for impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, net of cost to sell.
          Information about impaired loans at or for the years ended December 31, 2005, 2004 and 2003 is as follows:

	As of December 31,

	2005	2004	2003

	(In Thousands)
Impaired loans and leases with impairment reserves required	$1,544	$2,262	$2,100
Less:
Impairment reserve (included in allowance for loan and lease losses)	399	470	935

Net impaired loans and leases	$1,145	$1,792	$1,165

Average impaired loans and leases	$2,192	$2,112	$2,408
Interest income attributable to impaired loans and leases	112	177	367
Interest income recognized on impaired loans and leases	65	85	45

          The amount of foregone interest for the years ended December 31, 2005, 2004 and 2003 was $47,000, $92,000 and $322,000, respectively.
          Allowance for Loan and Lease Losses.  Management regularly reviews and revises its methodology to provide greater precision in its assessment of risks in the loan and lease portfolio and related evaluation of adequate allowance for loan and lease losses by incorporating historical charge-off migration analysis and an analysis of the current level and trend of factors felt indicative of loan and lease quality. The historical charge-off migration analysis utilizes the most recent five years of net charge-offs and traces the migration of the risk rating from origination through charge-off. The historical percentage of the amounts charged-off for each risk rating, for each subsidiary is averaged for the five year period giving greater weight in the calculation to the recent years. These percentages are then applied to the current loan and lease portfolio for this portion of the Allowance for Loan and Lease Losses. The other factors consider the risks inherent in the mix of the portfolio reflective of the weighting toward commercial and commercial real estate lending. The loan and lease portfolio is examined for any material concentrations and additional reserves have been established in an amount that, based on the experience of senior management, is adequate to cover concentration risk. These reserves are increased on a pro rata basis as the loan and lease portfolio grows. As a result of this review process, the improved historical trends in non-performing loans and charge-offs, and the improvement in collateral value of three loans and leases, the provision decreased $740,000 from $200,000 in 2003 to a negative $540,000 in 2004 and resulted in the allowance for loan and lease losses as a percent of total loans to decrease from 1.55% to 1.34%. The relative improvement in the collateral value versus the carrying value was primarily due to updated appraisals from vendors that have experience in valuing the type of collateral combined with the continuation of payments which further reduced the carrying value of the loan and leases. As of December 31, 2005, the allowance for loan and lease losses has increased $398,000 due to increased loan volume offset by a decrease in non-accrual loans and leases. The evaluation process focuses on several factors including, but not limited to, management’s ongoing review and risk rating of the portfolio, with particular attention paid to loans and leases identified by management as impaired and to potential impaired loans and leases based upon historical trends and ratios, the fair value of the underlying collateral, historical losses, changes in the size of the portfolio, trends in the level of delinquencies, concentrations of loans and leases to specific borrowers or industries and other factors which could affect potential credit losses.
          To determine the level and composition of the allowance for loan and lease losses the portfolio is broken out by categories and risk ratings. Impaired loans and leases and potential impaired loans and leases are evaluated for a specific reserve based upon the estimated value of the underlying collateral for collateral-dependent loans, or alternatively, the present value of expected cash flows. Historical trends of the identified factors are applied to each category of loans that have not been specifically evaluated for the purpose of establishing the general reserve.
          The Corporation reviews its methodology and periodically adjusts its allocation percentages based upon historical results. Within the specific categories certain loans or leases have been identified for specific reserve allocations as well as the whole category of that loan type or lease being reviewed for a general reserve based on the foregoing analysis of trends and overall balance growth within that category.
          Foreclosed properties are recorded at the lower of cost or fair value. If, at the time of foreclosure, the fair value less cost to sell is lower than the carrying value of the loan, the difference, if any, is charged to the allowance for loan losses prior to transfer to foreclosed property. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which is based on current occupancy and lease rates) and verifiable offers to purchase. After foreclosure, valuation allowances or future write-downs to fair value less costs to sell are charged directly to expense.

          A summary of the activity in the allowance for loan and lease losses follows:

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in Thousands)
Allowance at beginning of year	$6,375	$6,811	$5,875	$5,523	$3,743
Charge-offs:
Mortgage	-	-	-	-	(48)
Commercial	-	(25)	(37)	(2,876)	(128)
Lease	-	-	-	(480)	-
Consumer	(10)	(6)	-	(2)	-

Total charge-offs	(10)	(31)	(37)	(3,358)	(176)
Recoveries:
Mortgage	4	9	-	96	-
Commercial	4	4	773	-	16
Lease	-	122	-	-	-
Consumer	-	-	-	-	-

Total recoveries	8	135	773	96	16
Net recoveries (charge-offs)	(2)	104	736	(3,262)	(160)
Provision	400	(540)	200	3,614	1,940

Allowance at end of year	$6,773	$6,375	$6,811	$5,875	$5,523

Net recoveries (charge-offs) to average loans	(0.00)%	0.02%	0.17%	(0.84)%	(0.05)%
          Loan charge-offs were $10,000 and $31,000 for the year ended December 31, 2005 and for the year ended December 31, 2004, respectively. Recoveries for the year ended December 31, 2005 were $8,000 and were $135,000 for the year ended December 31, 2004.
          The table below shows the Corporation’s allocation of the allowance for loan and lease losses by loan and lease loss reserve category at the dates indicated.

	December 31,

	2005		2004		2003		2002		2001

	Allowance	Percent of	Allowance	Percent of	Allowance	Percent of	Allowance	Percent of	Allowance	Percent of
	for Loan	Allowance	for Loan	Allowance	for Loan	Allowance	for Loan	Allowance	for Loan	Allowance
	and Lease	to Total	and Lease	to Total	and Lease	to Total	and Lease	to Total	and Lease	to Total
	Losses	Allowance	Losses	Allowance	Losses	Allowance	Losses	Allowance	Losses	Allowance

	(Dollars in Thousands)
Commercial real estate	$2,777	41.01%	$2,787	43.72%	$1,709	25.09%	$1,151	19.59%	$1,216	22.02%
Construction	554	8.17	461	7.23	314	4.61	189	3.22	159	2.88
Multi-family	231	3.41	187	2.93	135	1.98	134	2.28	62	1.12
1-4 family	292	4.30	311	4.88	166	2.44	71	1.21	69	1.25
Commercial	2,415	35.65	2,061	32.33	2,662	39.08	3,401	57.89	2,647	47.93
Lease receivables	268	3.96	445	6.98	887	13.02	281	4.78	392	7.10
Consumer and other	237	3.50	123	1.93	193	2.83	122	2.08	64	1.16
Unallocated	-	0.00	-	0.00	745	10.94	526	8.95	914	16.55

Total	$6,773	100.00%	$6,375	100.00%	$6,811	100.00%	$5,875	100.00%	$5,523	100.00%

          Although management believes the allowance for loan and lease losses is adequate based on the current level of loan delinquencies, non-performing assets, trends in charge-offs, economic conditions and other factors as of December 31, 2005, there can be no assurance that future adjustments to the allowance will not be necessary. Management adheres to high underwriting standards in order to maintain strong asset quality and continues to pursue practical and legal methods of collection, repossession and disposal of any such troubled assets.

          Securities. The Banks’ Boards of Directors (“Boards”) review and approve the investment policy on an annual basis. Management, as authorized by the Boards, implements this policy. The Boards review investment activity on a monthly basis.
          Investment objectives are formed to meet liquidity requirements and generate a favorable return on investments without compromising other business objectives and levels of interest rate risk and credit risk. Consideration is also given to investment portfolio concentrations. Federal and state chartered banks are allowed to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, state and municipal obligations, mortgage-related securities, certain time deposits of insured financial institutions, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate debt and equity securities, commercial paper and mutual funds. The Corporation’s investment policy provides that it will not engage in any practice that the Federal Financial Institutions Examination Council considers an unsuitable investment practice.
          The Banks’ investment policies allow participation in hedging strategies or the use of financial futures, options or forward commitments or interest rate swaps with prior Board approval. The Banks utilize derivative instruments in the course of their asset/liability management. These derivative instruments are primarily interest rate swap agreements which are used to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows.
          Securities are classified as available-for-sale, held-to-maturity and trading. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholder’s equity. There were no securities designated as held-to-maturity or trading as of December 31, 2005.
          The Corporation’s investment securities include U.S. government obligations and securities of various federal agencies as well as a small amount of money market investments and corporate stock.
          The Corporation also purchases mortgage-related securities, in particular, agency-backed mortgage-derivative securities to supplement loan production and to provide collateral for borrowings. Management believes that certain mortgage-derivative securities represent attractive alternative investments due to the wide variety of maturity and repayment options available and due to the limited credit risk associated with such investments. Mortgage-derivative securities include real estate mortgage investment conduits (“REMICS”) which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. The Corporation invests in mortgage-related securities which are insured or guaranteed by FHLMC, FNMA, or GNMA, which are backed by FHLMC, FNMA, and GNMA mortgage-backed securities. Of the total available-for-sale mortgage-derivative securities at December 31, 2005, $52,316,000, $22,610,000, and $13,668,000 were insured or guaranteed by FHLMC, FNMA, and GNMA, respectively. The Corporation has no held-to-maturity mortgage-derivative securities at December 31, 2005.
          Mortgage-related securities are subject to inherent risks based upon the future performance of the underlying collateral, mortgage loans, for these securities. Among the risks are prepayment risk, extension risk, and interest rate risk. Should general interest rates decline, the mortgage-related securities portfolio would be subject to prepayments caused by borrowers seeking lower financing rates. A decline in interest rates could also cause a decline in interest income on adjustable-rate mortgage-related securities. Conversely, an increase in general interest rates could cause the mortgage-related securities portfolio to be subject to a longer term to maturity caused by borrowers being less likely to prepay their loans. Such a rate increase could also cause the fair value of the mortgage-related securities portfolio to decline.
          The Corporation has mortgage-backed securities available-for-sale at December 31, 2005 with a fair value of $3,184,000. Of these securities, $1,452,000 are insured or guaranteed by FHLMC, $491,000 are insured or guaranteed by FNMA and $1,241,000 are insured by FHLB.
          At December 31, 2005, $29,700,000 million of the Corporation’s mortgage-related securities were pledged to secure various obligations of the Corporation.

          The table below sets forth information regarding the amortized cost and fair values of the Corporation’s investments and mortgage-related securities at the dates indicated.

	December 31,

	2005		2004		2003

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(In Thousands)
Securities available-for-sale
FHLB stock	$2,898	$2,898	$2,761	$2,761	$2,302	$2,302
U.S. Treasury securities and obligations of the U.S. Government corporations and agencies	3,264	3,184	3,275	3,253	8,095	8,152
Municipals	275	272	-	-	-	-
Collateralized mortgage obligations	90,601	88,599	60,873	60,381	53,569	53,050
Other	117	117	50	50	67	67

	$97,155	$95,070	$66,959	$66,445	$64,033	$63,571

          The following table sets forth the maturity and weighted average yield characteristics of the Corporation’s debt securities at December 31, 2005, classified by term maturity. The balances are reflective of fair value.

	One to Five Years		Five to Ten Years		Over Ten Years

		Weighted		Weighted		Weighted
		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Total

	(Dollars in Thousands)
Available for sale
U.S. Government corporations and agencies	$3,184	3.05%	$-	0.00%	$-	0.00%	$3,184
Collateralized mortgage obligations	267	6.11	20,720	3.61	67,705	4.10	88,692

	$3,451	3.46%	$20,720	3.61%	$67,705	3.44%	$91,876

          Derivative Activities. The Corporation uses derivative instruments, principally interest rate swaps, to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. For further discussion on the Corporation’s interest rate risk management activities and use of derivatives, see management’s discussion of critical accounting policies in Item 8 and Note 1 to the Consolidated Financial Statements.
          Deposits. As of December 31, 2005, deposits increased $92.8 million to $567.5 million from $474.7 million at December 31, 2004. The increase during the year ended December 31, 2005 was largely attributable to an increase in money market accounts of $50.1 million accompanied by an increase of $27.8 million in certificates of deposit and an increase of $14.9 million in transaction accounts, respectively. The weighted average cost of deposits increased to 3.44% at December 31, 2005 from 2.34% at December 31, 2004.
          Deposits are a major source of the Banks’ funds for lending and other investment activities. A variety of accounts are designed to attract both short and long-term deposits. These accounts include time deposits, money market and demand deposits. The Banks’ deposits are obtained primarily from Dane and Waukesha Counties. At December 31, 2005, $279.6 million of the Corporation’s time deposits were comprised of brokered certificates of deposit with $57.2 million maturing in three months or less, $27.8 million maturing in over three to six months, $20.7 million in over six to twelve months and $173.9 million maturing in over twelve months. The Banks enter into agreements with certain brokers who provide funds for a specified fee. The Banks’ liquidity policy limits the amount of brokered deposits to 75% of total deposits.
          Deposit terms offered by the Banks vary according to minimum balance required, the time period the funds must remain on deposit, U.S. Treasury securities offerings and the interest rates charged on other sources of funds, among other factors. In determining the characteristics of deposit accounts, consideration is given to profitability of the Banks, matching terms of the deposits with loan and lease products, the attractiveness to clients and the rates offered by the Banks’ competitors.
          The following table sets forth the amount and maturities of the Banks’ certificates of deposit at December 31, 2005.

			Over Six
		Over Three	Months
		Months	Through
	Three Months	Through	Twelve	Over Twelve
Interest Rate	and Less	Six Months	Months	Months	Total

	(In Thousands)
0.00% to 1.99%	$20	$-	$-	$-	$20
2.00% to 2.99%	8,627	6,054	8,125	238	23,044
3.00% to 3.99%	56,822	3,025	11,544	36,665	118,056
4.00% and greater	12,189	21,034	15,369	145,582	194,174

	$77,658	$40,113	$35,038	$182,485	$335,294

          At December 31, 2005, time deposits included $50.9 million of certificates of deposit in denominations greater than or equal to $100,000. Of these certificates, $26.9 million are scheduled to mature in three months or less, $11.9 million in greater than three through six months, $9.4 million in greater than six through twelve months and $2.7 million in greater than twelve months.
          Borrowings. The Corporation had borrowings of $39.0 million as of December 31, 2005, largely consisting of FHLB advances of $12.5 million which had a weighted average rate of 3.67% and Fed funds purchased and securities sold under agreement to repurchase of $19.5 million and had a weighted average rate of 3.45%. The Corporation also had a $2.8 million line of credit with a weighted average rate of 5.39%, a $5.0 million subordinated note payable which carried a weighted average rate of 5.75% and junior subordinated debentures of $10.3 million with a weighted average rate of 9.18%. Borrowings increased $9.7 million during the year ended December 31, 2005. The increase in Fed funds purchased of $18.7 million was partially offset by the maturity of FHLB advances. At December 31, 2004, FHLB advances were $23.8 million with a weighted average rate of 1.91%. Fed funds purchased and securities sold under agreement to repurchase totaled $678,000 and had a weighted average rate of 2.20%. The Corporation’s line of credit of $500,000 had a weighted average rate of 3.76%, the subordinated note payable carried a weighted average rate of 4.62% and junior subordinated debentures of $10.3 million had a weighted average rate of 8.67%.
          The Banks obtain advances from the Federal Home Loan Bank (“FHLB”). Such advances are made pursuant to several different credit programs, each of which has its own interest rate and maturity. The FHLB may prescribe acceptable uses for these advances as well as limitations on the size of the advances and repayment provisions. The Banks pledge a portion of their 1-4 family loans, commercial loans, and mortgage-related securities as collateral.
          The Banks may also enter into repurchase agreements with selected clients. Repurchase agreements are accounted for as borrowings by the Banks and are secured by mortgage-related securities.
          The Corporation has a short-term line of credit to fund short-term cash flow needs. The interest rate is based on the London Interbank Offer Rate (“LIBOR”) plus a spread of 1.75% with an embedded floor of 3.75% and is payable monthly. The final maturity of the credit line is April 30, 2006. The Corporation also has a subordinated note payable with an interest rate based on LIBOR plus 2.35% subject to a floor of 4.25% which matures on December 31, 2011. See Note 11 to the Corporation’s Consolidated Financial Statements for more information on borrowings.

          The following table sets forth the outstanding balances, weighted average balances and weighted average interest rates for the Corporation’s borrowings (short-term and long-term) as indicated.

	December 31,

	2005			2004			2003

		Weighted	Weighted		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average		Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate	Balance	Balance	Rate

	(Dollars in Thousands)
Fed funds purchased and securities sold under agreement
to repurchase	$19,463	$9,021	3.45%	$678	$2,231	2.20%	$5,965	$2,663	1.08%
FHLB advances	12,545	11,427	3.67	23,803	22,807	1.91	19,837	18,519	3.13
Junior subordinated debentures	10,310	10,310	9.18	10,310	10,310	8.67	-	-	0.00
Guaranteed trust preferred securities	-	-	0.00	-	-	0.00	10,000	10,000	8.83
Line of credit	2,750	2,338	5.39	500	665	3.76	10	10	3.75
Subordinated note payable	5,000	5,000	5.75	5,000	5,000	4.62	5,000	5,000	4.25

	$50,068	$38,096	5.49%	$40,291	$41,013	3.99%	$40,812	$36,192	3.15%

Short-term borrowings	$22,222			$23,434			$23,758
Long-term borrowings (due beyond one year)	27,846			16,857			17,054

          The following table sets forth maximum amounts outstanding at month-end for specific types of borrowings for the periods indicated.

	December 31,

	2005	2004	2003

	(In Thousands)
Maximum month-end balance:
FHLB advances	$23,503	$32,309	$33,917
Fed funds purchased and securities sold under agreement to repurchase	25,127	7,271	12,524
          Stockholders’ Equity. As of December 31, 2005, stockholders’ equity was $41.8 million or 6.3% of total assets. Stockholders’ equity increased $3.7 million during the year ended December 31, 2005 primarily as a result of comprehensive income of $4.0 million, which includes net income of $4.8 million partially offset by an increase in accumulated other comprehensive loss of $792,000. Stock options exercised totaled $286,000. These increases were partially offset by treasury stock purchases of $125,000 and cash dividends of $424,000. As of December 31, 2004, stockholders’ equity totaled $38.1 million or 6.8% of total assets.
Non-bank Subsidiaries
          First Madison Investment Corporation. FMIC is an operating subsidiary of First Business Bank that was incorporated in the State of Nevada in 1993. FMIC was organized for the purpose of managing a portion of the Bank’s investment portfolio. FMIC invests in marketable securities and also invests in commercial real estate, multi-family, commercial and some 1-4 family loans in the form of loan participations with FBB retaining servicing and charging a servicing fee of ..25%. As an operating subsidiary, FMIC’s results of operations are consolidated with FBB’s for financial and regulatory purposes. FBB’s investment in FMIC amounted to $171.5 million at December 31, 2005. FMIC had net income of $5.1 million for the year ended December 31, 2004. This compares to a total investment of $147.3 million at December 31, 2004 and net income of $4.2 million for the year ended December 31, 2004.
          First Business Capital Corp. FBCC is a wholly-owned subsidiary of First Business Bank formed in 1995 and headquartered in Madison, Wisconsin. FBCC is a commercial lending company designed to meet the needs of growing, highly leveraged manufacturers and wholesale distribution businesses and specializes in providing secured lines of credit as well as term loans on equipment and real estate assets. FBB’s investment in FBCC at December 31, 2005 was $8.4 million and net income for the year ended December 31, 2005 was $1.5 million. This compares to a total investment of $6.9 million and net income of $1.0 million, respectively, at and for the year ended December 31, 2004.

          FMCC Nevada Corp. (“FMCCNC”) is a wholly-owned subsidiary of FBCC incorporated in the state of Nevada in 2000. FMCCNC invests in asset based loans in the form of loan participations with FBCC retaining servicing. FBCC’s total investment in FMCCNC at December 31, 2005 was $18.9 million. FMCCNC had net income of $1.0 million for the year ended December 31 2005. This compares to a total investment of $17.9 million and net income of $742,000, respectively, at and for the year ended December 31, 2004.
          First Business Leasing, LLC. FBL, headquartered in Madison, Wisconsin, was formed in 1998 for the purpose of purchasing leases from m2 Lease Funds, LLC (“m2”) and to originate leases. Until its sale on January 4, 2005, FBB had a 50% equity interest in m2, which is a commercial finance joint venture specializing in the lease of general equipment to small and medium-sized companies nationwide. FBB’s total investment in FBL at December 31, 2004 was $3.2 million and net income was $155,000 for the year ended December 31, 2005. This compares to a total investment of $3.0 million and net income of $614,000, respectively, at and for the year ended December 31, 2004.
Liquidity and Capital Resources
          During the years ended December 31, 2005, 2004 and 2003, the Banks did not make dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations and that any future projected dividends from the Banks will be sufficient to meet the Corporation’s liquidity needs. The Corporation’s principal liquidity requirements at December 31, 2005 are the repayment of a short-term borrowing of $2.8 million and interest payments due on subordinated debentures and the junior subordinated debentures during 2006. The Corporation expects to meet its liquidity needs through existing cash flow sources, its bank line of credit and/ or dividends received from the Banks. The Corporation and its subsidiaries continue to have a strong capital base and the Corporation’s regulatory capital ratios continue to be significantly above the defined minimum regulatory ratios. See Note 12 in Notes to Consolidated Financial Statements for the Corporation’s comparative capital ratios and the capital ratios of its Banks.
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
          Brokered deposits are used by the Banks, which allows them to gather funds across a larger geographic base at price levels considered attractive. Access to such deposits allows the flexibility to not pursue single service deposit relationships in markets that have experienced some unprofitable pricing levels. Brokered deposits account for $279.6 million of deposits as of December 31, 2005. Brokered deposits are utilized to support asset growth and are generally a lower cost source of funds when compared to the interest rates that would need to be offered in the local markets to generate a sufficient level of funds. In addition, the administrative costs associated with brokered deposits are considerably less than the administrative costs that would be incurred to administer a similar level of local deposits. Although local market deposits are expected to increase as new client relationships are established and as existing clients increase the balances in their deposit accounts, the usage of brokered deposits will likely remain. In order to provide for ongoing liquidity and funding, all of the brokered deposits are certificates of deposit that do not allow for withdrawal, at the option of the depositor, before the stated maturity. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure so that at least 90 days of maturities would be funded through other means, including but not limited to advances from the Federal Home Loan Bank, replacement with higher cost local market deposits or cash flow from borrower repayments and security maturities.
          The Banks are required by federal regulators to maintain levels of liquid investments in qualified U.S. Government and agency securities and other investments which are sufficient to ensure the safety and soundness of operations. The regulatory requirements for liquidity are discussed in Item 1 under “Supervision and Regulation.”
          During the year ended December 31, 2005, operating activities resulted in a net cash inflow of $2.6 million. Operating cash flows for the year ended December 31, 2005 included earnings of $4.8 million. Net cash provided from financing activities of $102.3 million, which included an increase in deposits of $92.8 million, was partially offset by net cash outflows of $97.0 million in loan origination and investment activities. During the year ended December 31, 2004, operating activities resulted in a net cash inflow of $4.3 million. Operating cash flows for the fiscal year included earnings of $4.3 million. Net cash provided from financing activities of $36.7 million, which included an increase in deposits of $37.8 million, was offset by net cash outflows of $44.8 million in loan origination and investment activities.
Off-balance Sheet Arrangements
          As of December 31, 2005 the Corporation had outstanding commitments to originate $168.8 million of loans and commitments to extend funds to or on behalf of clients pursuant to standby letters of credit of $19.0 million. Commitments to extend funds typically have a term of less than one year; however the Banks have $48.4 million of commitments which extend beyond one year. See Note 16 to the Consolidated Financial Statements. No losses are expected as a result of these funding commitments. The Banks also utilize interest rate swaps for the purposes of interest rate risk management. Such instruments are discussed in Note 18 to the Consolidated Financial Statements. Management believes adequate capital and liquidity are available from various sources to fund projected commitments.
Contractual Obligations
          The following table summarizes the Corporation’s contractual cash obligations and other commitments at December 31, 2005 and December 31, 2004, respectively.

	Payment Due by Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(Dollars in Thousands)
Operating lease obligations	$5,371	$581	$1,158	$1,158	$2,474
Fed funds purchased and securities repurchase agreements	19,463	19,463	-	-	-
Time deposits	335,294	152,808	130,203	52,283	-
Line of Credit	2,750	2,750	-	-	-
Subordinated debt	5,000	-	-	-	5,000
Junior subordinated debentures	10,310	-	-	-	10,310
FHLB advances	12,545	9	1,020	11,022	494

Total contractual obligations	$390,733	$175,612	$132,381	$64,462	$18,278

	Payment Due by Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(Dollars in Thousands)
Operating lease obligations	$5,768	$569	$1,122	$1,122	$2,955
Securities repurchase agreements	678	678	-	-	-
Time deposits	307,501	201,734	72,921	1,970	30,876
Subordinated debt	5,000	-	-	-	5,000
Junior subordinated debentures	10,310	-	-	-	10,310
FHLB advances	23,803	22,259	19	1,021	504

Total contractual obligations	$353,060	$225,240	$74,062	$4,113	$49,645

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
          Interest rate risk, or market risk, arises from exposure of the Corporation’s financial position to changes in interest rates. It is the Corporation’s strategy to reduce the impact of interest rate risk on net interest margin by maintaining a favorable match between the maturities and repricing dates of interest-earning assets and interest-bearing liabilities. This strategy is monitored by the respective Banks’ Asset/ Liability Management Committees, in accordance with policies approved by the respective Banks’ Boards. These committees meet regularly to review the sensitivity of the Corporation’s assets and liabilities to changes in interest rates, liquidity needs and sources, and pricing and funding strategies.
          The Corporation uses two techniques to measure interest rate risk. The first is simulation of earnings. The balance sheet is modeled as an ongoing entity whereby future growth, pricing, and funding assumptions are implemented. These assumptions are modeled under different rate scenarios that include a simultaneous, instant and sustained change in interest rates.
          The following table illustrates the potential impact of changing rates on the Corporation’s net interest margin for the next twelve months, as of December 31, 2005.

	Change in interest rates in basis points

	-200	-100	0	+100	+200

Impact on net interest income	5.65%	2.85%	-	- 2.76%	- 5.60%
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

          The following table illustrates the Corporation’s static gap position as of December 31, 2005, which is well within policy parameters.

	Estimated maturity or repricing at December 31, 2005

	Within	3 - 12	1 - 5	After
	3 Months	Months	Years	5 Years	Total

	(In Thousands)
Assets:
Investment securities	$7,455	$14,990	$62,310	$12,071	$96,826
Commercial loans	124,840	6,629	28,166	2,379	162,012
Real estate loans	131,235	36,336	148,802	40,515	356,888
Lease receivables	1,464	4,395	11,996	0	17,855
Consumer loans	1,095	234	92	118	1,538

Total Earning Assets	$266,089	$62,583	$251,365	$55,082	$635,119

Liabilities:
Interest-bearing checking	$46,962	$-	$-	$-	$46,962
Money market accounts	138,442	0	0	0	138,442
Time deposits under $100,000	57,550	48,807	179,894	0	286,250
Time deposits $100,000 and over	28,678	17,793	2,574	0	49,045
Securities sold under agreements to repurchase	713	0	0	0	713
Federal Home Loan Bank advances	2	7	12,043	493	12,545
Short term borrowings	21,500	0	0	0	21,500
Long term debt	15,310	0	0	0	15,310
Interest rate swaps	746	(128)	(618)	0	0

Total Interest-bearing Liabilities	$309,902	$66,478	$193,892	$493	$570,767

Interest rate gap	$(43,814)	$(3,895)	$57,473	$54,589	$64,353

Cumulative interest rate gap	$(43,814)	$(47,709)	$9,764	$64,353

Cumulative interest rate gap to total earning assets	-7.68%	-8.36%	1.71%	11.27%

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF FIRST BUSINESS FINANCIAL SERVICES
The following financial statements are included in this report on Form 10-K:

Consolidated Balance Sheets

	December 31,	December 31,
	2005	2004

	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$16,568	$8,644
Interest-bearing deposits	8	27

Cash and cash equivalents	16,576	8,671
Securities available-for-sale, at fair value	95,070	66,445
Loans and leases receivable, net:
Held for sale	-	137
Held for investment	532,716	469,801
Leasehold improvements and equipment, net	1,155	1,247
Foreclosed properties	-	665
Cash surrender value of bank-owned life insurance	12,856	7,441
Goodwill and other intangibles	2,852	2,896
Accrued interest receivable and other assets	8,010	5,648

Total assets	$669,235	$562,951

Liabilities and Stockholders’ Equity
Deposits	$567,464	$474,677
Securities sold under agreement to repurchase	713	678
Federal Home Loan Bank and other borrowings	39,045	29,303
Junior subordinated debentures	10,310	10,310
Other liabilities	9,860	9,842

	627,392	524,810

Commitments and contingencies	-	-
Stockholders’ Equity:
Preferred stock, $10 par value, 10,000 Series A shares and 10,000 Series B shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 8,000,000 shares authorized, 2,456,754 and 2,429,182 shares issued, 2,435,008 and 2,412,409 outstanding in 2005 and 2004, respectively	24	24
Additional paid-in capital	22,712	22,426
Retained earnings	21,085	16,752
Accumulated other comprehensive loss	(1,469)	(677)
Treasury stock (21,746 and 16,773 shares in 2005 and 2004, respectively), at cost	(509)	(384)

Total stockholders’ equity	41,843	38,141

Total liabilities and stockholders’ equity	$669,235	$562,951

See accompanying Notes to Consolidated Unaudited Financial Statements.

Consolidated Statements of Income

	Years Ended December 31,

	2005	2004	2003

	(In Thousands, Except Per
	Share Data)
Interest and dividend income:
Loans and leases	$33,142	$25,861	$25,221
Securities income:
Taxable	3,161	2,124	1,618
Federal funds sold, FHLB dividends and other	206	151	166

Total interest and dividend income	36,509	28,136	27,005
Interest expense:
Deposits	16,642	9,638	9,969
Notes payable and other borrowings	1,145	742	825
Junior subordinated debentures	946	893	883

Total interest expense	18,733	11,273	11,677

Net interest income	17,776	16,863	15,328
Provision for loan and lease losses	400	(540)	200

Net interest income after provision for loan and lease losses	17,376	17,403	15,128

Non-interest income:
Service charges on deposits	845	1,004	1,035
Credit, merchant and debit card fees	157	145	137
Loan fees	626	600	431
Gain on sale of 50% owned joint venture	973	-	-
Increase in cash surrender value of bank-owned life insurance	415	255	163
Trust and investment services fee income	1,045	732	476
Change in fair value of interest rate swaps	1	976	285
Net cash settlement of interest rate swaps	(119)	(829)	(653)
Written option income	-	7	1,361
Other	296	378	331

Total non-interest income	4,239	3,268	3,566

Non-interest expense:
Compensation	8,502	7,935	6,945
Occupancy	943	894	769
Equipment	439	518	455
Data processing	802	672	592
Marketing	797	688	583
Professional fees	1,401	1,021	837
Other	1,519	1,420	1,251

Total non-interest expense	14,403	13,148	11,432
Minority interest in net income of consolidated subsidiary	–	(9)	(741)

Income before income tax expense	7,212	7,514	6,521
Income tax expense	2,455	3,255	873

Net income	$4,757	$4,259	$5,648

Earnings per share:
Basic	$1.96	$1.89	$2.81
Diluted	1.93	1.83	2.02
Dividends declared	0.175	0.21	0.25
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	income (loss)	stock	Total

	(Dollars in thousands, except share data)
Balance at January 1, 2003	$20	$13,864	$7,856	$(885)	$(31)	$20,824
Comprehensive income:
Net income	$-	$-	$5,648	$-	$-	$5,648
Unrealized securities losses arising during the year net of minority interest	-	-	-	(1,178)	-	(1,178)
Unrealized derivatives losses arising during the year	-	-	-	(169)	-	(169)
Reclassification adjustment for realized loss on derivatives	-	-	-	963	-	963
Income tax effect	-	-	-	166	-	166

Comprehensive income						5,430
Cash dividends ($0.25 per share)	-	-	(504)	-	-	(504)
Treasury stock purchased (200 shares)	-	-	-	-	(4)	(4)
Stock options exercised (35,767 shares)	-	244	-	-	-	244

Balance at December 31, 2003	$20	$14,108	$13,000	$(1,103)	$(35)	$25,990

Comprehensive income:
Net income	$-	$-	$4,259	$-	$-	$4,259
Unrealized securities losses arising during the year	-	-	-	(70)	-	(70)
Unrealized derivatives gains arising during the year	-	-	-	4	-	4
Reclassification adjustment for realized loss on derivatives	-	-	-	540	-	540
Income tax effect	-	-	-	(48)	-	(48)

Comprehensive income						4,685
Cash dividends ($0.21 per share)	-	-	(507)	-	-	(507)
Treasury stock purchased (15,173 shares)	-	-	-	-	(349)	(349)
Issuance of shares for BBG option exercise (336,205 shares)	3	7,730	-	-	-	7,733
Stock options exercised (70,344 shares)	1	588	-	-	-	589

Balance at December 31, 2004	$24	$22,426	$16,752	$(677)	$(384)	$38,141

Comprehensive income:
Net income	$-	$-	$4,757	$-	$-	$4,757
Unrealized securities losses arising during the year	-	-	-	(1,571)	-	(1,571)
Unrealized derivatives gains arising during the year	-	-	-	13	-	13
Reclassification adjustment for realized loss on derivatives	-	-	-	235	-	235
Income tax effect	-	-	-	531	-	531

Comprehensive income						3,965
Cash dividends ($0.175 per share)	-	-	(424)	-	-	(424)
Treasury stock purchased (4,973 shares)	-	-	-	-	(125)	(125)
Stock options exercised (27,572 shares)	-	286	-	-	-	286

Balance at December 31, 2005	$24	$22,712	$21,085	$(1,469)	$(509)	$41,843

See accompanying Notes to Consolidated Financial Statements

Consolidated Statement of Cash Flows

	Years Ended December 31,

	2005	2004	2003

	(In Thousands)
Operating Activities
Net income	$4,757	$4,259	$5,648
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(3,824)	2,594	1,291
Benefit of net operating loss carryforwards	-	-	(105)
Reduction of beginning of year valuation allowance	-	-	(1,206)
Provision for loan and lease losses	400	(540)	200
Depreciation, amortization and accretion, net	959	1,181	1,013
Change in fair value of interest rate swaps	1	(976)	(285)
Written option income	-	(7)	(1,361)
Increase in cash surrender value of bank-owned life insurance	(415)	(255)	(163)
Gain on sale of loans originated for sale	(6)	(16)	(18)
Origination of loans originated for sale	(861)	(4,434)	(3,382)
Sale of loans originated for sale	998	4,297	3,400
Gain on sale of 50% owned joint venture	(973)	-	-
Minority interest in net income of consolidated subsidiaries	-	9	741
(Increase) decrease in accrued interest receivable and other assets	(825)	2,739	11
Increase (decrease) in accrued expenses and other liabilities	2,417	(4,597)	1,348

Net cash provided by operating activities	2,628	4,254	7,132

Investing activities
Proceeds from maturities of available-for-sale securities	26,528	15,550	52,591
Proceeds from sale of 50% owned joint venture	2,082	-	-
Purchases of available-for-sale securities	(56,794)	(18,364)	(69,427)
Net increase in loans and leases	(63,308)	(36,184)	(25,075)
Increase in other investments	(206)	(458)	(167)
Purchases of leasehold improvements and equipment, net	(327)	(304)	(76)
Purchase of bank-owned life insurance	(5,000)	(5,000)	-

Net cash used in investing activities	(97,025)	(44,760)	(42,154)

Financing activities
Net increase in deposits	92,788	37,791	22,479
Net increase (decrease) in FHLB line of credit	(11,259)	3,967	5,892
Net increase (decrease) in short-term borrowed funds	21,036	(4,798)	5,445
Minority interest investment in subsidiaries	-	19	91
Exercise of stock options	286	589	245
Cash dividends	(424)	(507)	(504)
Purchase of treasury stock	(125)	(349)	(4)

Net cash provided by financing activities	102,302	36,712	33,644

Net increase (decrease) in cash and cash equivalents	7,905	(3,794)	(1,378)
Cash and cash equivalents at beginning of period	8,671	12,465	13,843

Cash and cash equivalents at end of period	$16,576	$8,671	$12,465

Supplementary cash flow information
Cash paid or credited to accounts:
Interest on deposits and borrowings	$15,907	$11,691	$12,936
Income taxes	5,347	701	60
Non-cash transactions:
Loans transferred to foreclosed properties	-	-	708
Deconsolidation of trust preferred securities	-	10,310	-
Acquisition of minority shares of BBG:
Increase in common stock and paid-in capital	-	7,733	-
Elimination of minority interest	-	(4,392)	-
Settlement of written option liability	-	(654)	-
Increase in goodwill and other intangible assets	-	(2,689)	-
Other	-	2	-
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	– Summary of Significant Accounting Policies and Nature of Operations
          Nature of Operations. The accounting and reporting practices of First Business Financial Services (“FBFS” or the “Corporation”), its wholly-owned subsidiaries, First Business Bank (“FBB”) and First Business Bank – Milwaukee (“FBB – Milwaukee”) have been prepared in accordance with U.S. generally accepted accounting principles. First Business Bank and First Business Bank – Milwaukee are sometimes referred to together as the “Banks”. The Banks operate as commercial banking institutions in the Madison and Milwaukee, Wisconsin markets and provide a full range of financial services to businesses and business owners. The Banks are subject to competition from other financial institutions and service providers and are also subject to state and federal regulations. FBB has the following subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), and First Business Leasing, LLC. FBCC has a wholly-owned subsidiary, FMCC Nevada Corp. (“FMCCNC”). FMIC and FMCCNC are located in and were formed under the laws of the state of Nevada. Significant intercompany accounts and transactions have been eliminated. On January 4, 2005, FBB sold its 50% interest in m2 Lease Funds, LLC (“m2”), in a cash sale to the owner of the other 50% interest. See Note 2 for additional information regarding the sale.
          Basis of Financial Statement Presentation. The consolidated financial statements include the accounts of FBFS, and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
          Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could experience significant changes in the near-term include the allowance for loan and lease losses, the value of foreclosed property, lease residuals, and the value of property under operating leases.
          Cash and Cash Equivalents. The Corporation considers federal funds sold and interest-bearing deposits that have original maturities of three months or less to be cash equivalents.
          Securities Available-for-Sale. The Corporation classifies its investment and mortgage-related securities as available-for-sale, held-to-maturity and trading. Debt securities that the Corporation has the intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt and equity securities bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Debt and equity securities not classified as held-to-maturity or as trading are classified as available-for-sale. Available-for-sale securities are measured at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax. Realized gains and losses, and declines in value judged to be other than temporary, are included in “securities gains, net” in the consolidated statements of income as a component of non-interest income. The cost of securities sold is based on the specific identification method. The Corporation had no held-to-maturity or trading securities at December 31, 2005 and 2004.
          Discounts and premiums on investment and mortgage-backed securities are accreted and amortized into interest income using the effective yield method over the period to maturity or earlier call date.
          When it is determined securities are other than temporarily impaired, an impairment loss is recorded in earnings and a new cost basis is established for the impaired security. At December 31, 2005 and 2004, no securities were deemed to be other than temporarily impaired.
          Federal Home Loan Bank Stock. The Corporation owns shares in the Federal Home Loan Bank (“FHLB”) as required for membership. FHLB stock is carried at cost which approximates its fair value because the shares can be resold to other member banks at their carrying amount of $100 per share par amount. In October 2005, the FHLB announced that it would indefinitely defer members’ rights to tender their excess stock to the FHLB for redemption. The FHLB stock is periodically evaluated for impairment. Should the stock be impaired, it would be written down to its estimated fair value.

          Loans and Leases. Loans and leases that management has the intent and ability to hold for the foreseeable future or maturity are reported at their outstanding principal balance with adjustments for charge-offs, the allowance for loan and lease losses, deferred fees or costs on originated loans and leases, and unamortized premiums or discounts on any purchased loans. Loans originated or purchased and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Unrealized losses are recognized through a valuation allowance by a charge to other non-interest income. Gains and losses on the sale of loans are included in other non-interest income.
          Net Investment in Direct Financing Leases. Direct financing lease agreements are accounted for by combining the minimum lease payments to be received under the lease contract together with the estimated unguaranteed residual value (approximating 3% to 15% of the cost of the related equipment) and recorded as lease receivables when the lease is signed and the leased property delivered to the customer. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis which results in an approximate level rate of return on the unrecovered lease investment. Lease payments are recorded when due under the lease contract. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease and such estimated value considers all relevant information and circumstances regarding the equipment. In estimating the equipment’s fair value at lease termination, the Corporation relies on internally or externally prepared appraisals, published sources of used equipment prices, and historical experience adjusted for known industry and economic trends. The Corporation’s estimates are periodically reviewed to ensure reasonableness, however the amounts the Corporation will ultimately realize could differ from the estimated amounts. When there is other than temporary impairment in the Corporation’s carrying amount of the unguaranteed residual value, the carrying value is reduced and charged to non-interest expense.
          Operating Leases. Machinery and equipment are leased to clients under operating leases and are recorded at cost. Such leases provide that equipment is depreciated over the estimated useful life or term of the lease, if shorter. The carrying value of the leased equipment is periodically evaluated for impairment. Impairment loss, if any, would be charged to expense in the period it becomes evident. Rental income is recorded on the straight-line accrual basis as other non-interest income.
          Interest on Loans. Interest on loans is accrued and credited to income on a daily basis based on the unpaid principal balance and is calculated using the effective interest method. Per policy, a loan is placed in a non-accrual status when it becomes 90 days past due or more or the likelihood of collecting interest is doubtful unless the loan is well collateralized and in the process of collection. A loan may be placed on non-accrual status prior to being 90 days past due if the collectibility of interest is doubtful. A loan is determined to be past due if the borrower fails to meet a contractual payment and will continue to be considered past due until all contractual payments are received. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income and the payments on non-accrual loans are applied to interest on a cash basis. If collectibility of the principal is in doubt, payments received are applied to reduce loan principal. As soon as it is determined that the principal of a non-accrual loan is uncollectible, the portion of the carrying balance that exceeds the value of the underlying collateral is charged off.. Loans are returned to accrual status when they are brought current in terms of both principal and accrued interest due, have performed in accordance with contractual terms for a reasonable period of time, and when the ultimate collectibility of total contractual principal and interest is no longer doubtful.
          Loan and Lease Origination Fees. Loan and lease origination fees as well as certain direct origination costs are deferred and amortized as an adjustment to loan yields over the stated term of the loan or lease. Loans that result from a refinance or restructure, other than a troubled debt restructure, where terms are at least as favorable to the Corporation as the terms for comparable loans to other borrowers with similar collection risks and result in an essentially new loan, are accounted for as a new loan. Any unamortized net fees, costs, or penalties are recognized when the new loan is originated. Unamortized net loan fees or costs for loans that result from a refinance or restructure with only minor modifications to the original loan contract are carried forward as a part of the net investment in the new loan. For troubled debt restructurings, as defined by Statement of Financial Accounting Standards (SFAS) No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, all fees received in connection with a modification of terms are applied as a reduction of the loan; and related costs including direct loan origination costs are charged to expense as incurred.
          Foreclosed Properties and Repossessed Assets. Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets are carried at the lower of cost or fair value with estimated selling expenses deducted. Costs relating to the development and improvement of the property are capitalized while holding period costs are charged to expense. Valuations are periodically performed by management and independent third parties and an allowance for loss is established by a charge to expense if the carrying value of a property exceeds its fair value less estimated costs to sell.
          Allowance for Loan and Lease Losses. The allowance for loan and lease losses is maintained at a level that management deems adequate to absorb probable and estimable losses inherent in the loan and lease portfolios. Such inherent losses stem from the size and current risk characteristics of the loan and lease portfolio, an assessment of individual impaired and other problem loans and leases, actual loss experience, estimated fair value of underlying collateral, adverse situations that may affect the borrower’s ability to repay, and current geographic or industry-specific current economic events. Some impaired and other loans have risk characteristics that are unique to an individual borrower and the inherent loss must be estimated on a loan-by-loan basis. Other impaired and problem loans and leases may have risk characteristics similar to other loans and leases and bear similar inherent risk of loss. Such loans and leases are aggregated with historical statistics applied to determine inherent risk of loss.
          The determination of the estimate of loss is reliant upon historical experience, information about the ability of the individual debtor to pay, and appraisal of loan collateral in light of current economic conditions. An estimate of loss is an approximation of what portion of all amounts receivable, according to the contractual terms of that receivable, is deemed uncollectible. Determination of the allowance is inherently subjective because it requires estimation of amounts and timing of expected future cash flows on impaired loans, estimation of losses on types of loans based on historical losses, and consideration of current economic trends, both local and national. Based on management’s periodic review using all previously mentioned pertinent factors, a provision for loan and lease losses is charged to expense. Loan and lease losses are charged against the allowance and recoveries are credited to the allowance.
          The allowance for loan and lease losses contains specific allowances established for expected losses on impaired loans and leases. Impaired loans and leases are defined as loans and leases for which, based on current information and events, it is probable that the Corporation will be unable to collect scheduled principal and interest payments according to the contractual terms of the loan or lease agreement. Loans and leases subject to impairment are defined as non-accrual and restructured loans and leases exclusive of smaller homogeneous loans such as home equity, installment and 1-4 family residential loans.
          The fair value of impaired loans and leases is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate (the contractual interest rate adjusted for any net deferred loan fees or costs, premium, or discount existing at the origination or acquisition of the loan), the market price of the loan, or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent. A loan or lease is collateral dependent if repayment is expected to be provided solely by the underlying collateral. Estimated costs to sell are discounted if those costs are expected to reduce the cash flows available to repay the loan or lease. A loan’s effective interest rate may change over the life of the loan based on subsequent changes in rates or indices or may be fixed at the rate in effect at the date the loan was determined to be impaired.
          Subsequent to the initial impairment, any significant change in the amount or timing of an impaired loan or lease’s future cash flows will result in a reassessment of the valuation allowance to determine if an adjustment is necessary. Measurements based on observable market value or fair value of the collateral may change over time and require a reassessment of the valuation allowance if there is a significant change in either measurement base. Any increase in the present value of expected future cash flows attributable to the passage of time is recorded as interest income accrued on the net carrying amount of the loan or lease at the effective interest rate used to discount the impaired loan or lease’s estimated future cash flows. Any change in present value attributable to changes in the amount or timing of expected future cash flows is recorded as loan loss expense in the same manner in which impairment was initially recognized or as a reduction of loan loss expense that otherwise would be reported. Where the level of loan or lease impairment is measured using observable market price or fair value of collateral, any change in the observable market price of an impaired loan or lease or fair value of the collateral of an impaired collateral-dependent loan or lease is recorded as loan loss expense in the same manner in which impairment was initially recognized. Any increase in the observable market value of the impaired loan or lease or fair value of the collateral in an impaired collateral-dependent loan or lease is recorded as a reduction in the amount of loan loss expense that otherwise would be reported.
          No income has been recognized for impaired loans or leases, where the measurement of impairment is based on the present value of future cash flows discounted at the loan’s effective interest rate, since such loans or leases have not experienced any increases in present values.
          Derivative Instruments. The Corporation uses derivative instruments to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. Derivative instruments represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash to the other party based on a notional amount and an underlying as specified in the contract. A notional amount represents the number of units of a specific item, such as currency units. An underlying represents a variable, such as an interest rate. The amount of cash delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying.
          Market risk is the risk of loss arising from an adverse change in interest rates, exchange rates or equity prices. The Corporation’s primary market risk is interest rate risk. Management uses derivative instruments to protect against the risk of interest rate movements on the value of certain assets and liabilities and on future cash flows. These instruments include interest rate swaps, interest rate options and interest rate caps and floors with indices that relate to the pricing of specific assets and liabilities. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated rate environments.
          Credit risk occurs when a counter party to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the counterparties to highly rated dealers, applying uniform credit standards to all activities with credit risk and monitoring the size and the maturity structure of the derivative portfolio.
          SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires all derivative instruments to be carried at fair value on the balance sheet. The accounting for the gain or loss due to changes in the fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge the accounting varies based on the type of risk being hedged.
          For fair value hedges, gains or losses on derivative hedging instruments are recorded in earnings. In addition, gains or losses on the hedged item are recognized in earnings in the same period and the same income statement line as the change in fair value of the derivative. Consequently, if gains or losses on the derivative hedging instrument and the related hedged item do not completely offset, the difference (i.e. the ineffective portion of the hedge) is recognized currently in earnings.
          For cash flow hedges, the reporting of gains or losses on derivative hedging instruments depends on whether the gains or losses are effective at offsetting the cash flows of the hedged item. The effective portion of the gain or loss is accumulated in other comprehensive income and recognized in earnings during the period that the hedged forecasted transaction affects earnings.
          Goodwill and Other Intangible Assets. The excess of the cost of the acquisition of BBG over the fair value of the net assets acquired consists primarily of goodwill and core deposit intangibles. Core deposit intangibles have estimated finite lives and are amortized on an accelerated basis to expense over a period of 15 years. The Corporation reviews long-lived assets and certain identifiable intangibles for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.
          Goodwill is not amortized but is subject to impairment tests on at least an annual basis. Any impairment of goodwill will be recognized as an expense in the period of impairment. The Corporation completes its annual goodwill impairment test as of June 1 each year and no impairment has been recognized. Note 5 includes a summary of the Corporation’s goodwill and core deposit intangible.
          Leasehold Improvements and Equipment. The cost of capitalized leasehold improvements is amortized on the straight-line method over the lesser of the term of the respective lease or estimated economic life. Equipment is stated at cost less accumulated depreciation and amortization which is calculated by the straight-line method over the estimated useful lives of three to ten years. Maintenance and repair costs are charged to expense as incurred. Improvements which extend the useful life are capitalized and depreciated over the remaining useful life of the assets.
          Other Investments. The Corporation owns certain equity investments in other corporate organizations which are not consolidated because the Corporation does not own more than a 50% interest or exercise control over the organization. Investments in corporations representing at least a 20% interest are generally accounted for using the equity method and investments in corporations representing less than 20% interest are generally accounted for at cost. Investments in limited partnerships representing from at least a 3% up to a 50% interest in the investee are generally accounted for using the equity method and investments in limited partnerships representing less than 3% are generally accounted for at cost. All of these investments are periodically evaluated for impairment. Should an investment be impaired, it would be written down to its estimated fair value. The equity investments are reported in other assets and the income and expense from such investments, if any, is reported in non-interest income and non-interest expense.
          Bank-Owned Life Insurance. Bank-owned life insurance (“BOLI”) is reported at the amount that would be realized if the life insurance policies were surrendered on the balance sheet date. BOLI policies owned by the Banks are purchased with the objective to fund certain future employee benefit costs with the death benefit proceeds. The cash surrender value of such policies is recorded in “Cash surrender value of life insurance” on the Consolidated Balance Sheets and changes in the value are recorded in non-interest income. The total death benefit of all of the BOLI policies is $40,536,000. There are no restrictions on the use of BOLI proceeds and as of December 31, 2005, there were no loans against the cash surrender value of the BOLI policies.
          Advertising Costs. All advertising costs incurred by the Corporation are expensed in the period in which they are incurred.
          Income Taxes. Deferred income tax assets and liabilities are computed annually for temporary differences in timing between the financial statement and tax basis of assets and liabilities that result in taxable or deductible amounts in the future based on enacted tax law and rates applicable to periods in which the differences are expected to affect taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, appropriate tax planning strategies, projected future taxable income, and projections for future taxable income over the period which the deferred tax assets are deductible. When necessary, valuation allowances are established to reduce deferred tax assets to the realizable amount. Management believes it is more likely than not that the Corporation will realize the benefits of these deductible differences, net of the existing valuation allowances.
          Income tax expense represents the tax payable or tax refundable for a period, adjusted by the applicable change in deferred tax assets and liabilities for that period. The Corporation and its subsidiaries file a consolidated Federal income tax return and separate state income tax returns. FBFS accrues through current income tax provision amounts it deems probable of assessment related to federal and state income tax expenses. Such accruals would be reduced when such taxes are paid or reduced by way of a credit to the current income tax provision when it is no longer probable that such taxes will be paid. Tax sharing agreements allocate taxes to each entity for the settlement of intercompany taxes.
          Earnings Per Share. Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Common stock equivalents are all potential common shares which could be issued if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed by dividing adjusted net income by the weighted average number of common shares outstanding plus all common stock equivalents. These common stock equivalents are computed based on the treasury stock method using the average market price for the period. Some stock options are anti-dilutive and are therefore not included in the calculation of diluted earnings per share.
          Segments and Related Information. The Corporation is required to report each operating segment based on materiality thresholds of ten percent or more of certain amounts, such as revenue. Additionally, the Corporation is required to report separate operating segments until the revenue attributable to such segments is at least 75 percent of total consolidated revenue. The Corporation provides a broad range of financial services to individuals and companies in south central and southeastern Wisconsin. These services include demand, time, and savings products, the sale of certain non-deposit financial products, and commercial and retail lending, leasing and trust services. While the Corporation’s chief decision-maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a corporate-wide basis. Since the Corporation’s business units have similar basic characteristics in the nature of the products, production processes, and type or class of customer for products or services, and do not meet materiality thresholds based on the requirements of reportable segments, these business units are considered one operating segment.
          Defined Contribution Plan. The Corporation has a contributory 401(k) defined contribution plan covering substantially all employees. A matching contribution of up to 3% of salary is provided. The Corporation may also make discretionary contributions up to an additional 6% of salary.
          Proforma Employee Stock Option Information. The following table illustrates what the Corporation’s net income and earnings per share would have been had compensation cost for the Corporation’s employee stock option plans been determined based on the fair value at the date of grant for awards under the stock option plans. As allowed under SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123, the Corporation accounts for stock-based compensation cost under the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion 25), and related Interpretations, under which no compensation cost has been recognized for any periods presented, except with respect to restricted stock awards. Compensation expense for employee stock options is not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant as such options would have no intrinsic value at the date of grant.

	Year Ended December 31,

	2005	2004	2003

	(Dollars in Thousands, Except Per Share Data)
Net Income
As reported	$4,757	$4,259	$5,648
Compensation expense under the fair value method, net of tax benefit	201	130	67
Pro forma	4,556	4,129	5,581
Earnings Per Share – Basic
As reported	1.96	1.89	2.81
Compensation expense under the fair value method, net of tax benefit	0.08	0.05	0.04
Pro forma	1.88	1.84	2.77
Earnings Per Share – Diluted
As reported	1.93	1.83	2.02
Compensation expense under the fair value method, net of tax benefit	0.06	0.02	0.02
Pro forma	1.87	1.81	2.00
          The fair value of each option granted is estimated using the minimum value method on the grant date using the Black-Scholes option-pricing model which considers the risk free rate of return based upon 10 year treasury obligations, a 10 year expected life and dividends, if any are declared, but does not consider expected volatility. Option holders have 10 years in which to exercise their options and must exercise vested options upon employment termination. Compensation amounts are amortized over the vesting period of the options in accordance with the vesting terms of the stock options agreements. The per share weighted average fair value of stock options granted during 2005, 2004 and 2003 was $8.18, $7.56 and $7.24, respectively.
For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of stock options granted in 2005, 2004, and 2003 was estimated at the date of grant using a Black-Scholes option pricing model, which was originally developed for use in estimating the fair value of traded options that have different characteristics from the Corporation’s employee stock options. The model is also sensitive to changes in the subjective assumptions that can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock
The table below discusses the weighted average fair values for options granted during the years ended December 31, 2005, 2004, and 2003.

	Year Ended December 31,

	2005	2004	2003

Expected dividend yield	0.92%	0.00%	0.00%
Risk free interest rate	4.13-4.21%	4.07%/4.19%	4.41%/3.98%
Expected lives	10 years	10 years	10 years
Reclassifications. Certain accounts have been reclassified to conform to 2005 presentations.
Recent Accounting Changes.
Other-Than-Temporary Impairment and Its Application to Certain Investments. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supercede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. The provisions of FSP FAS 115-1 were effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Adoption of this FSP had no effect on the Corporation’s shareholders’ equity or results of operations.
Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In December 2003, the AICPA’s Accounting Standards Executive Committee issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The provisions of this SOP are effective for loans acquired in fiscal years beginning after December 15, 2004. The Corporation adopted the SOP on January 1, 2005. Adoption of the SOP had no effect on the Corporation’s results of operations or financial position.
Accounting for Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections which replaces the Accounting Principles Board (“APB”) opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to impact the Corporation’s consolidated financial statements.
          Stock Options. On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), which is a revision of SFAS No. 123, Accounting for Stock-based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R), which is effective for FBFS beginning January 1, 2006, requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value at the grant date. The cost is then recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). This statement eliminates the alternative to APB Opinion No. 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.
          Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have future impact on the results of operations, although it will have no impact on the overall financial position at December 31, 2005. Adoption of SFAS No. 123(R) will result in additional before tax compensation expense of approximately $310,000 for options outstanding at December 31, 2005 which are expected to vest in 2006.
          Note 2 – Sale of 50% Owned Joint Venture. On January 4, 2005, FBB sold its 50% interest in m2 Lease Funds, LLC (“m2”), in a cash sale to the owner of the other 50% interest. In this individually negotiated transaction, cash proceeds from the sale were $2.1 million and resulted in an approximate before tax gain of $973,000. On January 18, 2005, all secured loans from FBB to m2 were paid in full. FBB no longer holds any equity interest in m2 and has no continuing involvement with m2.
          Note 3 – Acquisition of Minority Shares.  On June 1, 2004, minority shareholders of BBG exercised their option to exchange their shares of common stock of BBG representing 49% of the outstanding shares of BBG common stock for 1.63 shares of common stock of the Corporation per BBG share. The transaction resulted in the Corporation issuing 336,205 shares of its common stock. Subsequent to this transaction, BBG was dissolved and as a result, the Corporation owns 100% of First Business Bank – Milwaukee. The approximate fair value of the Corporation’s shares issued was $7,733,000. The fair value of the FBFS shares was based on known recent trades.
          The transaction was accounted for as a purchase. The purchase price was allocated to tangible and intangible assets of BBG based upon the fair value of those assets to the extent of the 49% of BBG’s common stock acquired and historical cost to the extent of the 51% of BBG’s common stock already owned by FBFS. All earnings of First Business Bank – Milwaukee are included in consolidated earnings from June 1, 2004.
          As a result of the transaction, the remaining liability for the BBG conversion option (see Note 20) of $654,000 was settled, a core deposit intangible of $145,000 was recorded, loans and investments, other assets and liabilities were recorded at their pro rata fair values and the residual of $2,689,000 was allocated to goodwill.
          Had BBG been consolidated for all years presented in the consolidated statements of income, consolidated net earnings would have been approximately $3,884,000 in 2004 and $6,216,000 in 2003. Diluted earnings per share would have been $1.68 in 2004 and $2.92 in 2003.
          Note 4 – Goodwill and Intangible Assets.  Goodwill is not amortized. Goodwill as well as other intangible assets are subject to impairment tests on at least an annual basis. No impairment loss was necessary in 2005 or 2004. At December 31, 2005, goodwill was $2,689,000. The change in the carrying amount of goodwill was as follows:

	Year Ended December 31,

	2005	2004	2003

	(In Thousands)
Balance at beginning of year	$2,689	$-	$-
Goodwill acquired	-	2,689	-

Balance at end of period	$2,689	$2,689	$-

The Corporation has other intangible assets that are amortized consisting of core deposit intangibles and other intangibles, consisting of a purchased customer list from purchased brokerage/investment business.
Changes in the gross carrying amount, accumulated amortization and net book value of core deposits and other intangibles were as follows:

	Year Ended December 31,

	2005	2004	2003

	(In Thousands)
Core deposit intangibles:
Gross carrying amount	$145	$145	$-
Accumulated amortization	(54)	(22)	-

Net book value	$91	$123	$-

Additions during the year	$-	$145	$-
Amortization during the period	(32)	(22)	-
Other intangibles:
Gross carrying amount	$120	$120	$120
Accumulated amortization	(48)	(36)	(24)

Net book value	$72	$84	$96

Additions during the year	$-	$-	$-
Amortization during the period	(12)	(12)	(12)
Estimated amortization expense of core deposit and other intangibles for fiscal years 2006 through 2010 are as follows: $36,000, $30,000, $25,000, $22,000 and $19,000.
Note 5 – Cash and Due From Banks. Reserves in the form of deposits with the Federal Reserve Bank and vault cash totaling approximately $597,000 and $527,000 were maintained to satisfy federal regulatory requirements as of December 31, 2005 and 2004, respectively. These amounts are included in cash and due from banks in the Consolidated Balance Sheets.

Note 6 – Securities
The amortized cost and estimated fair values of securities available-for-sale are as follows (in thousands):

	As of December 31, 2005

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	Cost	gains	losses	fair value
Securities available-for-sale
	(In Thousands)
FHLB stock	$2,898	$-	$-	$2,898
U.S. Government corporations and agencies	3,264	-	(80)	3,184
Municipals	275	-	(3)	272
Collateralized mortgage obligations	90,601	2	(2,004)	88,599
Other	117	-	-	117

	$97,155	$2	$(2,087)	$95,070

	As of December 31, 2004

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	Cost	gains	losses	fair value
Securities available-for-sale
	(In Thousands)
FHLB stock	$2,761	$-	$-	$2,761
U.S. Treasury securities and obligations of the U.S. Government corporations and Agencies	3,275	-	(22)	3,253
Collateralized mortgage obligations	60,873	41	(533)	60,381
Other	50	-	-	50

	$66,959	$41	$(555)	$66,445

          The Corporation has not sold any available-for-sale securities for any of the periods shown.
          Securities with carrying values aggregating approximately $29,700,000 and $39,895,000 were pledged to secure public deposits, securities sold under agreement to repurchase, negative market values in excess of thresholds established with counterparties and borrowings at December 31, 2005 and 2004, respectively.
          Unrealized holding gains and losses, net of tax effect, included in accumulated other comprehensive income at December 31, 2005 and 2004 were ($1,365,000) and ($338,000), respectively.
          The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2005 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	fair value

	(In Thousands)
Due in one year or less	$4,015	$3,996
Due in one year through five years	2,803	2,742
Due in five through ten years	21,325	20,769
Due in over ten years	69,012	67,563

	$97,155	$95,070

          The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at December 31, 2005. Such securities have declined in value due to current interest rate environments and not credit quality and do not presently represent realized losses. The Corporation has the ability and intent to and anticipates that these securities, which have been in a continuous loss position but are not other-than-temporarily impaired, will be kept in the Corporation’s portfolio until maturity or until the unrealized loss is recovered. If held until maturity, it is anticipated that the investments will regain their value. If the Corporation determines that any of the above investments are deemed to be other-than-temporarily impaired, the impairment loss will be recognized in the consolidated statement of income.

	As of December 31, 2005

	Less than 12 Months		12 months or longer		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

	(In Thousands)
U.S. Government corporations and agencies	$1,452	$43	$1,732	$37	$3,184	$80
Municipals	272	3	-	-	272	3
Collateralized mortgage obligations	34,073	606	53,269	1,398	87,342	2,004

	$35,797	$652	$55,001	$1,435	$90,798	$2,087

Note 7 –	Loan and Lease Receivables and Allowance for Loan and Lease Losses
Loan and lease receivables consist of the following (in thousands):

	As of December 31,

	2005	2004

	(In thousands)
First mortgage loans:
Commercial real estate	$249,133	$215,605
Construction	50,619	41,910
Multi-family	22,115	17,786
1-4 family	26,513	22,814

	348,380	298,115

Commercial business loans	151,688	136,482
Direct financing leases, net	17,852	25,583
Second mortgage loans	8,231	5,563
Credit card and other	13,579	10,743

	539,730	476,486
Less:
Allowance for loan and lease losses	6,773	6,375
Deferred loan fees	241	310

	$532,716	$469,801

Certain of the Corporation’s executive officers, directors, and their related interests are loan clients of the Banks. As of December 31, 2005 and 2004, loans aggregating approximately $17,069,000 and $14,019,000, respectively, were outstanding to such parties. New loans granted during 2005 and 2004 were approximately $7,794,000 and $6,582,000 and loan repayments were approximately $4,744 000 and $6,999,000, respectively. These loans were made in the ordinary course of business and on substantially the same terms as those prevailing for comparable transactions with other clients. None of these loans were considered impaired.

          A summary of the activity in the allowance for loan and lease losses follows:

	Year Ended December 31,

	2005	2004	2003

	(In Thousands)
Allowance at beginning of period	$6,375	$6,811	$5,875
Charge-offs:
Mortgage		-	-
Commercial	-	(25)	(37)
Lease	-	-	-
Consumer	(10)	(6)	-

Total charge-offs	(10)	(31)	(37)
Recoveries:
Mortgage	4	9	-
Commercial	4	4	773
Lease	-	122	-
Consumer	- -	- -	- -

Total recoveries	8	135	773
Net recoveries (charge-offs)	(2)	104	736
Provision	400	(540)	200

Allowance at end of period	$6,773	$6,375	$6,811

Allowance to gross loans and leases	1.25%	1.34%	1.55%
The Corporation’s non-accrual loans and leases consist of the following at December 31, 2005, 2004 and 2003, respectively.

	Year Ended December 31,

	2005	2004	2003

	(Dollars in Thousands)
Non-accrual loans	$1,454	$696	$891
Non-accrual leases	90	1,566	717

Total non-accrual loans and leases	1,544	2,262	1,608
Foreclosed properties and repossessed assets, net	-	665	708

Total non-performing assets	$1,544	$2,927	$2,316

Performing troubled debt restructurings	$-	$-	$-

Total non-accrual loans and leases to total loans and leases	0.29%	0.47%	0.37%
Total non-performing assets to total assets	0.23	0.52	0.45
Allowance for loan and lease losses to total loans and leases	1.25	1.34	1.55
Allowance for loan and lease losses to non-accrual loans and leases	438.64	281.83	423.57

The following represents information regarding the Corporation’s impaired loans:

	As of December 31,

	2005	2004	2003

	(In Thousands)
Impaired loans and leases with impairment reserves required	$1,544	$2,262	$2,100
Less:
Impairment reserve (included in allowance for loan and lease losses)	399	470	935

Net impaired loans and leases	$1,145	$1,792	$1,165

Average impaired loans and leases	$2,192	$2,112	$2,408
Interest income attributable to impaired loans and leases	112	177	367
Interest income recognized on impaired loans and leases	65	85	45
The Corporation’s net investment in direct financing leases consists of the following:

	December 31,

	2005	2004

	(Dollars in Thousands)
Minimum lease payments receivable	$15,063	$21,437
Estimated unguaranteed residual values of leased property	4,993	7,713
Initial direct costs	363	409
Less unearned lease and residual income	(2,568)	(3,976)

Investment in commercial direct financing leases	$17,852	$25,583

There were no impairments of residual value of leased property during 2005 and 2004.
The Corporation leases equipment under direct financing leases expiring in various future years. Some of these leases provide for additional rents, based on use in excess of a stipulated minimum number of hours, and generally allow the lessees to purchase the equipment for fair value at the end of the lease term. Future aggregate maturities of minimum lease payments to be received are as follows:

2006	$5,425
2007	3,437
2008	2,462
2009	1,834
2010	1,228
Thereafter	677

$15,063

Note 8 – Leasehold Improvements and Equipment
          A summary of leasehold improvements and equipment at December 31, 2005 and 2004 is as follows:

	At December 31,

	2005	2004

	(In Thousands)
Leasehold improvements	$762	$754
Furniture and equipment	2,035	2,088
Purchases in progress	60	-

	2,857	2,842
Less: accumulated depreciation	(1,702)	(1,595)

	$1,155	$1,247

Note 9 – Other Assets
          Included in other assets is the Corporation’s 50% equity interest of $1,319,442 at December 31, 2004, in a commercial finance leasing joint venture, m2 Lease Funds, LLC, (“m2”) which specializes in the leasing of general equipment to small and middle market companies. m2 had total assets of $27,888,000 and total liabilities of $25,249,000 at December 31, 2004. Net income of m2 for the years ended December 31, 2004 and 2003 was $484,000 and $364,000, respectively. m2 originates certain commercial leases and sells them to FBB as well as to non-affiliated banks. Origination fees paid to m2 by FBB approximated $320,000 and $292,000 in fiscal 2004 and 2003, respectively. m2 had loans from FBB of $13.4 million at December 31, 2004. At December 31, 2004, FBB had sold, without recourse, $8.4 million of those loans to non-affiliated banks reducing its outstanding loans from FBB to $5.0 million. Such loans are included in the total liabilities of m2. All loans from FBB to m2 were paid in full on January 18, 2005. See Note 2.
          Also reported in other assets is an equity investment of $57,000 and $37,000 in CapVest Fund, LP as of December 31, 2005 and 2004, respectively. As of December 31, 2005 the Corporation has an additional commitment to provide funds of $43,000. The Corporation has two tax-preferred limited partnership equity investments, Porchlight Inc., a community housing limited partnership and Chapel Valley Senior Housing, LP, in the amounts of $100,000 and $59,000, respectively, as of December 31, 2005. As of December 31, 2004, investments in these two entities were $212,000 and $89,000, respectively. The Corporation is not the general partner, does not have controlling ownership, and is not the primary variable interest holder in any of these limited partnerships.
          In addition to these other investments, accrued interest receivable and other assets includes accrued interest receivable of $2,697,000, net deferred tax assets of $2,045,000 and other assets of $3,052,000 as of December 31, 2005. As of December 31, 2004, these amounts were accrued interest receivable of $1,745,000, net deferred tax assets of $0 and other assets of $2,329,000.
Note 10 – Deposits
          Deposits are summarized as follows (dollars in thousands):

	December 31,

	2005		2004

		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate

	(Dollars in Thousands)
Transaction accounts:
Demand deposits	$46,766	0.00%	$40,835	0.00%
Negotiable order of withdrawal (“NOW”) accounts	46,962	2.85	38,017	1.16

	93,728		78,852
Money market accounts	138,442	3.10	88,324	2.27
Certificates of deposit	335,294	3.95	307,501	2.78

	$567,464		$474,677

          A summary of annual maturities of certificates of deposit outstanding at December 31, 2004 follows (in thousands):
Matures During the Year Ended December 31

2006	$152,809
2007	64,866
2008	65,337
2009	11,187
2010	41,095

$335,294

          Deposits include approximately $50,929,000 and $36,981,000 of certificates of deposit, including brokered deposits, which are denominated in amounts of $100,000 or more at December 31, 2005 and 2004, respectively. Included in certificates of deposit were brokered deposits of $279.6 million and $257.5 million at December 31, 2005 and 2004, respectively.
Note 11 – Borrowed Funds
          The composition of borrowed funds at December 31, 2005 and 2004 is as follows:

	December 31,

	2005			2004

		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate

	(Dollars in Thousands)
Fed funds purchased and securities sold under agreement to repurchase	$19,463	$9,021	3.45%	$678	$2,231	2.20%
FHLB advances	12,545	11,427	3.67	23,803	22,807	1.91
Junior subordinated debentures	10,310	10,310	9.18	10,310	10,310	8.67
Line of credit	2,750	2,338	5.39	500	665	3.76
Subordinated note payable	5,000	5,000	5.75	5,000	5,000	4.62

	$50,068	$38,096	5.49%	$40,291	$41,013	3.99%

Short-term borrowings	$22,222			$23,434
Long-term borrowings (due beyond one year)	27,846			16,857

	$50,068			$40,291

          The maximum outstanding of fed funds purchased and securities repurchase agreements was $25,127,000 and $7,271,000 for the years ended December 31, 2005 and 2004, respectively.
          The Corporation has a $34,677,000 FHLB line of credit available for advances which is collateralized by mortgage-related securities, unencumbered first mortgage loans and secured small business loans as noted below. At December 31, 2005 and 2004, open line advances totaled $0 and $10,750,000, respectively. Open line advances have an interest rate based on the overnight investment rate at the FHLB plus 45 basis points. The rate at December 31, 2005 and 2004 was 4.41% and 2.47%, respectively. Long-term FHLB advances bear fixed interest rates which range from 4.50% to 6.06% and 1.24% to 7.37% at December 31, 2005 and 2004, respectively, and are subject to a prepayment fee if they are repaid prior to maturity. None of the Corporation’s FHLB advances are callable.
          The Corporation is required to maintain, as collateral, mortgage-related securities and unencumbered first mortgage loans and secured small business loans in its portfolio aggregating at least the amount of outstanding advances from the FHLB. Loans totaling approximately $18,069,000 and $27,114,000 and mortgage-related securities totaling approximately $27,627,000 and $37,626,000 were pledged as collateral for FHLB advances at December 31, 2005 and 2004, respectively.

          Scheduled repayments of long-term FHLB advances December 31, 2005 are as follows (in thousands):
Matures during Year Ended December 31,

2006	$9
2007	10
2008	1,010
2009	11
2010	11,011
Thereafter	494

$12,545

          As of December 31, 2005, the Corporation has an unsecured bank line of credit of $5.0 million with an interest rate based on one-month LIBOR (London Inter Bank Offer Rate) plus 1.75% subject to a floor of 3.75% per year. The Corporation is in compliance with all covenants as of December 31, 2005. The line of credit matures on April 30, 2006 and had a rate of 6.06% and 4.06% at December 31, 2005 and 2004, respectively. The balance outstanding was $2,750,000 and $500,000 at December 31, 2005 and 2004, respectively.
          The Corporation also has a $5.0 million subordinated note payable to a bank with an interest rate based on one-month LIBOR plus 2.35%, subject to a floor of 4.25%. The note matures on December 31, 2011 and had a 6.66% interest rate at December 31, 2005.
          In December 2001, FBFS Statutory Trust I (the “Trust”), a Connecticut business trust wholly owned by the Corporation, completed the sale of $10.0 million of three-month LIBOR plus 3.60% preferred securities (the “Preferred Securities”), with a maximum rate of 12.5%. The rate at December 31, 2005 was 8.10%. The Trust also issued common securities of $300,000. The Trust used the proceeds from the offering to purchase $10.3 million of 3 month LIBOR plus 3.60% Junior Subordinated Debentures (the “Debentures”) of the Corporation. The income effects of the Debentures are the sole assets of the Trust and are consolidated in the financial statements of the Corporation, the Preferred Securities are classified in the liability section of the consolidated balance sheets and the dividends paid on the Preferred Securities are classified as interest expense in the consolidated statements of income. The Corporation fully and unconditionally guarantees the obligations of the trusts on a subordinated basis. The Corporation capitalized the debt issuance costs in 2001 of approximately $312,000, which are included in other assets, and are amortizing over the life of the Debentures.
          The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures on December 18, 2031. The Corporation has the right to redeem the Debentures at any interest payment date within 120 days following the occurrence of a special event at the special redemption price. Special events are limited to 1) a change in capital treatment resulting in the inability of the Corporation to include the Debentures in Tier 1 capital, 2) a change in laws or regulations that could require the Trust to register as an investment company under The Investment Company Act of 1940, as amended and 3) a change in laws or regulations that would a) require the Trust to pay income tax with respect to income received on the Debentures or b) prohibit the Corporation from deducting the interest payable by the Corporation on the Debentures or c) result in greater than a de minimis amount of taxes for the Trust.
          The special redemption price is 107.5% of the principal amount of the Debenture if the redemption date is before December 18, 2006 or 100% of the principal if the redemption occurs on December 18, 2006 or later.
          The Corporation has the right to redeem the Debentures quarterly on or after December 18, 2006.
          The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. The Corporation used the proceeds from the sale of the Debentures for general corporate purposes.

Note 12 – Stockholders’ Equity
          The Corporation and Banks are subject to various regulatory capital requirements administered by the Federal and State of Wisconsin banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions on the part of regulators, that if undertaken, could have a direct material effect on the Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation and the Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
          Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to and risk-weighed assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2005, that the Corporation and the Banks meet all applicable capital adequacy requirements.
          As of December 31, 2005 and 2004, the most recent notification from the Federal Deposit Insurance Corporation and the state of Wisconsin Department of Financial Institutions (DFI) categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. The qualification results in lower assessment of FDIC premiums, among other benefits.
          In addition, the Banks met the minimum net worth requirement of 6.0% as required by the State of Wisconsin at December 31, 2005 and 2004.
          The following table summarizes the Corporation and Banks’ capital ratios and the ratios required by its federal regulators at December 31, 2005 and 2004, respectively:

			Minimum		Minimum
			Required for		Required to be
			Capital		Well Capitalized
			Adequacy		Under FDIC
	Actual		Purposes		Requirements

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
As of December 31, 2005:
Total capital
(to risk-weighted assets)
Consolidated	$62,234	10.43%	$47,748	8.00%	N/A	N/A
First Business Bank	55,240	10.88	40,610	8.00	$50,763	10.00%
First Business Bank – Milwaukee	9,009	10.32	6,981	8.00	8,727	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$50,461	8.45%	$23,874	4.00%	N/A	N/A
First Business Bank	49,713	9.79	20,305	4.00	$30,458	6.00%
First Business Bank – Milwaukee	7,917	9.07	3,491	4.00	5,236	6.00
Tier 1 capital
(to average assets)
Consolidated	$50,461	7.92%	$25,486	4.00%	N/A	N/A
First Business Bank	49,713	9.14	21,746	4.00	$27,182	5.00%
First Business Bank – Milwaukee	7,917	8.21	3,858	4.00	4,823	5.00
As of December 31, 2004:
Total capital
(to risk-weighted assets)
Consolidated	$57,296	11.03%	$41,550	8.00%	N/A	N/A
First Business Bank	48,611	10.75	36,164	8.00	$45,205	10.00%
First Business Bank – Milwaukee	8,185	12.45	5,259	8.00	6,574	10.00
Tier 1 capital
(to risk-weighted assets)
Consolidated	$45,921	8.84%	$20,775	4.00%	N/A	N/A
First Business Bank	43,323	9.58	18,082	4.00	$27,123	6.00%
First Business Bank – Milwaukee	7,360	11.20	2,629	4.00	3,944	6.00

			Minimum		Minimum
			Required for		Required to be
			Capital		Well Capitalized
			Adequacy		Under FDIC
	Actual		Purposes		Requirements

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
Tier 1 capital
(to average assets)
Consolidated	$45,921	8.21%	$22,365	4.00%	N/A	N/A
First Business Bank	43,323	8.92	19,430	4.00	$24,287	5.00%
First Business Bank – Milwaukee	7,360	10.09	2,918	4.00	3,648	5.00
          The following table reconciles stockholders’ equity to federal regulatory capital at December 31, 2005 and 2004, respectively (in thousands):

	December 31,

	2005	2004

Stockholders’ equity of the Corporation	$41,843	$38,141
Unrealized and accumulated gains and losses on specific items, minority interest in qualifying trust preferred securities and other disallowed goodwill and intangible assets	8,618	7,780

Tier 1 Capital	50,461	45,921
Plus: Allowable general valuation allowances and subordinated debt	11,773	11,375

Risk-based capital	$62,234	$57,296

          The Banks may not declare or pay cash dividends if such declaration and payment would violate Federal and/or state regulatory requirements. Unlike the Banks, the Corporation is not subject to these regulatory restrictions on the payment of dividends to its stockholders, the source of which, however, may depend upon dividends from the Banks. At December 31, 2005, subsidiary net assets of approximately $24,271,000 could be transferred to the Corporation in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary.

Note 13 –	Employee Benefit Plans
          The Corporation maintains a contributory 401(k) defined contribution plan covering substantially all employees. The Corporation matches 100% of amounts contributed by each participating employee up to 3% of the employee’s compensation. The Corporation made a matching contribution of 3% to all eligible employees in 2005, 2004, and 2003. The Corporation may also contribute additional amounts at its discretion. Discretionary contributions of 3.8%, 4.2% and 4.0% were made in fiscal 2005, 2004 and 2003. Plan expense totaled approximately $344,000, $327,000 and $266,000 in 2005, 2004 and 2003, respectively.
          The Corporation has a deferred compensation plan covering two officers under which it provides contributions to supplement their retirement. Under the terms of the agreements, benefits to be received are generally payable within six months of the date of the termination of employment with the Corporation. The expense associated with this plan in 2005, 2004, and 2003 was $283,000, $290,000 and $183,000, respectively. The present value of future payments under the plan of $1,881,000 and $1,598,000 at December 31 2005 and 2004 is included in other liabilities. One of the agreements provides for contributions to supplement health insurance costs. The expense associated with this portion of the plan in 2005, 2004 and 2003 was $36,000, $1,000 and $5,000, respectively. The present value of future payments related to post retirement health insurance costs of $75,000 and $39,000 at December 31, 2005 and 2004 is included in other liabilities.
          The Corporation owns life insurance policies on the lives of these two officers, which have cash surrender values of approximately $1,261,000 and $1,165,000 as of December 31, 2005 and 2004, respectively and death benefits of $4,773,000 and $4,698,000, respectively. The remaining balance of the cash surrender value of bank-owned life insurance of $11,595,000 and $6,276,000 as of December 31, 2005 and 2004, respectively, is related to policies on a number of other officers of the Banks.

Note 14 –	Leases
          The Corporation and First Business Bank occupy space under an operating lease agreement that expires on March 31, 2016. Rent expense was approximately $752,000, $647,000 and $518,000 for 2005, 2004 and 2003, respectively. First Business Bank – Milwaukee occupies office space under an operating lease agreement that expires in November 2010. Additional space was added to the lease in 2005. Rent expense was approximately $140,000, $134,000 and $133,000 for fiscal 2005, 2004 and 2003, respectively. Included in the rent expense was contingent rent of approximately $237,000, $212,000, and $208,000 for 2005, 2004 and 2003, respectively. The lease agreements include both fixed rent increases as well as contingent rent increases. The fixed rent increases are accrued on a straight-line basis. The contingent rent increases are expensed as incurred.
          Future minimum lease payments for each of the five succeeding years and thereafter are as follows (in thousands):

2006	$581
2007	579
2008	579
2009	579
2010	579
Thereafter	2,474

$5,371

Note 15 – Income Taxes
          Income tax expense applicable to income for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	Year Ended December 31,

	2005	2004	2003

	(In Thousands)
Current:
Federal	$6,005	$(369)	$870
State	274	1,030	23

	6,279	661	893

Deferred:
Federal	(3,780)	2,317	1,305
State	(44)	277	(14)

	(3,824)	2,594	1,291

Benefit of NOL carryforwards of consolidated subsidiary:
Federal	-	-	(84)
State	-	-	(21)

	-	-	(105)

Reduction of beginning of year valuation allowance applicable to consolidated subsidiary:
Federal	-	-	(1,046)
State	-	-	(160)

	-	-	(1,206)

Total income tax expense	$2,455	$3,255	$873

          Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes.
          The significant components of the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,

	2005	2004

	(In Thousands)
Deferred tax assets:
Allowance for loan and lease losses	$2,452	$2,274
Deferred compensation	737	627
Unrealized loss on securities	720	176
Unrealized losses on interest rate swaps	432	572
Federal and state net operating loss carryforwards	2,008	2,598
Alternative minimum tax credit carryforwards	-	771
Low income housing credit carryforwards	-	80
Other	583	483

	6,932	7,581
Valuation allowance	(672)	(638)

Total deferred tax assets	6,260	6,943
Deferred tax liabilities:
Leasing and fixed asset activities	3,943	9,015
Other	272	238

Total deferred tax liabilities	4,215	9,253

Net deferred tax asset (liability)	$2,045	$(2,310)

          The tax effects of unrealized gains and losses on derivative instruments and unrealized gains and losses on securities are components of other comprehensive income. A reconciliation of the change in net deferred tax assets to deferred tax expense follows:

	At December 31,

	2005	2004

	(In Thousands)
Change in net deferred tax assets (liabilities)	$4,355	$(2,561)
Deferred taxes allocated to OCI	(531)	48
Other adjustments	-	(81)

Deferred income tax benefit (expense)	$3,824	$(2,594)

          Net deferred tax assets and liabilities are included in other assets and other liabilities, respectively, in the consolidated balance sheets.
          First Business Financial Services, Inc. and its wholly owned subsidiaries have state net operating loss carryforwards of approximately $27,500,000 and $35,900,000 at December 31, 2005 and 2004, respectively, which can be used to offset their future state taxable income. The carry forwards expire between 2012 and 2020. A valuation allowance has been established for the future benefits attributable to certain of the state net operating losses.
          Included in deferred tax assets is a benefit for separate return Federal and state net operating loss carryforwards for the Business Banc Group, Inc and its subsidiary prior to the 2004 transaction. See Note 3 – Acquisition of Minority Shares. As a result of the 2004 transaction, FBFS obtained 100% ownership of BBG and its subsidiary enabling a consolidated Federal tax return to be filed in 2004. The loss carry forward of approximately $1,694,000 is subject to certain limitations. It is expected the loss will be utilized within the carry forward period based on projected consolidated taxable earnings of First Business Financial Services, Inc. and its subsidiaries and the projected stand alone taxable income of First Business Bank – Milwaukee and appropriate tax planning strategies.

          Realization of the deferred tax asset over time is dependent upon the Corporation generating sufficient taxable earnings in future periods. In determining that realizing the deferred tax was more likely than not, the Corporation gave consideration to a number of factors including its recent earnings history, its expected earnings in the future, appropriate tax planning strategies and expiration dates associated with operating loss carry forwards.
          The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,

	2005	2004	2003

	(In Thousands)
Income before minority interest in net income of consolidated subsidiary and income tax expense	$7,212	$7,523	$7,262

Tax expense at statutory federal rate of 34% applied to income before minority interest in net income of consolidated subsidiary and income tax expense	$2,452	$2,558	$2,469
State income tax, net of Federal effect	152	863	(3)
Low income housing tax credits	(80)	(80)	(80)
Bank-owned life insurance	(141)	(86)	(26)
Written option income	-	(2)	(462)
Reduction in beginning of year valuation allowance applicable to consolidated subsidiary	-	-	(1,206)
Other	72	2	181

Total income tax expense	$2,455	$3,255	$873

Effective tax rate	34.04%	43.32%	12.02%

          The valuation allowance is established against certain state deferred tax assets for those entities which have state net operating loss carry forwards in which management believes that it is more likely than not that the state deferred tax assets will not be realized.
          Like the majority of financial institutions located in Wisconsin, First Business Bank transferred investment securities and loans to out-of-state investment subsidiaries. The Bank’s Nevada investment subsidiaries now hold and manage these assets. The investment subsidiaries have not filed returns with, or paid income or franchise taxes to, the State of Wisconsin. The Wisconsin Department of Revenue (the “Department”) recently implemented a program to audit Wisconsin financial institutions which formed investment subsidiaries located outside of Wisconsin, and the Department has generally indicated that it intends to assess income or franchise taxes on the income of the out-of-state investment subsidiaries of Wisconsin financial institutions. FBB has received a Notice of Audit from the Department that would cover years 1999 through 2002 and would relate primarily to the issue of income of the Nevada subsidiaries. During 2004, the Department offered a blanket settlement agreement to most banks in Wisconsin having Nevada investment subsidiaries. The Department has not issued an assessment to the bank, but the Department has stated that it intends to do so if the matter is not settled.
          Prior to the formation of the investment subsidiaries the Bank sought and obtained private letter rulings from the Department regarding the non-taxability of the investment subsidiaries in the State of Wisconsin. The Bank believes that it complied with Wisconsin law and the private rulings received from the Department. Should an assessment be forthcoming, the Bank intends to defend its position vigorously through the normal administrative appeals process in place at the Department and through other judicial channels should they become necessary. Although the Bank will vigorously oppose any such assessment there can be no assurance that the Department will not be successful in whole or in part in its efforts to tax the income of the Bank’s Nevada investment subsidiary. In 2005 and 2004, the Bank accrued, as a component of current state tax expense, an estimated liability including interest which is the most likely amount within a range of probable settlement amounts. FBFS does not expect the resolution of this matter to materially affect its consolidated results of operations and financial position beyond the amounts accrued. Should the Department be wholly successful in its efforts to tax the income of the Nevada subsidiary then future cash flow would be negatively affected by as much as $2.7 million.

Note 16 –	Commitments, Contingencies, and Financial Instruments with Off-Balance Sheet Risk
          The Banks are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of clients. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. The contract amounts reflect the extent of involvement the Banks have in these particular classes of financial instruments.
          In the event of non-performance, the Banks’ exposure to credit loss for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for instruments reflected in the consolidated financial statements. An accrual for credit losses on financial instruments with off-balance sheet risk would be recorded separate from any valuation account related to any such recognized financial instrument. As of December 31, 2005 and 2004, there were no accrued credit losses for financial instruments with off-balance sheet risk.
          Financial instruments whose contract amounts represent potential credit risk at December 31, 2005 and 2004, respectively, are as follows:

	December 31,

	2005	2004

	(Dollars in
	Thousands)
Commitments to extend credit, primarily commercial loans	$168,798	$139,784
Standby letters of credit	18,969	12,876
          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition in the contract. Commitments generally have fixed expiration dates or other termination clauses and may have a fixed interest rate or a rate which varies with the prime rate or other market indices and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the Banks. The Banks evaluate the creditworthiness of each customer on a case-by-case basis and generally extend credit only on a secured basis. Collateral obtained varies but consists primarily of accounts receivable, inventory, equipment, securities, life insurance or income-producing commercial properties. There is generally no market for commercial loan commitments, the fair value of which would approximate the present value of any fees expected to be received as a result of the commitment. These are not considered to be material to the financial statements.
          Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Standby letters of credit, collateralized by accounts receivable, inventory, and income-producing commercial properties, expire primarily within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The fair value of standby letters of credit is recorded as a liability when the standby letter of credit is issued. The fair value has been estimated to approximate the fees received by the Banks for issuance. The fees are recorded into income and the fair value of the guarantee is decreased ratably over the term of the standby letter of credit.
          Management has estimated that there is no probable loss expected from the funding of loan commitments or stand-by letters of credit at December 31, 2005 and 2004.
          In the normal course of business, various legal proceedings involving the Corporation are pending. Management, based upon advice from legal counsel, does not anticipate any significant losses as a result of these actions. Management believes that any liability arising from any such proceedings currently existing or threatened will not have a material adverse effect on the Corporation’s financial position, results of operations, and cash flows.

Note 17 –	Fair Value of Financial Instruments
          Disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the consolidated balance sheets. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Corporation.
          The carrying amounts reported for cash and cash equivalents, interest bearing deposits, federal funds sold, federal funds purchased, accrued interest receivable and accrued interest payable approximate fair value because of their short-term nature and because they do not present unanticipated credit concerns.
          Securities: The fair value of securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.
          Loans and Leases: Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Banks’ historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.
          Federal Home Loan Bank stock: The carrying amount of FHLB stock equals its fair value because the shares can be resold to other member banks at their carrying amount of $100 per share par amount.
          Cash surrender value of life insurance: The carrying amount of the cash surrender value of life insurance approximates its fair value.
          Deposits: The fair value of deposits with no stated maturity, such as demand deposits and money market accounts, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates offered for deposits of similar remaining maturities.
          The fair value estimates do not include the benefit that results from the low cost funding provided by deposit liabilities compared to borrowing funds in the market.
          Securities sold under agreement to repurchase: Securities sold under agreement to repurchase reprice frequently, and as such, fair value approximates the carrying value.
          Borrowed funds: Rates currently available to the Corporation and Banks for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.
          Junior subordinated debentures: Junior subordinated debentures reprice frequently, and as such, fair value approximates the carrying value.
          Financial instruments with off-balance sheet risks: The fair value of the Corporation’s off-balance sheet instruments is based on quoted market prices and fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the related counter party.
          Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would generally be established at market rates at the time of the draw. Fair value would principally derive from the present value of fees received for those products.
          Interest rate swaps: The fair value of interest rate swaps is based on the amount the Banks would pay or receive to terminate the contract.

          Limitations: Fair value estimates are made at a discrete point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holding of a particular financial instrument. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
          Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.
          Fair value estimates, methods, and assumptions used by the Corporation to estimate fair value for its financial instruments are set forth below.

	December 31,

	2005		2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(In Thousands)
Financial assets:
Cash and cash equivalents	$16,576	$16,576	$8,671	$8,671
Securities available-for-sale	92,172	92,172	63,685	63,685
Loans and lease receivables	532,716	530,002	469,801	475,903
Loans held for sale	-	-	137	137
Federal Home Loan Bank stock	2,898	2,898	2,760	2,760
Cash surrender value of life insurance	12,856	12,856	7,441	7,441
Accrued interest receivable	2,697	2,697	1,745	1,745
Financial liabilities:
Deposits	567,464	563,860	474,677	475,650
Securities sold under agreement to repurchase	713	713	678	678
Federal Home Loan Bank and other borrowings	39,045	38,819	29,303	29,413
Junior subordinated debentures	10,310	10,310	10,310	10,310
Interest rate swaps	1,542	1,542	1,147	1,147
Accrued interest payable	2,943	2,943	2,209	2,209
Off-balance sheet items:
Standby letters of credit	49	49	32	32
Commitments to extend credit	-	*	-	*

*	Amounts not material
Note 18 – Derivative and Hedging Activities
          Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2005, 2004 and 2003 accumulated other comprehensive income included unrealized after tax losses of $8,000, $27,000 and $808,000 respectively, related to derivatives used to hedge funding cash flows. The estimated amount of loss expected to be classified into earnings from accumulated other comprehensive income due to net expenses on cash flow hedges within the next twelve months is $5,000.

          The unrealized holding gains and losses, net of tax effect, included in other comprehensive income at December 31, 2005 and 2004, was ($104,000) and ($339,000), respectively.
          No derivatives were terminated prior to maturity during 2005, 2004, or 2003.
          The interest rate swap agreements consist of the following:

	As of December 31,

	2005				2004

	Notional	Maturity	Fixed	Variable	Notional	Maturity	Fixed	Variable
	Amount	Date	Rate	Rate	Amount	Date	Rate	Rate

	(In Thousands)
Cash Flow Hedge:
Pay-fixed interest rate swap	$789	April, 2009	5.24%	3.97%	$960	April, 2009	5.24%	2.25%

Other Derivatives:
Pay-fixed interest rate swap	10,000	October, 2006	3.94	4.08	10,000	October, 2006	3.94	2.25
Pay-fixed interest rate swap	10,000	November, 2006	3.75	4.12	10,000	November, 2006	3.75	2.25
Pay-fixed interest rate swap	10,000	December, 2006	4.94	4.50	10,000	December, 2006	4.94	2.51
Callable receive-fixed interest rate swap	10,000	January, 2010	4.25	4.44	10,000	January, 2010	4.25	2.48
Callable receive-fixed interest rate swap	10,000	February, 2010	4.35	4.39	10,000	February, 2010	4.35	2.42
Callable receive-fixed interest rate swap	10,000	February, 2010	4.10	4.42	-		-	-
Callable receive-fixed interest rate swap	10,000	November, 2010	4.00	4.41	10,000	November, 2010	4.00	2.42
Pay-fixed interest rate swap	4,742	June, 2011	5.49	4.20	4,823	June, 2011	5.49	2.26

	$75,531				$65,783

          At December 31, 2005 and 2004, the fair value of the interest rate swaps designated as cash flow hedges represented unrealized losses of $14,000 and $45,000, respectively. There were no unrealized gains on interest rate swaps which qualify as cash flow hedges as of December 31, 2005, 2004 and 2003. At December 31, 2005, the fair value of other derivatives included in other assets and other liabilities totaled $40,000 and $1,141,000, respectively. At December 31, 2004, the fair value of derivatives included in other liabilities totaled $1,102,000.
          As required by SFAS No. 133, the Corporation is amortizing to non-interest income over the remaining term of the swap the market loss of the interest rate swap that no longer qualifies for cash flow hedge accounting because upon adoption of FIN 46R, the Corporation did not redesignate a new hedging relationship. At December 31, 2005 and 2004, the balance of the unamortized loss, net of tax effect, on the interest rate swap included in accumulated other comprehensive income is $96,000 and $312,000, respectively.
          Note 19 – Written Option. FBFS was a founding shareholder in the newly formed bank holding company, BBG, which owned 100% of the stock of the chartered bank, FBB – Milwaukee. FBB – Milwaukee began operations in June, 2000. At the inception of BBG, FBFS purchased 51% of the common stock issued by BBG at $25 per share. Minority shareholders purchased the remaining 49% of the stock originally issued by BBG at $24.90 per share and paid $.10 per share to FBFS for a written option acquired from FBFS. FBFS contributed capital of $5.3 million and minority shareholders contributed capital of $5.0 million. The written options sold to the BBG minority shareholders enabled the shareholders to exchange their shares of BBG common stock for shares of FBFS common stock. The written options were dual indexed and were exercisable based upon the ratio of the BBG book value per share to the FBFS book value per share. Therefore, at inception, if the options had been exercisable, BBG shares would have been convertible into shares of FBFS based upon the number of FBFS shares at book value that could be purchased for $24.90. There was no established public market for either FBFS or BBG shares at the time of this transaction, however shares of FBFS were privately traded. The written options were dual indexed such that the monetary value of the options increased in relation to the increases in the fair value, per share, of FBFS’ common stock as compared to FBFS’ book value per share and decreased in relation to the increases in the fair value, per share, of BBG’s common stock as compared to BBG’s book value per share.

          201,880 options were issued having a fair value of approximately $1,938,000. The fair value of the written options was reported as a derivative liability with a corresponding amount less the cash received of $21,000 for the purchase of the option, reported as an expense in 2000. Subsequent to the initial recording, the changes in fair value of the options have been recorded on the consolidated statements of income as expense or income.
          The options to convert BBG shares into FBFS shares were written to become exercisable on April 1, 2003, contingent upon BBG having had at least $1.00 of annual net income beginning in 2002 based upon audited financial statements prepared in accordance with generally accepted accounting principles. The written options could only be exercised by tendering the related BBG shares to FBFS, there was no established public market for the BBG stock or the options and the options had no cash net settlement value.
          In November, 2002, the written option was modified to eliminate the contingency of BBG having at least $1.00 of annual net income and to make the initial exercise date April 1, 2004. This modification affected the valuation of the option to the extent that the projected exchange ratio would be based on data as of December 2003 instead of December 2002. In 2003, BBG had net income in excess of $1.00 and thus the options would have become and did become exercisable on April 1, 2004 notwithstanding the modification. At this first date that the options were exercisable both indexes, the book value per share of FBFS and the book value per share of BBG, of this dual indexed option were known. The valuation reflected this information even though BBG shareholders were not obligated to exercise their options. The options became exercisable on April 1, 2004 for a 60 day period occurring then and each subsequent year after audited financial statements were available and remained exercisable indefinitely. All shareholders of BBG exercised their options and tendered all BBG shares in 2004.
          Income (expense) reported in other non-interest income related to the written options was $7,000 in 2004 and $1,361,000 in 2003. Reported in other liabilities at December 31, 2003 is the fair value of the written options of $661,000. The fair value of the written options was $654,000 on the date the options were exercised and that amount was considered to be settled as a result of FBFS’ acquisition of BBG.
          For purposes of diluted earnings per share, FBFS considered the written options in determining diluted earnings per share in 2003 and 2004 until settlement occurred on June 1, 2004. See Note 22.

Note 20 –	Stock Options
          The Corporation adopted an incentive stock option plan in 1993 as amended in 1995, and an incentive stock option plan in 2001. The plans authorized the granting of options to acquire shares of the Corporation at the fair value of the Corporation’s stock on the date of the grant. These options must be exercised within 10 years. The options granted under the 1993 plan vest over eight years and the options granted under the 2001 plan vest over four years. At December 31, 2005, 33,779 shares were available for future grants.
          The following table represents a summary of stock options activity for all periods.

	Year Ended December 31,

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	228,654	$19.62	219,739	$15.01	172,956	$9.96
Granted	15,750	25.00	83,059	22.44	85,100	22.00
Exercised	(27,572)	10.37	(70,344)	8.36	(35,767)	6.85
Forfeited	(15,300)	22.98	(3,800)	22.44	(2,550)	20.18

Outstanding at end of year	201,532	$21.05	228,654	$19.62	219,739	$15.01

Options exercisable at year end	101,772		90,531		117,611

          The following table represents outstanding stock options and exercisable stock options at the respective ranges of exercise prices at December 31, 2005.

	Options Outstanding			Exercisable
				Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

9.09	12,214	1	$9.09	12,214	$9.09
11.91	5,228	2	11.91	5,228	11.91
19.38	7,624	5	19.38	5,337	19.38
19.00	16,532	6	19.00	16,532	19.00
22.00	75,700	7	22.00	37,852	22.00
22.39	68,484	9	22.62	24,609	20.40
25.00	15,750	9	25.00	.	.

	201,532			101,772

          Concurrent with organization of BBG, 29,000 stock options were granted to employees of BBG. These stock options when vested would enable the holder to exercise the options to acquire BBG common shares which would also include an option to exchange those shares for shares of FBFS common stock. See Written Option – Note 19. The exercise price was set at $25 per share with $.10 per share allocated to the Conversion Option.
          17,750 of these options were forfeited prior to December 31, 2003. 7,750 of these were exercised in 2003. An additional 6,125 options were granted in 2004. On June 1, 2004, in connection with the acquisition by FBFS of the 49% of minority interest in BBG, 9,625 BBG employee stock options were converted into 15,689 FBFS options.

Note 21 –	Condensed Parent Only Financial Information
          The following represents the unconsolidated financial information of the Corporation:
Condensed Balance Sheets

	December 31,

	2005	2004

	(In Thousands)
Assets
Cash and cash equivalents	$67	$486
Investments in subsidiaries, at equity	60,274	54,557
Leasehold and equipment, net	724	811
Other	389	926

Total assets	$61,454	$56,780

Liabilities and Stockholders’ Equity
Borrowed funds	$7,750	$5,500
Junior subordinated debentures	10,310	10,310
Other liabilities	1,551	2,829

Total liabilities	19,611	18,639
Stockholders’ equity	41,843	38,141

Total liabilities and stockholders’ equity	$61,454	$56,780

Condensed Statements of Income

	For the Year Ended December 31,

	2005	2004	2003

	(In Thousands)
Interest income	$-	$-	$10
Interest expense	1,360	1,149	1,099

Net interest expense	(1,360)	(1,149)	(1,089)
Consulting and rental income from subsidiaries	1,941	2,009	1,771
Written option income	-	7	1,361
Other	139	21	7

	720	888	2,050
Non-interest expense	3,747	3,241	2,619

Loss before tax expense and equity in undistributed net income of subsidiaries	(3,027)	(2,353)	(569)
Income tax benefit	(1,058)	(757)	(654)

Income (loss) before equity in undistributed net income of subsidiaries	(1,969)	(1,596)	85
Equity in undistributed net income of subsidiaries	6,726	5,855	5,563

Net income	$4,757	$4,259	$5,648

Condensed Statement of Cash Flows

		December 31,
	2005	2004	2003

	(In Thousands)
Operating Activities
Net Income	$4,757	$4,259	$5,648
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed earnings of subsidiaries	(6,726)	(5,855)	(5,563)
Change in fair value of interest rate swaps	(285)	(361)	-
Decrease in liabilities	(360)	(550)	(1,606)
Other, net	208	910	(603)

Net cash used in operating activities	(2,406)	(1,597)	(2,124)
Investing Activities
Payments for investment in and advances to subsidiaries	-	(2,729)	(78)
Change in loans, net	-	-	458

Net cash (used in) provided by investing activities	-	(2,729)	380
Financing Activities
Acquisition of minority shares of BBG	-	3,341	-
Exercise of stock options	286	589	245
Proceeds from advances and other borrowed funds	3,250	990	-
Repayment from advances and other borrowed funds	(1,000)	(500)	-
Purchase of treasury stock	(125)	(349)	(4)
Dividends paid	(424)	(241)	(504)
Proceeds from dissolution of BBG	-	382	-

Net cash provided by (used in) financing activities	1,987	4,212	(263)

Decrease in cash and cash equivalents	(419)	(114)	(2,007)
Cash and cash equivalents at beginning of year	486	600	2,607

Cash and cash equivalents at end of year	$67	$486	$600

Note 22 – Earnings per Share
          The computation of earnings per share for fiscal years 2005, 2004, and 2003, respectively, is as follows:

	December 31,

	2005	2004	2003

Numerator:	$4,757,217	$4,258,804	$5,648,445

Net income
Numerator for basic earnings per share – income available to common stockholders	4,757,217	4,258,804	5,648,445

Income for option liability	-	(7,000)	(1,361,000)
Numerator for diluted earnings per share – income available to common stockholders	4,757,217	4,251,804	4,287,445

Denominator:
Denominator for basic earnings per share – weighted-average common shares outstanding	2,422,631	2,249,927	2,011,797

Effect of dilutive securities:
Employee stock options	41,813	54,670	74,256
BBG employee stock options	-	1,820	10,030
Option liability	-	12,248	30,974

Denominator for diluted earnings per share – adjusted weighted-average common shares and assumed conversions	2,464,444	2,318,665	2,127,057

Basic earnings per share	$1.96	$1.89	$2.81
Diluted earnings per share	1.93	1.83	2.02
Note 23 – Condensed Quarterly Earnings (unaudited)

	2005				2004

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Interest income	$7,956	$8,863	$9,376	$10,314	$6,568	$6,795	$7,048	$7,725
Interest expense	3,693	4,365	5,041	5,635	2,598	2,488	2,982	3,205

Net interest income	4,263	4,498	4,335	4,679	3,970	4,307	4,066	4,520
Provision for loan losses	65	-	53	282	-	-	(834)	294
Gain on sale of 50% owned joint venture	973	-	-	-	-	-	-	-
Other non-interest income	736	1,120	616	793	76	1,790	406	995
Non-interest expense	3,575	3,746	3,550	3,532	3,260	3,111	3,314	3,462
Minority interest in net income of consolidated subsidiary	-	-	-	-	(6)	(3)	-	-

Income before income taxes	2,332	1,872	1,348	1,658	780	2,983	1,992	1,759
Income taxes	807	649	432	566	305	1,060	1,275	615
Net income	$1,525	$1,223	$916	$1,092	$475	$1,923	$717	$1,144

Per share data:
Basic earnings	$0.63	$0.51	$0.38	$0.45	$0.23	$0.89	$0.30	$0.47
Diluted earnings	0.62	0.50	0.37	0.44	0.22	0.85	0.29	0.47
Dividends	-	0.115	-	0.06	-	0.10	-	0.11
Stock price ranges – high	25.00	25.00	26.00	29.73	22.00	23.00	24.00	25.00
– low	24.50	25.00	22.10	23.70	21.00	22.00	23.00	24.00

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Business Financial Services, Inc.
          We have audited the accompanying consolidated balance sheets of First Business Financial Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Business Financial Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Milwaukee, Wisconsin
March 15, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
          Evaluation of Disclosure Controls and Procedures. FBFS maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
          At December 31, 2004, March 31, 2005 and June 30, 2005, FBFS’s management carried out an evaluation, under the supervision and with the participation of FBFS’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on those evaluations, FBFS’s management initially concluded that as of December 31, 2004, March 31, 2005 and June 30, 2005, such disclosure controls and procedures were effective. However, on November 8, 2005, management and the Audit Committee of the Board of Directors of FBFS concluded that FBFS had a material weakness in its internal control over financial reporting as described below. Because of this material weakness in its internal control over financial reporting (described below) which impacted the financial statements for the first two quarters of 2005 and as of and for the years ended December 31, 2004, 2003, and 2002, management concluded that FBFS’s disclosure controls and procedures were not effective as of December 31, 2004, March 31, 2005, June 30, 2005 or September 30, 2005. Management identified the following material weakness in internal control over financial reporting as of December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005:
          As of the aforementioned period-ends, FBFS had ineffective policies and procedures relating to the accounting for certain derivative financial instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Specifically, FBFS’s policies and procedures did not provide for sufficient testing and verification of the criteria for the “short cut” method to ensure proper application of the provisions of SFAS No. 133 at inception for certain derivative financial instruments and did not provide for periodic timely review of the proper accounting for certain derivative financial instruments for periods subsequent to inception. In addition, FBFS did not have personnel possessing sufficient technical expertise related to the application of the provisions of SFAS No. 133, or with a sufficient understanding of derivative instruments. This material weakness has resulted in the restatement of the Company’s financial statements for the first two quarters of 2005 and for the years ended December 31, 2004, 2003 and 2002 and the restatement of financial information for the year ended December 31, 2001 and each of the quarters in 2004.
          Changes in Internal Control over Financial Reporting. FBFS continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.
          Since November 8, 2005, we have implemented several important changes in our internal control over financial reporting related to our accounting for derivatives. These actions include:

■	Enhancing risk management policies and procedures related to reviewing derivative transactions;

■	Reviewing policies and procedures related to the initiation and subsequent review of hedge strategies; and

■	Changing policies and procedures to limit the Corporation’s use of the “short cut” method.
          These actions have significantly improved our internal control over financial reporting. The Corporation has not entered into any derivative transactions during the fourth quarter ending December 31, 2005. Management believes that we have fully remediated the material weakness referred to above as of December 31, 2005.

          Additionally, as part of management’s continual assessment of internal controls over financial reporting the method by which the Corporation administers the internal audit function was restructured during the fourth quarter. The audit committee approved outsourcing the internal audit function to a qualified public accounting firm to provide for expanded resources available to management. The internal audit function continues to report directly to the CEO and the Chair of the audit committee.
Item 9B. Other Information
          On March 15, 2006 the Board of Directors approved the 2006 Incentive Bonus Program that is attached as Exhibit 10.8. Two performance criteria weighted equally will be used as measurements in the program as follows: Top Line Growth defined as net interest income plus fee income and Cash Flow Growth defined as net income after tax, before loan loss provision, after actual net charge offs.

PART III.
Item 10. Directors and Executive Officers of the Registrant

(a)	Directors of the Registrant. Information with respect to the Directors of the registrant , included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 1, 2006 under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

(b)	Executive Officers of the Registrant. The information is presented in Item 1 of this document.

(c)	Code of Ethics. The Corporation has adopted a code of ethics applicable to all employees, including the principal executive and principal accounting officer of the Corporation. The FBFS Code of Ethics is posted on the Corporation’s website at www.fbfinancial.com
Item 11. Executive Compensation
          Information with respect to compensation for our directors and officers included in the definitive Proxy Statement for the Annual Meeting to be held on May 1, 2006 under the captions “Director Compensation” and “Executive Compensation” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          Information with respect to security ownership of certain beneficial owners and management, including securities authorized for issuance under equity compensation plans, included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 1, 2006 under the captions “Principal Shareholders”, “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
          The Corporation’s executive officers and directors and their associates have been, and the Corporation anticipates will continue to be, clients of the Corporation’s subsidiary Banks in the ordinary course of business, which has included maintaining deposit accounts and trust and other fiduciary accounts and obtaining loans. Specifically, the Banks, principally FBB, have granted various types of loans to the Corporation’s executive officers and directors and entities controlled by them. As of December 31, 2005, the loans (i) were consistent with similar practices in the banking industry generally, (ii) were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing the time for comparable transactions with the Banks’ other clients, (iii) did not involve more than the normal risk of collectibility or present other unfavorable features, and (iv) were subject to and made in accordance with Regulation O as promulgated by the Federal Reserve Board.
Item 14. Principal Accountant Fees and Services
          Information with respect to principal accounting fees and services included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 1, 2006 under the caption “Independent Registered Public Accounting Firm” is incorporated herein by reference.
ITEM IV
Item 15. Exhibits and Financial Statements Schedules
          The consolidated financial statements listed on the Index included under “Item 8 – Financial Statements and Supplementary Data” are filed as a part of this Form 10-K. All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant.
          Exhibits. See Exhibit Index.

Signatures
          Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.

By: /s/ Jerome J. Smith

Jerome J. Smith
Director and Chief Executive Officer

March 15, 2006

Exhibit No.	Exhibit Name
3.1	Amended and Restated Articles of Incorporation of First Business Financial Services, Inc.	*

3.2	Amended and Restated Bylaws of First Business Financial Services, Inc.	*

4	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt not being registered that is not filed as an exhibit to this Registration Statement on Form 10. No such instrument authorizes securities in excess of 10% of the total assets of the Registrant

10.1	2001 Equity Incentive Plan	*

10.2	Form of Stock Option Agreement	*

10.3	Employment Agreement dated June 23, 1995 between the Registrant and Jerome J. Smith, as amended, June 25, 2004	*

10.4	Employment Agreement amended and restated September 21, 2004 between First Business Bank and Corey Chambas	*

10.5	Restated Employment Agreement dated December 14, 2005 between the Registrant and Jerome J. Smith (previously filed as Exhibit 10.1 and incorporated by reference in the 8-K filed on December 16, 2005)

10.6	Employment and Repayment Agreement between First Business Capital Corp. and Charles H. Batson, dated December 14, 2005 and amended February 6, 2006 (previously filed as Exhibits 10.1 and 10.2 and incorporated by reference in the 8-Ks filed on December 20, 2005 and February 10, 2006)

10.7	Form of Restricted Stock Agreement (previously filed as Exhibit 10.1 and incorporated by reference in the 8-K filed on February 7, 2006 )

10.8	2006 Incentive Bonus Program

21	Subsidiaries of the Registrant	*

23	Consent of KPMG LLP

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Senior Vice President and Chief Financial Officer

32	Certification of the Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99	Proxy Statement for the Annual Meeting of the Stockholders (to be filed with the SEC under Regulation 14A within 120 days after December 31, 2005; except to the extend specifically incorporated by reference, the Proxy Statement for the Annual Meeting of the Stockholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K)

*All exhibits previously filed and incorporated by reference in the Amended Registration Statement on Form 10 filed April 28, 2005.