Form 10-Q
period 2006-03-31
First Business Financial Services, Inc.
filed 2006-05-04
CIK 1305399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐       No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on April 28, 2006 was 2,474,676 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. — Financial Statements
Consolidated Balance Sheets

	(unaudited)
	March 31,	December 31,
	2006	2005
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$12,447	$16,568
Interest-bearing deposits	14	8

Cash and cash equivalents	12,461	16,576
Securities available-for-sale, at fair value	100,056	95,070
Loans and leases receivable, net	533,732	532,716
Leasehold improvements and equipment, net	1,182	1,155
Cash surrender value of bank-owned life insurance	13,008	12,856
Goodwill and other intangibles	2,842	2,852
Accrued interest receivable and other assets	7,810	8,010

Total assets	$671,091	$669,235

Liabilities and Stockholders’ Equity
Deposits	$578,077	$567,464
Securities sold under agreement to repurchase	661	713
Federal Home Loan Bank and other borrowings	31,758	39,045
Junior subordinated debentures	10,310	10,310
Other liabilities	7,806	9,860

	628,612	627,392

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $10 par value, 10,000 Series A shares and 10,000 Series B shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 8,000,000 shares authorized, 2,497,134 and 2,456,754 shares issued, 2,474,676 and 2,435,008 outstanding in 2006 and 2005, respectively	25	24
Additional paid-in capital	23,521	22,712
Retained earnings	21,794	21,085
Accumulated other comprehensive loss	(1,647)	(1,469)
Treasury stock (22,458 and 21,746 shares in 2006 and 2005, respectively), at cost	(526)	(509)
Unvested restricted shares	(688)	—

Total stockholders’ equity	42,479	41,843

Total liabilities and stockholders’ equity	$671,091	$669,235

See accompanying Notes to Consolidated Unaudited Financial Statements.

Unaudited Consolidated Statements of Income

	Three Months Ended,
	March 31,
	2006	2005
	(In Thousands, Except Share Data)
Interest income:
Loans and leases	$9,809	$7,211
Securities income:
Taxable	966	691
Fed funds sold and other	36	54

Total interest income	10,811	7,956
Interest expense:
Deposits	5,566	3,287
Notes payable and other borrowings	473	178
Junior subordinated debentures	248	228

Total interest expense	6,287	3,693

Net interest income	4,524	4,263
Provision for loan and lease losses	—	65

Net interest income after provision for loan and lease losses	4,524	4,198

Non-interest income:
Service charges on deposits	196	214
Credit, merchant and debit card fees	37	38
Loan fees	148	145
Gain on sale of 50% owned joint venture	—	973
Increase in cash surrender value of bank-owned life insurance	152	88
Trust and investment services fee income	302	282
Change in fair value of interest rate swaps	(159)	(64)
Net cash settlement of interest rate swaps	(26)	(31)
Other	84	64

Total non-interest income	734	1,709

Non-interest expense:
Compensation	2,533	2,207
Occupancy	239	225
Equipment	122	121
Data processing	216	160
Marketing	207	163
Professional fees	248	215
Other	425	484

Total non-interest expense	3,990	3,575

Income before income tax expense	1,268	2,332
Income tax expense	411	807

Net income	$857	$1,525

Earnings per share:
Basic	$0.35	$0.63
Diluted	0.35	0.62
Dividends declared per share	0.06	—
See accompanying Notes to Unaudited Consolidated Financial Statements.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	loss	stock	Total

	(Dollars in thousands, except share data)
Balance at December 31, 2004	$24	$22,426	$16,752	$(677)	$(384)	$38,141
Comprehensive income:
Net income	—	—	1,525	—	—	1,525
Unrealized securities losses arising during the period net of minority interest	—	—	—	(1,175)	—	(1,175)
Unrealized derivatives gains arising during the period	—	—	—	13	—	13
Reclassification adjustment for realized loss on derivatives	—	—	—	72	—	72
Income tax effect	—	—	—	396	—	396

Comprehensive income						831
Treasury stock purchased (150 shares)	—	—	—	—	(3)	(3)
Stock options exercised (4,205 shares)	—	62	—	—	—	62

Balance at March 31, 2005	$24	$22,488	$18,277	$(1,371)	$(387)	$39,031

				Accumulated
		Additional		other		Unvested
	Common	paid-in	Retained	comprehensive	Treasury	restricted
	stock	capital	earnings	loss	stock	shares	Total

	(Dollars in thousands, except share data)
Balance at December 31, 2005	$24	$22,712	$21,085	$(1,469)	$(509)	$—	$41,843
Comprehensive income:
Net income	—	—	857	—	—	—	857
Unrealized securities losses arising during the period	—	—	—	(331)	—	—	(331)
Unrealized derivatives gains arising during the period	—	—	—	6	—	—	6
Reclassification adjustment for realized loss on derivatives	—	—	—	36	—	—	36
Income tax effect	—	—	—	111	—	—	111

Comprehensive income							679
Issuance of restricted shares (31,100 shares)	—	719	—	—	—	(688)	31
Cash dividends ($0.06 per share)	—	—	(148)	—	—	—	(148)
Treasury stock purchased (712 shares)	—	—	—	—	(17)	—	(17)
Stock options exercised (9,280 shares)	1	90	—	—	—	—	91

Balance at March 31, 2006	$25	$23,521	$21,794	$(1,647)	$(526)	$(688)	$42,479

See accompanying Notes to Unaudited Consolidated Financial Statements.

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Operating Activities
Net income	$857	$1,525
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	313	(67)
Provision for loan and lease losses	—	65
Depreciation, amortization and accretion, net	171	268
Change in fair value of interest rate swaps	159	64
Increase in cash surrender value of bank-owned life insurance	(152)	(88)
Gain on sale of loans originated for sale	—	1
Sale of loans originated for sale	—	137
Gain on sale of 50% owned joint venture	—	973
Increase (decrease) in accrued interest receivable and other assets	(62)	851
Increase (decrease) in accrued expenses and other liabilities	(1,080)	1,390

Net cash provided by operating activities	206	5,119

Investing activities
Proceeds from maturities of available-for-sale securities	4,591	5,782
Proceeds from sale of 50% owned joint venture	—	2,082
Purchases of available-for-sale securities	(7,926)	(29,723)
Net increase in loans and leases	(1,016)	(14,811)
Increase in other investments	(2,024)	(48)
Purchases of leasehold improvements and equipment, net	(90)	(45)

Net cash used in investing activities	(6,465)	(36,763)

Financing activities
Net increase in deposits	10,613	54,037
Net increase (decrease) in FHLB line of credit	6,998	(21,752)
Net increase (decrease) in short-term borrowed funds	(14,336)	455
Termination of interest rate swaps	(1,088)	—
Exercise of stock options	91	62
Cash dividends	(148)	—
Share-based compensation expense	31	—
Purchase of treasury stock	(17)	(3)

Net cash provided by financing activities	2,144	32,799

Net increase (decrease) in cash and cash equivalents	(4,115)	1,155
Cash and cash equivalents at beginning of period	16,576	8,671

Cash and cash equivalents at end of period	$12,461	$9,826

Supplementary cash flow information
Cash paid to accounts:
Interest on deposits and borrowings	$5,910	$3,511
Income taxes	416	42
See accompanying Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Principles of Consolidation.
The unaudited consolidated financial statements include the accounts and results of First Business Financial Services, Inc. (“FBFS” or “the Corporation”), and its wholly-owned subsidiaries, First Business Bank (“FBB”), and First Business Bank — Milwaukee (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.
Note 2 — Basis of Presentation.
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
In conformity with GAAP, management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could experience significant changes in the near-term include the allowance for loan and lease losses, the value of foreclosed property, lease residuals, derivative financial instruments, hedging activities and accrued and deferred income taxes. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2006.
Recent Accounting Changes.
Accounting for Changes and Error Corrections. In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections which replaces the Accounting Principles Board (“APB”) opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 on January 1, 2006 did not impact the Corporation’s consolidated financial statements.
Note 3 — Share Based Compensation.
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R” or the “Statement”). This Statement is a revision of SFAS No. 123, Accounting for Stock-based Compensation (“SFAS No. 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance and amends SFAS No. 95, Statement of Cash Flows (“SFAS No. 95”). On January 1, 2006, the Corporation adopted the provisions of SFAS No. 123R using the prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under SFAS No. 95.
Prior to the adoption of SFAS No. 123R, the Corporation followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options. Accordingly, no compensation expense was recognized under the Corporations equity incentive plans, the 1993 plan as amended in 1995 and the 2001 Equity Incentive Plan (“the Plans”). The adoption of SFAS No. 123R resulted in no change in the Corporation’s method of recognizing compensation expense related to previous grants under the Plans.
Equity Incentive Plans
The Plans are administered by the Compensation Committee of the Board of Directors of FBFS and provide for the grant of equity ownership opportunities through incentive stock options, nonqualified stock options (“stock options”) and restricted stock (“unvested shares”). A maximum of 234,008 common shares are currently authorized for awards under the Plans. As of March 31, 2006, 2,679 shares were available for future grants under the Plans. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plans. The Corporation may issue new shares and shares from treasury for shares delivered under the Plans.
For the three months ended March 31, 2006, share-based compensation expense included in Net income totaled approximately $31,000. The income tax benefit related to share-based compensation included in Net Income totaled approximately $12,000 for the three months ended March 31, 2006.
     Stock Options
     Stock options are granted to senior executives and other employees under the Plans. Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is granted. Options granted under the Plans are subject to graded vesting, generally ranging from four to eight years, and have a contractual term of 10 years. For any new awards issued after adoption of SFAS No. 123R provisions, compensation expense will be recognized over the requisite service period for the entire award on a straight-line basis. There were no stock options granted during the three months ended March 31, 2006.
Stock option activity for the three months ended March 31, 2006 was as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Options	Price	Life (Years)

Outstanding at January 1, 2006	201,532	$21.05
Granted	—	—
Exercised	(9,280)	9.73
Forfeited	—	—

Outstanding at end of period	192,252	$21.60	7.2

Options exercisable at March 31, 2006	108,916	$20.17	7.7

The Corporation accounts for equity share options FBFS issued prior to October 6, 2005 as a non-public company that are still outstanding under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion 25), and related Interpretations, under which no compensation cost has been recognized for any periods presented. SFAS No. 123R will be applied prospectively to these equity share options upon modification, repurchase or cancellation of the share options.

     Restricted Shares
     Under the 2001 Equity Incentive Plan, participants may be granted restricted shares, each of which represents an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive a common share on the date specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under this plan are subject to graded vesting. For awards with graded vesting, compensation expense is recognized over the requisite service period of four years for the entire award on a straight-line basis. Restricted share activity for the three months ended March 31, 2006 was as follows:

Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value

Nonvested balance as of January 1, 2006	$—	$—
Granted	31,100	23.12
Vested	—	—
Forfeited	—	—

Nonvested balance as of March 31, 2006	$31,100	$23.12

As of March 31, 2006, there was approximately $688,000 of total restricted share compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over four years. As of March 31, 2006 there were no restricted shares vested and not delivered.
Note 4 – Goodwill and Other Intangible Assets.
Goodwill is not amortized but is subject to impairment tests on at least an annual basis. No impairment loss was necessary in 2005 or through March 31, 2006. At March 31, 2006, goodwill was $2,689,000. There was no change in the carrying amount of goodwill for the three months ended March 31, 2006 and 2005, as shown below:

	Three Months Ended
	March 31,
	2006	2005
	(In Thousands)
Balance at beginning of period	$2,689	$2,689
Goodwill acquired	—	—

Balance at end of period	$2,689	$2,689

The Corporation has other intangible assets that are amortized consisting of core deposit intangibles and other intangibles, consisting of a purchased client list from a purchased brokerage/investment business.
Changes in the gross carrying amount, accumulated amortization and net book value of core deposits and other intangibles were as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In Thousands)
Core deposit intangibles:

Gross carrying amount	$145	$145
Accumulated amortization	(61)	(40)

Net book value	$84	$105

Additions during the year	$—	$—
Amortization during the period	(7)	(9)

Other intangibles:

Gross carrying amount	$120	$120
Accumulated amortization	(51)	(42)

Net book value	$69	$78

Additions during the year	$—	$—
Amortization during the year	(3)	(3)
The following table shows the current period and estimated future amortization expense for amortized intangible assets:

	Core
	Deposit	Other
	Intangibles	Intangibles	Total
	(In Thousands)
Three months ended March 31, 2006	$7	$3	$10

Estimate for the nine months ended December 31, 2006	17	9	26

Estimate for the year ended December 31,
2007	18	12	30
2008	13	12	25
2009	10	12	22
2010	7	12	19

	$49	$48	$97

Note 5 — Securities
The amortized cost and estimated fair values of securities available-for-sale are as follows (in thousands):

	As of March 31, 2006
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value

Securities available-for-sale	(In Thousands)
FHLB stock	$2,898	$—	$—	$2,898
U.S. Government corporations and agencies	3,261	—	(79)	3,182
Municipals	275	—	(4)	271
Collateralized mortgage obligations	93,896	1	(2,334)	91,563
Other	2,142	—	—	2,142

	$102,472	$1	$(2,417)	$100,056

	As of December 31, 2005
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value

Securities available-for-sale	(In Thousands)
FHLB stock	$2,898	$—	$—	$2,898
U.S. Government corporations and agencies	3,264	—	(80)	3,184
Municipals	275	—	(3)	272
Collateralized mortgage obligations	90,601	2	(2,004)	88,599
Other	117	—	—	117

	$97,155	$2	$(2,087)	$95,070

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at March 31, 2006. Such securities have declined in value due to current interest rate environments and not credit quality and do not presently represent realized losses. The Corporation has the ability to and anticipates that these securities, which have been in a continuous loss position but are not other-than-temporarily impaired, will be kept in the portfolio until maturity. If held until maturity, it is anticipated that the investments will be realized with no loss. If the Corporation determines that any of the above securities are deemed other-than-temporarily impaired, the impairment loss will be recognized in the income statement.

A summary of unrealized loss information for investment securities, categorized by security type follows (in thousands):

	As of March 31, 2006
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
	(In Thousands)
U.S. Government corporations and agencies	$—	$—	$3,182	$79	$3,182	$79
Municipals	271	4	—	—	271	4
Collateralized mortgage obligations	31,257	568	60,088	1,766	91,345	2,334

	$31,528	$572	$63,270	$1,845	$94,798	$2,417

The Corporation has not sold any available-for-sale securities for any of the periods shown and has therefore not realized any gains or losses on such transactions.
At March 31, 2006 and December 31, 2005, securities with a fair value of approximately $27,717,000 and $29,700,000, respectively, were pledged to secure public deposits, securities under arrangements to repurchase, and borrowings.
Note 6 — Loans and Allowance for Loan and Lease Losses
Loan and lease receivables consist of the following (in thousands):

	As of March 31,	As of December 31,
	2006	2005
	(In thousands)
First mortgage loans:
Commercial real estate	$243,324	$249,133
Construction	49,857	50,619
Multi-family	25,847	22,115
1-4 family	31,093	26,513

	350,121	348,380

Commercial business loans	149,764	151,688
Direct financing leases, net	18,899	17,852
Second mortgage loans	7,412	8,231
Credit card and other	14,518	13,579

Gross loans and lease receivables	540,714	539,730

Less:
Allowance for loan and lease losses	6,774	6,773
Deferred loan fees	208	241

Net loans and lease receivables	$533,732	$532,716

An analysis of the allowance for loan and lease losses is presented below (in thousands):

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in Thousands)
Allowance at beginning of period	$6,773	$6,375
Charge-offs:
Mortgage

Total charge-offs	—	—
Recoveries:
Mortgage	1	1
Commercial	—	3

Total recoveries	1	4
Net recoveries (charge-offs)	1	4
Provision for loan and lease losses	—	65

Allowance at end of period	$6,774	$6,444

Allowance to gross loans and leases	1.25%	1.31%
Note 7 — Deposits

	March 31,		December 31,
	2006		2005
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
	(Dollars in Thousands)
Transaction accounts:
Demand deposits	$37,601	0.00%	$46,766	0.00%
Negotiable order of withdrawal (“NOW”) accounts	50,342	3.93	46,962	2.85

	87,943		93,728

Money market accounts	153,449	4.13	138,442	3.10
Certificates of deposit	336,685	4.26	335,294	3.95

	$578,077		$567,464

Note 8 — Borrowings

	As of March 31,
	2006
		Weighted	Weighted
		Average	Average
	Balance	Balance	Rate
	(Dollars in Thousands)
Fed funds purchased and securities sold under agreement to repurchase	$4,361	$14,795	4.52%
FHLB advances	19,543	14,732	4.67
Junior subordinated debentures	10,310	10,310	9.62
Line of credit	3,515	3,063	6.27
Subordinated note payable	5,000	5,000	6.88

	$42,729	$47,900	6.02%

Short-term borrowings	$7,886
Long-term borrowings (due beyond one year)	34,843

	$42,729

At March 31, 2006, the Corporation’s $7.5 million unsecured bank line of credit had an outstanding balance of $3.5 million. The line of credit bears interest at a rate based on one-month LIBOR (London Inter Bank Offer Rate) plus 1.70% and is subject to a floor of 3.75% per year. The Corporation is in compliance with all covenants as of March 31, 2006.

	As of December 31,
	2005
		Weighted	Weighted
		Average	Average
	Balance	Balance	Rate
	(Dollars in Thousands)
Fed funds purchased and securities sold under agreement to repurchase	$19,463	$9,021	3.45%
FHLB advances	12,545	11,427	3.67
Junior subordinated debentures	10,310	10,310	9.18
Line of credit	2,750	2,338	5.39
Subordinated note payable	5,000	5,000	5.75

	$50,068	$38,096	5.49%

Short-term borrowings	$22,222
Long-term borrowings (due beyond one year)	27,846

	$50,068

Note 9 — Derivative and Hedging Activities
Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At March 31, 2006 and December 31, 2005 accumulated other comprehensive income included unrealized after tax losses of $4,000 and $8,000, respectively, related to derivatives used to hedge funding cash flows. The estimated amount of loss expected to be classified into earnings from accumulated other comprehensive income due to net expenses on cash flow hedges within the next twelve months is $3,000.
The unrealized holding gains and losses, net of tax effect, included in other comprehensive income at March 31, 2006 and December 31, 2005, were ($65,000) and ($104,000), respectively.
During the first quarter ending March 31, 2006, the Corporation paid $1,636,500 to terminate the four callable receive-fixed interest rate swaps with notional amounts totaling $40,000,000. The interest rate swaps which did not qualify for hedge treatment under SFAS No. 133 and therefore gains or losses were reported in non-interest income as they occurred, were terminated prior to their maturity dates. The decrease in fair value recorded during 2006, net of tax effect, totaled approximately $185,000.
The interest rate swap agreements consist of the following:

	As of March 31,				As of December 31,
	2006				2005
	(In thousands)
	Notional	Maturity	Fixed	Variable	Notional	Maturity	Fixed	Variable
	Amount	Date	Rate	Rate	Amount	Date	Rate	Rate

Cash Flow Hedge:
Pay-fixed interest rate swap	$746	April, 2009	5.24%	4.53%	$789	April, 2009	5.24%	3.97%
Other Derivatives:
Pay-fixed interest rate swap	10,000	October, 2006	3.94	4.62	10,000	October, 2006	3.94	4.08
Pay-fixed interest rate swap	10,000	November, 2006	3.75	4.63	10,000	November, 2006	3.75	4.12
Pay-fixed interest rate swap	10,000	December, 2006	4.94	4.93	10,000	December, 2006	4.94	4.50
Callable receive-fixed interest rate swap	—		4.94	—	10,000	January, 2010	4.25	4.44
Callable receive-fixed interest rate swap	—		4.94	—	10,000	February, 2010	4.35	4.39
Callable receive-fixed interest rate swap	—		4.94	—	10,000	February, 2010	4.10	4.42
Callable receive-fixed interest rate swap	—		4.94	—	10,000	November, 2010	4.00	4.41
Pay-fixed interest rate swap	4,719	June, 2011	4.94	4.61	4,742	June, 2011	5.49	4.20
			4.94
			4.94

	$35,465				$75,531

At March 31, 2006 and December 31, 2005, the fair value of the interest rate swaps designated as cash flow hedges represented unrealized losses of $6,000 and $14,000, respectively. There were no unrealized gains on interest rate swaps which qualify as cash flow hedges as of March 31, 2006 and December 31, 2005. At March 31, 2006 and December 31, 2005, the fair value of other derivatives included in other assets totaled $111,000 and $40,000, respectively. At March 31, 2006 and December 31, 2005, the fair value of other derivatives included in other liabilities totaled $142,000 and $1,141,000.
As required by SFAS No. 133, the Corporation is amortizing to interest expense over the remaining term of the swap the market loss of the interest rate swap that no longer qualifies for cash flow hedge accounting because upon adoption of FIN46R, the Corporation did not redesignate a new hedging relationship. At March 31, 2006 and December 31, 2005, the balance of the unamortized loss, net of tax effect, on the interest rate swap included in accumulated other comprehensive income is $61,000 and $96,000, respectively.
Note 10 — Earnings Per Share
Basic earnings per share for the three months ended March 31, 2006 and 2005 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effect of dilutive securities is computed using the treasury stock method. At March 31, 2006 and 2005, average employee stock options totaling 86,750 and 7,067 were anti-dilutive.

	Three Months Ended March 31,
	2006	2005

Numerator:
Net income	$856,653	$1,525,128

Numerator for basic earnings per share— income available to common stockholders	856,653	1,525,128

Numerator for diluted earnings per share— income available to common stockholders	856,653	1,525,128

Denominator:
Denominator for basic earnings per share—weighted-average common shares outstanding	2,460,666	2,413,902

Effect of dilutive securities:
Employee stock options	16,574	48,482

Denominator for diluted earnings per share—adjusted weighted-average common shares and assumed conversions	2,477,240	2,462,384

Basic earnings per share	$0.35	$0.63
Diluted earnings per share	0.35	0.62

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
Overview
     The following discussion and analysis is presented to assist in the understanding and evaluation of the Corporation’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction with the Form 10-Q. The presentation focuses on the three months ended March 31, 2006 and the comparable periods in 2005.
Results of Operations
Comparison of Three Months Ended March 31, 2006 and 2005
     General. Net income for the three months ended March 31, 2006 decreased $668,000 to $857,000 from $1.5 million for the same period in 2005. The three months ended March 31, 2005 included a gain on the sale of the 50% equity investment in a leasing joint venture, m2 Lease Funds, LLC (“m2”), of $973,000. The three months ended March 31, 2006 included an increase of $2.9 million in interest income and a reduction of income tax expense of $396,000 which were partially offset by increases in interest expense of $2.6 million. Diluted earnings per share for the three months ended March 31, 2006 decreased to $0.35 from $0.62 for the same period in 2005 largely attributable to the decrease in net income. The annualized returns on average assets and average stockholders’ equity for the three months ended March 31, 2006 were .51% and 8.16%, respectively, as compared to 1.04% and 15.80%, respectively, for the same period in 2005.
     Net Interest Income. Net interest income increased $261,000, or 6.1%, to $4.5 million for the three months ended March 31, 2006 from $4.2 million for the same periods in 2005. The improvement in net interest income for the three months ended March 31, 2006 was due to an increase in average earning assets partially offset by a decrease in net interest margin as compared to the same period in 2005. The net interest margin decreased to 2.84% for the three months ended March 31, 2006 from 3.05% for the same period in 2005. The decrease in the net interest margin was the result of the increase in yields paid on interest-rate liabilities outpacing the increase in yields earned on interest-earning assets. This was also reflected in the decrease in the interest rate spread to 2.45% for the three months ended March 31, 2006 from 2.69% for the same three month period in 2005.
     Interest income on interest-earning assets increased $2.9 million to $10.8 million for the three months ended March 31, 2006 from $7.9 million for the same period in 2005. In particular, interest income on loans and leases increased $2.6 million to $9.8 million for the three months ended March 31, 2006 from $7.2 million for the same periods in 2005. This was due to an increase in average loans and leases outstanding of $63.2 million, or 13.3%, accompanied by an increase in average yields earned on loans and leases to 7.30% from 6.08%, primarily caused by a change in market rates. The average balance of loans and leases increased to $537.5 million for the three months ended March 31, 2006 from $474.2 million for the three months ended March 31, 2005. The increase was driven largely by growth in mortgage loans which includes commercial real estate, construction, multi-family and 1-4 family loans. For the three months ended March 31, 2006, the average balance of mortgage loans grew $44.4 million, or 14.3% from $311.0 million to $355.3 million. Average commercial loans also increased $24.6 million, or 18.0% to $161.2 million for the three months ended March 31, 2006 from $136.5 million for the same period in 2005. The growth in mortgage and commercial loans has largely been the result of expanding relationships with existing clients and attracting new clients in both of the Banks’ two principal markets.
     Also contributing to the increase in income on interest earning assets was an increase in income on mortgage related securities of $275,000 to $966,000 for the three months ended March 31, 2006 from $691,000 for the same period in 2005. Purchases of such securities were made as interest rates have become more attractive in those securities as a result of rising mortgage rates. Average balances of mortgage related securities increased $16.9 million to $91.6 million for the three months ended March 31, 2006 from $74.7 million for the same period in 2005. These increases were accompanied by an increase in average yields on such securities from 3.53% for the three months ended March 31, 2005 to 4.09% in 2006. It is the Corporation’s policy to diversify assets and part of that diversification includes an investment portfolio that is no less than 10.0% of total assets.
     Interest expense increased $2.6 million to $6.3 million for the three months ended March 31, 2006 from $3.7 million for the same period in 2005. These increases were primarily due to a $2.3 million increase in interest expense on deposits for the three months ended March 31, 2006 with the weighted average rate increasing to 4.19% from 2.87% for the same period in 2005. The increases in interest expense were largely due to rising rates on deposits accompanied by increases in average interest-bearing deposits of $73.0 million or 15.9% for the three month period from $458.0 million for the three months ended March 31, 2005 to $531.0 million for the same periods in 2006. These increases were largely a result of growth in money market accounts acquired primarily within the local market and growth in average certificates of deposit primarily acquired through deposit brokers. Average money market deposits increased $46.7 million, or 49.3%, for the period from $94.7 million for the three months ended March 31, 2005 to $141.4 million for the same period in 2006. Average certificates of deposit increased $25.6 million from $312.3 million for the three months ended March 31, 2005 to $337.9 million for the same period in 2006. Average other borrowings increased $14.1 million to $22.9 million from $8.8 million for the three months ended March 31, 2005. The overall weighted average cost of borrowings increased from 4.62% for the three months ended March 31, 2005 to 6.02% for the same period in 2006. Specifically average federal funds purchased increased $11.8 million to $14.1 million for the three months ended March 31, 2006 from $2.3 million for the same period in 2005. The average cost of federal funds purchased was 4.57% for the three months ended March 31, 2006 as compared to 2.10% for the same period in 2005. These increases were partially offset by decreases in the average balance of Federal Home Loan Bank (“FHLB”) advances, used as another source of funding, of $1.3 million from $16.0 million for the respective three months ended March 31, 2005 to $14.7 million for the same periods in 2006, with the average cost of such advances of 2.28% in 2005 as compared to 4.67% for the same period in 2006.
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
     Provision for Loan and Lease Losses. There was no provision for loan and lease losses for the three months ended March 31, 2006 compared to a provision of $65,000 for the three months ended March 31, 2005. The primary reason for no provision in loan and lease losses during the three month period in 2006 is the modest growth in the loan and lease portfolio was accompanied by no significant changes in the risk profile associated with the loan and lease portfolio. The improvement in the Corporation’s historical charge-off migration was offset by an increase in the specific reserves established for impaired loans due to declining values of collateral. In order to establish the levels of the allowance for loan and lease losses, management regularly reviews its historical charge-off migration analysis and an analysis of the current level and trend of several factors that management believes provide an indication of losses in the loan and lease portfolio. These factors include delinquencies, volume, average size, average risk rating, technical defaults, geographic concentrations, industry concentrations, loans and leases on the management attention list, experience in the credit granting functions and changes in underwriting standards. There was no charge-off activity for these periods.
     Non-Interest Income. Non-interest income, consisting primarily of deposit and loan related fees as well as fees earned for trust and investment services, changes in fair value of derivatives and income from bank-owned life insurance, decreased $976,000 to $733,000 for the three months ended March 31, 2006 as compared to $1.7 million for the same period in 2005. A gain on sale of $973,000 from the Corporation’s 50% owned joint venture, m2 occurred during the three months ended March 31, 2005. Other primary contributors to the decrease for the three months ended March 31, 2006 were a $90,000 increase in the expense related to derivatives and a decrease in service charges on demand deposit accounts of $18,000. These decreases were partially offset by an increase of $64,000 in income from bank-owned life insurance for the three months ended March 31, 2006 as compared to the same period during 2005 due to the purchase of additional bank-owned life insurance. In addition to this, there was an increase of $20,000 in trust and investment services fee income from FBB’s trust and investment services area due to successful efforts to increase trust assets under management. Money transferred in from new and existing clients as well as market appreciation contributed to the increase in trust assets managed.
     Non-Interest Expense. Non-interest expense increased $415,000, or 11.6%, to $4.0 million for the three months ended March 31, 2006 from $3.6 million in the same period for 2005. A significant portion of the increase for the three month period ended March 31, 2006 as compared to the same period in 2005 was due to an increase of $326,000 in employee salaries and benefits reflecting additions to staff, increases in benefit costs and expense associated with the issuance of restricted stock units. Professional and consulting fees increased $33,000 for the three months ended March 31, 2006 due to additional fees associated with listing our common stock with NASDAQ and other outside services. Marketing increased $44,000 for the three month period as a result of loan, deposit, and general marketing campaigns. Data processing increased $56,000 for the three month period largely to keep pace with internal growth as well as overall technology in the industry. Occupancy increased $14,000 for the three months ended March 31, 2006 as compared to the same period in 2005. These increases were offset by a decrease of $59,000 in other expenses for the three month period as compared to the same period in the prior year. The decrease was largely due to impairment in the investment in a community housing project of $98,000 during the three months ended March 31, 2005 compared to $14,000 for the same period in 2006.
     Income Taxes. Income tax expense was $411,000 for the three months ended March 31, 2006, with an effective rate of 32.4% compared to $807,000 for the same period in 2005, with an effective rate of 34.6%. Contributing to the reduction in the effective tax rate during the three months ended March 31, 2006 was an increase in the amount of non-taxable income from bank-owned life insurance in comparison to the same period for 2005.
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

	Three Months Ended March 31,
	2006			2005
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)
Interest-Earning Assets
Mortgage loans	$355,337	$6,036	6.80%	$310,959	$4,247	5.46%
Commercial loans	161,150	3,466	8.60	136,543	2,604	7.63
Leases	18,154	261	5.76	25,035	335	5.35
Consumer loans	2,809	46	6.45	1,704	25	5.83

Total loans and leases receivable (1)	537,450	9,809	7.30	474,241	7,211	6.08
Mortgage-related securities (2)	91,667	937	4.09	74,719	659	3.53
Investment securities (2)	4,896	43	3.53	4,595	32	2.79
Federal Home Loan Bank stock	2,898	22	3.04	2,773	38	5.48
Fed funds sold and other	19	—	0.00	3,036	15	1.98
Interest bearing deposits	24	—	0.00	101	1	3.96

Total interest-earning assets	636,954	10,811	6.79	559,465	7,956	5.69
Non-interest-earning assets	32,074			24,556

Total assets	$669,028			$584,021

Interest-Bearing Liabilities
NOW accounts	$51,678	$508	3.93	$51,021	$286	2.24
Money market	141,442	1,460	4.13	94,712	572	2.42
Certificates — regular	290,310	3,102	4.27	271,690	2,174	3.20
Certificates — large	47,588	496	4.17	40,580	255	2.51

Total deposits	531,018	5,566	4.19	458,003	3,287	2.87
Junior subordinated debentures	10,310	248	9.62	10,310	228	8.85
FHLB advances	14,732	172	4.67	16,026	92	2.30
Other borrowings	22,858	301	5.27	8,771	86	3.92

Total interest-bearing liabilities	578,918	6,287	4.34	493,110	3,693	3.00
Non-interest-bearing liabilities	48,081			52,312

Total liabilities	626,999			545,422
Stockholders’ equity	42,029			38,599

Total liabilities and Stockholders’ equity	$669,028			$584,021

Net interest income/interest rate spread		$4,524	2.45%		$4,263	2.69%

Net interest-earning assets	$58,036			$66,355

Net interest margin			2.84%			3.05%

Ratio of average interest-earning assets to average interest-earning liabilities	1.10			1.13

Return on average assets	0.51%			1.04%

Return on average equity	8.16%			15.80%

Average equity to average assets	6.28%			6.61%

Non-interest expense to average assets	2.39%			2.56%

(1)	The average balances of loans and leases include non-performing loans and leases, interest of which is generally recognized on a cash basis

(2)	Includes amortized cost basis of assets held and available for sale.

Financial Condition
     General. The total assets of FBFS increased $1.9 million to $671.1 million at March 31, 2006 from $669.2 million at December 31, 2005. This increase was funded primarily by net increases in deposits and other borrowings of $3.3 million. This growth is generally invested in securities and loans and leases receivable.
     Securities. Securities available-for-sale increased $5.0 million at March 31, 2006 from December 31, 2005 as a result of purchases of $8.0 million net of maturities of $3.0 million during the quarter. Mortgage-related securities consisted largely of agency-backed mortgage-derivative securities in the form of REMICSs.
     Loans and Leases Receivable. Total net loans and leases increased $1.0 million to $533.7 million at March 31, 2006 from $532.7 million at December 31, 2005. The activity in the loan and lease portfolio consisted of originations of $47.2 million offset by principal repayments and participations sold of $46.2 million. Deferred loan fees declined $33,000 to $208,000 at March 31, 2006 from $241,000 at December 31, 2005. The primary reason for this decrease was that the amortization of the origination fees outpaced the fees collected on loans originated by the Banks during the three months ended March 31, 2006.
     Deposits. As of March 31, 2006, deposits increased $10.6 million to $578.1 million from $567.5 million at December 31, 2005. The increase during the three months ended March 31, 2006 was largely attributable to an increase of $15.0 million in money market accounts accompanied by an increase in certificates of deposit of $1.4 million. These increases were partially offset by a decrease of $5.8 million in transaction accounts. The weighted average cost of deposits increased to 4.19% at March 31, 2006 from 3.44% at December 31, 2005.
     Borrowings. The Corporation had borrowings of $42.7 million as of March 31, 2006 compared to $50.0 million as of December 31, 2005, a decrease of $7.3 million. Fed funds purchased decreases of $15.0 million were partially offset by purchases of FHLB advances totaling $7.0 million. As of March 31, 2006 borrowings included FHLB advances of $19.5 million which had a weighted average rate of 4.67%, junior subordinated debentures of $10.3 million with a weighted average rate of 9.62% as well as Fed funds purchased and securities sold under agreement to repurchase which totaled $4.4 million and had a weighted average rate of 4.52%. In addition, the Corporation had a $3.5 million line of credit with a weighted average rate of 6.27% and a $5.0 million subordinated note payable which carried a weighted average rate of 6.88%. At December 31, 2005, FHLB advances were $12.5 million with a weighted average rate of 3.67%. Fed funds purchased and securities sold under agreement to repurchase totaled $19.5 million and had a weighted average rate of 3.45%. The Corporation’s line of credit of $2.8 million had a weighted average rate of 5.39%, the subordinated note payable of $5 million carried a weighted average rate of 5.75% and junior subordinated debentures of $10.3 million had a weighted average rate of 9.18%.
     Stockholders’ Equity. As of March 31, 2006, stockholders’ equity was $42.5 million or 6.3% of total assets. Stockholders’ equity increased $636,000 during the three months ended March 31, 2006 primarily as a result of comprehensive income of $679,000, which includes net income of $857,000. Stock options exercised totaled $91,000. Additional paid in capital increased $31,000 upon adoption of SFAS No. 123(R) Share Based Payments. See Note 1 to the unaudited consolidated financial statements. These increases were partially offset by an increase in accumulated other comprehensive loss of $178,000, dividends paid of $148,000 and treasury stock purchases of $17,000. As of December 31, 2005, stockholders’ equity totaled $41.8 million or 6.3% of total assets.
     During the three months ended March 31, 2006, options for 9,280 shares of common stock were exercised at a weighted-average price of $9.73 per share.

Asset Quality
     Non-performing Assets. Non-performing assets consists of non-accrual loans and leases of $1.5 million, or 0.27% of total assets as of March 31, 2006, as compared to $1.5 million, or 0.29% of total assets, as of December 31, 2005. A loan to a plumbing, heating and air conditioning company with a net carrying value totaling $200,000 was renewed and taken off of non accrual status upon collection of interest due to the Bank. Offsetting this decrease is an increase in non-accrual loans due to one loan to a pharmaceutical sales company with a net carrying value totaling $200,000. As of March 31, 2006 the Corporation does not anticipate any loss from this borrower.
     The Corporation’s non-accrual loans and leases consist of the following at March 31, 2006 and December 31, 2005, respectively.

	At March 31,	At December 31,
	2006	2005
	(Dollars in Thousands)
Non-accrual loans	$1,408	$1,454
Non-accrual leases	51	90

Total non-accrual loans and leases	1,459	1,544
Foreclosed properties and repossessed assets, net	—	—

Total non-performing assets	$1,459	$1,544

Performing troubled debt restructurings	$—	$—

Total non-accrual loans and leases to total loans and leases	0.27%	0.29%
Total non-performing assets to total assets	0.22	0.23
Allowance for loan and lease losses to total loans and leases	1.25	1.25
Allowance for loan and lease losses to non-accrual loans and leases	464.42	438.64

     The following represents information regarding the Corporation’s impaired loans:

	March 31,	December 31,
	2006	2005
	(In Thousands)
Impaired loans and leases with impairment
reserves required	$1,459	$1,544

Less:
Impairment reserve (included in allowance for loan and lease losses)	504	399

Net impaired loans and leases	$955	$1,145

Average impaired loans and leases	$1,628	$2,192

Interest income attibutable to impaired loans and leases	37	112

Interest income recognized on impaired loans and leases	8	65
     The amount of foregone interest for the three months ended March 31, 2006 and the year ended December 31, 2005 was $29,000 and $47,000, respectively.
     A summary of the activity in the allowance for loan and lease losses follows:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in Thousands)
Allowance at beginning of period	$6,773	$6,375
Charge-offs:
Mortgage

Total charge-offs	—	—
Recoveries:
Mortgage	1	1
Commercial	—	3

Total recoveries	1	4
Net recoveries (charge-offs)	1	4
Provision for loan and lease losses	—	65

Allowance at end of period	$6,774	$6,444

Allowance to gross loans	1.25%	1.31%
     There were no loan and lease charge-offs for the three months ended March 31, 2006 and 2005. Recoveries for the three months ended March 31, 2006 were $1,000 and $4,000 for the same period in 2005.

Liquidity and Capital Resources
     During the three months ended March 31, 2006 and 2005 and the year ended December 31, 2005, the Banks did not make dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations and that any future projected dividends from the Banks will be sufficient to meet the Corporation’s liquidity needs. The Corporation’s principal liquidity requirements at March 31, 2006 are the repayment of a short-term borrowing of $3.5 million and interest payments due on subordinated debentures and the junior subordinated debentures during 2006. The Corporation expects to meet its liquidity needs through existing cash flow sources, its bank line of credit and/ or dividends received from the Banks. The Corporation and its subsidiaries continue to have a strong capital base and the Corporation’s regulatory capital ratios continue to be significantly above the defined minimum regulatory ratios.
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
     Brokered deposits are used by the Banks, which allows them to gather funds across a larger geographic base at price levels considered attractive. Access to such deposits allows the flexibility to not pursue single service deposit relationships in markets that have experienced some unprofitable pricing levels. Brokered deposits account for $284.9 million and $279.6 million of deposits as of March 31, 2006 and December 31, 2005, respectively. Brokered deposits are utilized to support asset growth and are generally a lower cost source of funds when compared to the interest rates on deposits with similar terms that would need to be offered in the local markets to generate a sufficient level of funds. In addition, the administrative costs associated with brokered deposits are considerably less than the administrative costs that would be incurred to administer a similar level of local deposits. Although local market deposits are expected to increase as new client relationships are established and as existing clients increase the balances in their deposit accounts, the usage of brokered deposits will likely remain. In order to provide for ongoing liquidity and funding, all of the brokered deposits are certificates of deposit that do not allow for withdrawal, at the option of the depositor, before the stated maturity. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure so that at least 90 days of maturities would be funded through other means, including but not limited to advances from the Federal Home Loan Bank, replacement with higher cost local market deposits or cash flow from borrower repayments and security maturities.
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
     As of March 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions (DFI) categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. The qualification results in lower assessment of FDIC premiums, among other benefits.
     In addition, the Banks exceeded minimum net worth requirement of 6.0% as required by the State of Wisconsin at December 31, 2005.
     The following table summarizes the Corporation and Banks’ capital ratios and the ratios required by their federal regulators at March 31, 2006 and December 31, 2005, respectively:

					Minimum Required
			Minimum Required		to be Well
			for Capital		Capitalized Under
	Actual		Adequacy Purposes		FDIC Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
As of March 31, 2006:

Total capital
(to risk-weighted assets)
Consolidated	$63,057	11.16%	$45,184	8.00%	N/A	N/A
First Business Bank	56,575	11.18	40,492	8.00	$50,615	10.00%
First Business Bank — Milwaukee	9,275	10.66	6,963	8.00	8,704	10.00

Tier 1 capital
(to risk-weighted assets)
Consolidated	$51,283	9.08%	$22,592	4.00%	N/A	N/A
First Business Bank	51,047	10.09	20,246	4.00	$30,369	6.00%
First Business Bank — Milwaukee	8,185	9.40	3,481	4.00	5,222	6.00

Tier 1 capital
(to average assets)
Consolidated	$51,283	7.67%	$26,736	4.00%	N/A	N/A
First Business Bank	51,047	9.06	22,547	4.00	$28,184	5.00%
First Business Bank — Milwaukee	8,185	7.83	4,179	4.00	5,224	5.00

					Minimum Required
			Minimum Required		to be Well
			for Capital		Capitalized Under
	Actual		Adequacy Purposes		FDIC Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
As of December 31, 2005:

Total capital
(to risk-weighted assets)
Consolidated	$62,234	10.43%	$47,748	8.00%	N/A	N/A
First Business Bank	55,240	10.88	40,610	8.00	$50,763	10.00%
First Business Bank — Milwaukee	9,009	10.32	6,981	8.00	8,727	10.00

Tier 1 capital
(to risk-weighted assets)
Consolidated	$50,461	8.45%	$23,874	4.00%	N/A	N/A
First Business Bank	49,713	9.79	20,305	4.00	$30,458	6.00%
First Business Bank — Milwaukee	7,917	9.07	3,491	4.00	5,236	6.00

Tier 1 capital
(to average assets)
Consolidated	$50,461	7.92%	$25,486	4.00%	N/A	N/A
First Business Bank	49,713	9.14	21,746	4.00	$27,182	5.00%
First Business Bank — Milwaukee	7,917	8.21	3,858	4.00	4,823	5.00
Contractual Obligations
     The following table summarizes the Corporation’s contractual cash obligations and other commitments at March 31, 2006.

	Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Contractual Obligations	(Dollars in Thousands)
Operating lease obligations	$5,232	$581	$1,159	$1,159	$2,333
Fed funds purchased and securities repurchase agreements	4,361	4,361	—	—	—
Time deposits	336,685	134,634	140,947	61,104	—
Line of Credit	3,515	3,515	—	—	—
Subordinated debt	5,000	—	—	—	5,000
Junior subordinated debentures	10,310	—	—	—	10,310
FHLB advances	17,543	9	6,017	11,022	494

Total contractual obligations	$382,646	$143,099	$148,124	$73,286	$18,137

Off-balance Sheet Arrangements
     As of March 31, 2006 the Corporation had outstanding commitments to originate $183.8 million of loans. Commitments to extend funds to or on behalf of clients pursuant to standby letters of credit totaled $19.1 million as of March 31, 2006. Commitments to extend funds typically have a term of less than one year; however the Banks have $49.4 million of commitments which extend beyond one year. No losses are expected as a result of these funding commitments. The Banks have entered into agreements with certain brokers that provide blocks of funds at specified interest rates for agreed upon fees. The Banks also utilize interest rate swaps for the purposes of interest rate risk management. Such instruments are discussed in Note 9 to the Consolidated Financial Statements. Management believes adequate capital and liquidity are available from various sources to fund projected commitments.
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
     The Corporation’s asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation’s economic sensitivity to change in rates at March 31, 2006 has not changed materially since December 31, 2005.
Item 4 — Controls and Procedures
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
     There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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
Item 1A. Risk Factors
     There have been no material changes to risk factors as previously disclosed in Item 1A. to Part 1 of the recent Form 10-K filed March 17, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	The following transactions occurred during the quarter ended March 31, 2006 pursuant to the 1993 Equity Incentive Plan. On January 13, 2006, 1,865 shares of FBFS common stock were sold for $16,952.85. On February 22, 2006, 5,315 shares of common stock were sold for $48,313.35. On March 28, 2006, 2,100 shares of FBFS common stock were sold for $25,011.00. Those transactions were entered into pursuant to the exemption provided in Rule 701.

(b)	None.

(c)	Issuer Purchases of Equity Securities

			Total Number	Maximum
			Of Shares	Number that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased
	Of Shares	Price Paid	Announced	Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs
January 1 - 31, 2006	712	$23.80	None	None
February 1 - 28, 2006	—	—	—	—
March 1 - 31, 2006	—	—	—	—
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

May 2, 2006