Form 10-Q
period 2006-06-30
First Business Financial Services, Inc.
filed 2006-08-10
CIK 1305399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2006
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
Yes ☐     No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on August 9, 2006 was 2,482,055 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. — Financial Statements
Consolidated Balance Sheets

	(unaudited)
	June 30,	December 31,
	2006	2005
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$11,982	$16,568
Short-term investments	96	139

Cash and cash equivalents	12,078	16,707
Securities available-for-sale, at fair value	96,205	92,055
Loans and leases receivable, net	542,004	532,716
Leasehold improvements and equipment, net	1,118	1,155
Cash surrender value of bank-owned life insurance	13,153	12,856
Investment in Federal Home Loan Bank stock, at cost	2,127	2,898
Goodwill and other intangibles	2,832	2,852
Accrued interest receivable and other assets	8,540	8,010

Total assets	$678,057	$669,249

Liabilities and Stockholders’ Equity
Deposits	$574,773	$567,464
Securities sold under agreement to repurchase	796	713
Federal Home Loan Bank and other borrowings	41,665	39,045
Junior subordinated debentures	10,310	10,310
Other liabilities	7,494	9,874

Total liabilities	635,038	627,406

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $10 par value, 10,000 Series A shares and 10,000 Series B shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 8,000,000 shares authorized, 2,495,634 and 2,456,754 shares issued, 2,473,176 and 2,435,008 outstanding in 2006 and 2005, respectively	25	24
Additional paid-in capital	22,873	22,712
Retained earnings	22,725	21,085
Accumulated other comprehensive loss	(2,078)	(1,469)
Treasury stock (22,458 and 21,746 shares in 2006 and 2005, respectively), at cost	(526)	(509)

Total stockholders’ equity	43,019	41,843

Total liabilities and stockholders’ equity	$678,057	$669,249

See accompanying Notes to Unaudited Consolidated Financial Statements.

Unaudited Consolidated Statements of Income

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2006	2005	2006	2005
	(In Thousands, Except Share Data)
Interest income:
Loans and leases	$10,509	$8,043	$20,318	$15,254
Securities income:
Taxable	982	772	1,948	1,463
Short-term investments	45	48	81	102

Total interest income	11,536	8,863	22,347	16,819
Interest expense:
Deposits	5,950	3,875	11,516	7,162
Notes payable and other borrowings	526	256	999	434
Junior subordinated debentures	254	234	502	462

Total interest expense	6,730	4,365	13,017	8,058

Net interest income	4,806	4,498	9,330	8,761
Provision for loan and lease losses	71	—	71	65

Net interest income after provision for loan and lease losses	4,735	4,498	9,259	8,696

Non-interest income:
Service charges on deposits	181	214	377	428
Credit, merchant and debit card fees	41	43	78	81
Loan fees	143	133	291	278
Gain on sale of 50% owned joint venture	—	—	—	973
Increase in cash surrender value of bank-owned life insurance	146	93	298	181
Trust and investment services fee income	359	244	661	526
Change in fair value of interest rate swaps	(12)	336	(171)	272
Net cash settlement of interest rate swaps	44	(21)	18	(52)
Other	34	78	118	142

Total non-interest income	936	1,120	1,670	2,829

Non-interest expense:
Compensation	2,483	2,148	5,016	4,355
Occupancy	257	264	496	489
Equipment	125	117	247	238
Data processing	229	235	445	395
Marketing	213	231	420	394
Professional fees	334	411	582	626
Other	419	340	844	824

Total non-interest expense	4,060	3,746	8,050	7,321

Income before income tax expense	1,611	1,872	2,879	4,204
Income tax expense	532	649	943	1,456

Net income	$1,079	$1,223	$1,936	$2,748

Earnings per share:
Basic	$0.44	$0.51	$0.78	$1.14
Diluted	0.43	0.50	0.78	1.12
Dividends declared per share	0.06	0.115	0.12	0.115
See accompanying Notes to Unaudited Consolidated Financial Statements.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	loss	stock	Total
	(Dollars in thousands, except share data)
Balance at December 31, 2004	$24	$22,426	$16,752	$(677)	$(384)	$38,141
Comprehensive income:
Net income	—	—	2,748	—	—	2,748
Unrealized securities losses arising during the period	—	—	—	(650)	—	(650)
Unrealized derivatives gains arising during the period	—	—	—	2	—	2
Reclassification adjustment for realized loss on derivatives	—	—	—	135	—	135
Income tax effect	—	—	—	220	—	220

Comprehensive income						2,455
Cash dividends ($0.115 per share)	—	—	(278)	—	—	(278)
Treasury stock purchased (150 shares)	—	—	—	—	(3)	(3)
Stock options exercised (6,280 shares)	—	103	—	—	—	103

Balance at June 30, 2005	$24	$22,529	$19,222	$(970)	$(387)	$40,418

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	loss	stock	Total
	(Dollars in thousands, except share data)
Balance at December 31, 2005	$24	$22,712	$21,085	$(1,469)	$(509)	$41,843
Comprehensive income:
Net income	—	—	1,936	—	—	1,936
Unrealized securities losses arising during the period	—	—	—	(1,036)	—	(1,036)
Unrealized derivatives gains arising during the period	—	—	—	10	—	10
Reclassification adjustment for realized loss on derivatives	—	—	—	65	—	65
Income tax effect	—	—	—	352	—	352

Comprehensive income						1,327
Expense from issuance of restricted shares (31,600 shares)	—	71	—	—	—	71
Cash dividends ($0.12 per share)	—	—	(296)	—	—	(296)
Treasury stock purchased (712 shares)	—	—	—	—	(17)	(17)
Stock options exercised (9,280 shares)	1	90	—	—	—	91

Balance at June 30, 2006	$25	$22,873	$22,725	$(2,078)	$(526)	$43,019

See accompanying Notes to Unaudited Consolidated Financial Statements

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2006	2005
	(In Thousands)
Operating Activities
Net income	$1,936	$2,748
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(180)	(1,776)
Provision for loan and lease losses	71	65
Depreciation, amortization and accretion, net	346	537
Expense from issuance of restricted shares	71	—
Change in fair value of interest rate swaps	171	(272)
Increase in cash surrender value of bank-owned life insurance	(298)	(181)
Origination of loans originated for sale	(457)	—
Sale of loans originated for sale	457	137
Gain on sale of loans originated for sale	(4)	(1)
Gain on sale of 50% owned joint venture	—	(973)
Increase (decrease) in accrued interest receivable and other assets	92	(967)
Increase (decrease) in accrued expenses and other liabilities	(1,234)	2,145

Net cash provided by operating activities	972	1,462

Investing activities
Proceeds from maturities of available-for-sale securities	9,660	13,747
Proceeds from sale of 50% owned joint venture	—	2,100
Purchases of available-for-sale securities	(14,936)	(37,120)
Decrease (increase) in investment in FHLB stock	771	(75)
Net increase in loans and leases	(9,355)	(16,100)
Purchases of leasehold improvements and equipment, net	(148)	(27)

Net cash used in investing activities	(14,008)	(37,475)

Financing activities
Net increase in deposits	7,309	35,895
Net increase (decrease) in FHLB line of credit	6,996	(11,154)
Net increase (decrease) in short-term borrowed funds	(4,291)	14,910
Termination of interest rate swaps	(1,384)	—
Exercise of stock options	91	103
Cash dividends	(296)	(278)
Purchase of treasury stock	(17)	(3)

Net cash provided by financing activities	8,408	39,473

Net increase (decrease) in cash and cash equivalents	(4,629)	3,460
Cash and cash equivalents at beginning of period	16,707	8,721

Cash and cash equivalents at end of period	$12,078	$12,181

Supplementary cash flow information
Cash paid or credited to accounts:
Interest on deposits and borrowings	$12,885	$7,797
Income taxes	1,616	2,142

Non-cash transactions:
Loans transferred to foreclosed properties	—	650
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
In conformity with GAAP, management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could experience significant changes in the near-term include the allowance for loan and lease losses, the value of foreclosed property, lease residuals, derivative financial instruments, hedging activities and accrued and deferred income taxes. The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2006.
Recent Accounting Changes.
Accounting for Uncertainty in Income Taxes. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes which is an interpretation of FASB No. 109, Accounting for Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the Corporation’s financial statements. The interpretation applies to situations where there is uncertainty about the timing of the deduction, the amount of deduction, or the validity of the deduction. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Corporation is in the process of determining if the adoption of FIN No. 48 will have a material effect on the Corporation’s consolidated financial statements.
Note 3 — Share Based Compensation.
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R” or the “Statement”). This Statement is a revision of SFAS No. 123, Accounting for Stock-based Compensation (“SFAS No. 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance and amends SFAS No. 95, Statement of Cash Flows (“SFAS No. 95”). On January 1, 2006, the Corporation adopted the provisions of SFAS No. 123R using the prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for equity instruments. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under SFAS No. 95.

Prior to the adoption of SFAS No. 123R, the Corporation followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options. Accordingly, no compensation expense was recognized under the Corporation’s equity incentive plans, the 1993 plan as amended in 1995 and the 2001 Equity Incentive Plan (“the Plans”). The adoption of SFAS No. 123R resulted in no change in the Corporation’s method of recognizing compensation expense related to previous grants under the Plans.
Equity Incentive Plans
The Plans are administered by the Compensation Committee of the Board of Directors of FBFS and provide for the grant of equity ownership opportunities through incentive stock options, nonqualified stock options (“stock options”) and restricted stock (“unvested shares”). A maximum of 231,188 common shares are currently authorized for awards under the Plans. As of June 30, 2006, 12,804 shares were available for future grants under the Plans. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plans. The Corporation may issue new shares and shares from treasury for shares delivered under the Plans.
In May 2006 the shareholders approved the 2006 Equity Incentive Plan (“the 2006 Plan”). The 2006 Plan is administered by the Compensation Committee of the Board of Directors of FBFS and provides for the grant of equity ownership opportunities through incentive stock options stock options, unvested shares, restricted stock units and performance shares. A maximum of 200,000 common shares are currently authorized and available for awards under the 2006 Plan.
For the three and six months ended June 30, 2006, share-based compensation expense included in net income totaled approximately $31,000 and $71,000, respectively. The income tax benefit related to share-based compensation included in net income totaled approximately $12,000 and $28,000 for the three and six months ended June 30, 2006.
     Stock Options
     Stock options are granted to senior executives and other employees under the Plans. Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is granted. Options granted under the Plans are subject to graded vesting, generally ranging from four to eight years, and have a contractual term of 10 years. For any new awards issued after adoption of SFAS No. 123R provisions, compensation expense will be recognized over the requisite service period for the entire award on a straight-line basis. There were no stock options granted during the three and six months ended June 30, 2006. The Corporation expects that materially all of the outstanding stock options will fully vest.
Stock option activity for the six months ended June 30, 2006 was as follows:

	For the six months ended
	June 30,
	2006
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Options	Price	Life (Years)

Outstanding at January 1, 2006	201,532	$21.05
Granted	—	—
Exercised	(9,280)	9.73
Forfeited	(9,345)	22.40

Outstanding at end of period	182,907	$21.55	6.9

Options exercisable at June 30, 2006	113,375	$19.46	6.2

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
     Restricted Shares
     Under the 2001 and 2006 Equity Incentive Plans, participants may be granted restricted shares, each of which represents an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive a common share on the date specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under this plan are subject to graded vesting. For awards with graded vesting, compensation expense is recognized over the requisite service period of four years for the entire award on a straight-line basis. Restricted share activity for the six months ended June 30, 2006 was as follows:

	Number of	Weighted Average
	Restricted	Grant-Date
	Shares	Fair Value

Nonvested balance as of January 1, 2006	$—	$—
Granted	31,600	23.13
Vested	—	—
Forfeited	(2,000)	23.03

Nonvested balance as of June 30, 2006	29,600	$23.13

As of June 30, 2006, there was approximately $613,000 of deferred compensation expense related to nonvested restricted share awards in equity, which is expected to be recognized over four years. As of June 30, 2006 there were no restricted shares vested and not delivered.
Note 4 — Goodwill and Other Intangible Assets.
Goodwill is not amortized but is subject to impairment tests on at least an annual basis. No impairment loss was necessary in 2005 or through June 30, 2006. At June, 2006, goodwill was $2,689,000. There was no change in the carrying amount of goodwill for the six months ended June 30, 2006 and 2005, as shown below:

	Six Months Ended
	June 30,
	2006	2005
	(In Thousands)
Balance at beginning of period	$2,689	$2,689
Goodwill acquired	—	—

Balance at end of period	$2,689	$2,689

The Corporation has other intangible assets that are amortized including core deposit intangibles and other intangibles, consisting of a purchased client list from a purchased brokerage/investment business.

Changes in the gross carrying amount, accumulated amortization and net book value of core deposit intangibles and other intangibles were as follows:

	Six Months Ended
	June 30,
	2006	2005
	(In Thousands)
Core deposit intangibles:

Gross carrying amount	$145	$145
Accumulated amortization	(67)	(40)

Net book value	$78	$105

Additions during the year	$—	$—
Amortization during the period	(14)	(18)

Other intangibles:

Gross carrying amount	$120	$120
Accumulated amortization	(54)	(42)

Net book value	$66	$78

Additions during the year	$—	$—
Amortization during the period	(6)	(6)
The following table shows the current period and estimated future amortization expense for amortized intangible assets:

	Core
	Deposit	Other
	Intangibles	Intangibles	Total
	(In Thousands)
Six months ended June 30, 2006	$14	$6	$20

Estimate for the six months ended December 31, 2006	10	6	16

Estimate for the year ended December 31,
2007	18	12	30
2008	13	12	25
2009	10	12	22
2010	7	12	19

	$48	$48	$96

Note 5 — Securities
The amortized cost and estimated fair values of securities available-for-sale are as follows (in thousands):

	As of June 30, 2006
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
Securities available-for-sale	cost	gains	losses	fair value
	(In Thousands)
U.S. Government corporations and agencies	$5,157	$—	$(80)	$5,077
Municipals	185	—	(5)	180
Collateralized mortgage obligations	93,984	—	(3,036)	90,948

	$99,326	$—	$(3,121)	$96,205

	As of December 31, 2005
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
Securities available-for-sale	cost	gains	losses	fair value
	(In Thousands)
U.S. Government corporations and agencies	$3,264	$—	$(80)	$3,184
Municipals	275	—	(3)	272
Collateralized mortgage obligations	90,601	2	(2,004)	88,599

	$94,140	$2	$(2,087)	$92,055

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at June 30, 2006. Such securities have declined in value due to current interest rate environments and not credit quality and do not presently represent realized losses. The Corporation has the ability to and anticipates that these securities, which have been in a continuous loss position but are not other-than-temporarily impaired, will be kept in the portfolio until maturity. If held until maturity, it is anticipated that the investments will be realized with no loss. If the Corporation determines that any of the above securities are deemed other-than-temporarily impaired, the impairment loss will be recognized in the income statement.

     A summary of unrealized loss information for investment securities, categorized by security type follows (in thousands):

	As of June 30, 2006
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
	(In Thousands)
U.S. Government corporations and agencies	$—	$—	$3,178	$80	$3,178	$80
Municipals	180	5	—	—	180	5
Collateralized mortgage obligations	27,926	685	61,876	2,351	89,802	3,036

	$28,106	$690	$65,054	$2,431	$93,160	$3,121

The Corporation has not sold any available-for-sale securities for any of the periods shown and has therefore not realized any gains or losses on such transactions.
At June 30, 2006 and December 31, 2005, securities with a fair value of approximately $25,321,000 and $29,700,000, respectively, were pledged to secure public deposits, securities sold under arrangements to repurchase, and borrowings.
Note 6 — Loans and Allowance for Loan and Lease Losses
Loan and lease receivables consist of the following (in thousands):

	As of June 30,	As of December 31,
	2006	2005
	(In thousands)
First mortgage loans:
Commercial real estate	$244,719	$249,133
Construction	55,735	50,619
Multi-family	26,885	22,115
1-4 family	32,882	26,513

	360,221	348,380

Commercial business loans	148,306	151,688
Direct financing leases, net	18,350	17,852
Second mortgage loans	7,241	8,231
Other loans	14,900	13,579

Gross loans and lease receivables	549,018	539,730

Less:
Allowance for loan and lease losses	6,846	6,773
Deferred loan fees	168	241

Net loans and lease receivables	$542,004	$532,716

An analysis of the allowance for loan and lease losses is presented below (in thousands):

	Six Months Ended	Year Ended
	June 30,	December 31,
	2006	2005
	(In Thousands)
Allowance at beginning of period	$6,773	$6,375
Charge-offs:
Mortgage
Commercial	—	—
Lease	—	—
Consumer	—	(10)

Total charge-offs	—	(10)
Recoveries:
Mortgage	—	4
Commercial	2	4
Lease	—	—
Consumer	—	—

Total recoveries	2	8
Net recoveries (charge-offs)	2	(2)
Provision	71	400

Allowance at end of period	$6,846	$6,773

Allowance to gross loans and leases	1.25%	1.25%
Note 7 — Deposits

	June 30,		December 31,
	2006		2005
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
	(Dollars in Thousands)
Transaction accounts:
Demand deposits	$41,145	0.00%	$46,766	0.00%
Negotiable order of withdrawal (“NOW”) accounts	51,362	4.07	46,962	2.85

	92,507		93,728

Money market accounts	155,315	4.32	138,442	3.10
Certificates of deposit	326,951	4.39	335,294	3.95

	$574,773		$567,464

Note 8 — Borrowings

	As of June 30,
	2006
		Weighted	Weighted
		Average	Average
	Balance	Balance	Rate
	(Dollars in Thousands)
Fed funds purchased and securities sold under agreement to repurchase	$13,271	$12,412	4.74%
FHLB advances	19,541	17,156	4.74
Junior subordinated debentures	10,310	10,310	9.74
Line of credit	4,650	3,656	6.56
Subordinated note payable	5,000	5,000	7.16

	$52,771	$48,534	6.19%

Short-term borrowings	$17,930
Long-term borrowings (due beyond one year)	34,841

	$52,771

	As of December 31,
	2005
		Weighted	Weighted
		Average	Average
	Balance	Balance	Rate
	(Dollars in Thousands)
Fed funds purchased and securities sold under agreement to repurchase	$19,463	$9,021	3.45%
FHLB advances	12,545	11,427	3.67
Junior subordinated debentures	10,310	10,310	9.18
Line of credit	2,750	2,338	5.39
Subordinated note payable	5,000	5,000	5.75

	$50,068	$38,096	5.49%

Short-term borrowings	$22,222
Long-term borrowings (due beyond one year)	27,846

	$50,068

Note 9 — Derivative and Hedging Activities
Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At June 30, 2006 and

December 31, 2005 accumulated other comprehensive income included unrealized after tax losses of $1,000 and $8,000, respectively, related to derivatives used to hedge funding cash flows. At June 30, 2006 and December 31, 2005, the fair value of the interest rate swaps designated as cash flow hedges represented unrealized losses of $2,000 and $14,000, respectively. There were no unrealized gains on interest rate swaps which qualify as cash flow hedges as of June 30, 2006 and December 31, 2005. The estimated amount of pre-tax loss expected to be reclassified into earnings from accumulated other comprehensive income due to net expenses on cash flow hedges within the next twelve months is $2,000.
The unrealized holding gains and losses, net of tax effect, included in other comprehensive income at June 30, 2006 and December 31, 2005, were ($34,000) and ($104,000), respectively. At June 30, 2006 and December 31, 2005, the fair value of other derivatives included in other assets totaled $112,000 and $40,000, respectively. At June 30, 2006 and December 31, 2005, the fair value of other derivatives included in other liabilities totaled $0 and $1,141,000, respectively.
During the second quarter ending June 30, 2006, the Corporation paid $158,000 to terminate the pay-fixed interest rate swap with a notional amount totaling $4,719,000. The interest rate swap which did not qualify for hedge treatment under SFAS No. 133 and therefore any gain or loss was reported in non-interest income as it occurred, was terminated prior to its maturity date. The increase in fair value recorded during 2006, net of tax effect, totaled approximately $58,000.
The interest rate swap agreements consist of the following:

	As of June 30,				As of December 31,
	2006				2005
	(In thousands)
	Notional	Maturity	Fixed	Variable	Notional	Maturity	Fixed	Variable
	Amount	Date	Rate	Rate	Amount	Date	Rate	Rate

Cash Flow Hedge:
Pay-fixed interest rate swap	$703	April, 2009	5.24%	4.86%	$789	April, 2009	5.24%	3.97%

Other Derivatives:
Pay-fixed interest rate swap	10,000	October, 2006	3.94	4.95	10,000	October, 2006	3.94	4.08
Pay-fixed interest rate swap	10,000	November, 2006	3.75	4.76	10,000	November, 2006	3.75	4.12
Pay-fixed interest rate swap	10,000	December, 2006	4.94	5.40	10,000	December, 2006	4.94	4.50
Callable receive-fixed interest rate swap	—		—	—	10,000	January, 2010	4.25	4.44
Callable receive-fixed interest rate swap	—		—	—	10,000	February, 2010	4.35	4.39
Callable receive-fixed interest rate swap	—		—	—	10,000	February, 2010	4.10	4.42
Callable receive-fixed interest rate swap	—		—	—	10,000	November, 2010	4.00	4.41
Pay-fixed interest rate swap	—		—	—	4,742	June, 2011	5.49	4.20

	$30,703				$75,531

As required by SFAS No. 133, the Corporation is amortizing to interest expense over the remaining term of the swap the market loss at the date of termination of the interest rate swap that no longer qualifies for cash flow hedge accounting because upon adoption of FIN46R, the Corporation did not redesignate a new hedging relationship. At June 30, 2006 and December 31, 2005, the balance of the unamortized loss, net of tax effect, on the interest rate swap included in accumulated other comprehensive income is approximately $34,000 and $96,000, respectively.

Note 10 — Earnings Per Share
Basic earnings per share for the three and six months ended June 30, 2006 and 2005 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effect of dilutive securities is computed using the treasury stock method. For the three month periods ended June 30, 2006 and 2005, average anti-dilutive employee stock options totaled 65,500 and 0, respectively. For the six month periods ended June 30, 2006 and 2005, average anti-dilutive employee stock options totaled 65,500 and 11,853, respectively.

	Three Months Ended June 30,
	2006	2005
Numerator:
Net income	$1,079,025	$1,223,007

Numerator for basic and diluted earnings per share— income available to common stockholders	1,079,025	1,223,007

Denominator:
Denominator for basic earnings per share—weighted-average common shares outstanding	2,474,676	2,418,239

Effect of dilutive securities:
Employee stock options	16,722	46,786

Denominator for diluted earnings per share—adjusted weighted-average common shares and assumed conversions	2,491,398	2,465,025

Basic earnings per share	$0.44	$0.51
Diluted earnings per share	0.43	0.50

	Six Months Ended June 30,
	2006	2005
Numerator:
Net income	$1,935,678	$2,748,135

Numerator for basic and diluted earnings per share— income available to common stockholders	1,935,678	2,748,135

Denominator:
Denominator for basic earnings per share—weighted-average common shares outstanding	2,467,710	2,416,071

Effect of dilutive securities:
Employee stock options	16,710	47,626

Denominator for diluted earnings per share—adjusted weighted-average common shares and assumed conversions	2,484,420	2,463,697

Basic earnings per share	$0.78	$1.14
Diluted earnings per share	0.78	1.12
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

Overview
     The following discussion and analysis is presented to assist in the understanding and evaluation of the Corporation’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction with the Form 10-Q. The presentation focuses on the three and six months ended June 30, 2006 and the comparable periods in 2005.
Results of Operations
Comparison of Three and Six Months Ended June 30, 2006 and 2005
     General. Net income for the three and six months ended June 30, 2006 decreased $144,000 and $812,000 to $1.1 million and $1.9 million from $1.2 million and $2.7 million for the same periods in 2005. The increase in net interest income of $569,000 for the six months ended June 30, 2006 was offset by a decrease of $443,000 in the change in fair value of interest rate swaps and an increase in compensation costs of $661,000. Additionally, the six months ended June 30, 2005 included a gain on the sale of the 50% equity investment in a leasing joint venture, m2 Lease Funds, LLC (“m2”), of $973,000. The three months ended June 30, 2006 included an increase of $2.5 million in interest income and a reduction of income tax expense of $117,000 which were offset by increases in interest expense of $2.4 million, a provision for loan and lease losses of $71,000, a decrease of $348,000 in the change in fair value of interest rate swaps and an increase in compensation costs of $335,000. Diluted earnings per share for the three months ended June 30, 2006 decreased to $0.43 from $0.50 for the same period in 2005 largely attributable to the decrease in net income. The annualized returns on average assets and average stockholders’ equity for the three months ended June 30, 2006 were .64% and 10.10%, respectively, as compared to .81% and 12.30%, respectively, for the same period in 2005. Diluted earnings per share for the six months ended June 30, 2006 decreased to $0.78 from $1.12 for the same period in 2005 due to the decrease in net income. The annualized returns on average assets and average stockholders’ equity for the six months ended June 30, 2006 were .58% and 9.14%, respectively, as compared to .93% and 14.02%, respectively, for the same periods in 2005.
     Net Interest Income. Net interest income increased $308,000, or 6.9%, to $4.8 million for the three months ended June 30, 2006 from $4.5 million for the same period in 2005. For the six months ended June 30, 2006, net interest income increased $569,000, or 6.5% to $9.3 million from $8.8 million for the same period in 2005. The improvement in net interest income for the three and six months ended June 30, 2006 was due to an increase in average earning assets partially offset by a decrease in net interest margin as compared to the same period in 2005. The net interest margin decreased to 3.00% for the three months ended June 30, 2006 from 3.09% for the same period in 2005. The net interest margin decreased to 2.92% for the six months ended June 30, 2006 from 3.07% for the same period in 2005. This was also reflected in the decreases in the interest rate spread to 2.57% and 2.51% for the three and six months ended June 30, 2006 from 2.69% for the same three and six month periods in 2005. The decreases in the net interest margin were the result of the increases in yields paid on interest-rate liabilities outpacing the increases in yields earned on interest-earning assets and a decrease in net interest earning assets.
     Interest income on interest-earning assets increased $2.7 million to $11.6 million for the three months ended June 30, 2006 from $8.9 million for the same period in 2005. In particular, interest income on loans and leases increased $2.5 million to $10.5 million for the three months ended June 30, 2006 from $8.0 million for the same period in 2005. This was due to an increase in average loans and leases outstanding of $47.9 million, or 9.7%, accompanied by an increase in the average yield earned on loans and leases to 7.77% from 6.53% for the three months ended June 30, 2006 in comparison to the same period during 2005. For the six months ended June 30, 2006, interest income on interest-earning assets increased $5.6 million to $22.3 million from $16.8 million for the six months ended June 30, 2005. Specifically, for the six months ended June 30, 2006, interest income on loans and leases increased $5.1 million to $20.4 million from $15.3 million for the same period in 2005. Average loans and leases outstanding increased $55.5 million, or 11.5%, accompanied by an increase in average yield to 7.54% for the six months ended

June 30, 2006, from 6.31% for the same period in 2005. The increase in average yields earned on loans and leases for both the three and six months ended June 30, 2006 was primarily caused by a change in market rates. The average balance of loans and leases increased to $540.7 million for the three months ended June 30, 2006 from $492.8 million for the three months ended June 30, 2005. The increase was driven largely by growth in mortgage loans which includes commercial real estate, construction, multi-family and 1-4 family loans. For the three months ended June 30, 2006, the average balance of mortgage loans grew $34.1 million, or 10.4% from $326.9 million to $361.0 million. Average commercial loans also increased $18.8 million, or 13.5% to $158.2 million for the three months ended June 30, 2006 from $139.4 million for the same period in 2005. Average leases decreased $4.4 million, or 17.8% for the three months ended June 30, 2006 in comparison to June 30, 2005. The average balance of loans and leases increased to $539.1 million for the six months ended June 30, 2006 from $483.6 million as of June 30, 2005. For the six months ended June 30, 2006, average mortgage loans grew $39.7 million, or 12.5% from $318.5 million for the six months ended June 30, 2005 to $358.2 million. Average commercial loans grew $21.3 million, or 15.4% from $138.4 million for the six months ended June 30, 2005 to $159.7 million for the six months ended June 30, 2006. Average leases decreased $5.5 million, or 23.1% for the six months ended June 30, 2006 in comparison to the six months ended June 30, 2005. The growth in mortgage and commercial loans has largely been the result of expanding relationships with existing clients and attracting new clients in both of the Banks’ two principal markets.
     Also contributing to the increase in income on interest earning assets was an increase in income on mortgage related securities of $203,000 and $481,000 to $954,000 and $1.9 million for the respective three and six months ended June 30, 2006 from $751,000 and $1.4 million for the same periods in 2005. Purchases of such securities were made as interest rates have become more attractive in those securities as a result of rising mortgage rates. Average balances of mortgage related securities increased $8.6 million to $90.7 million for the three months ended June 30, 2006 from $82.1 million for the same periods in 2005. For the six months ended June 30, 2006 average balances of mortgage related securities increased $12.8 million to $91.2 million from $78.4 million for the six months ended June 30, 2005. These increases were accompanied by an increase in average yields on such securities from 3.66% and 3.60% for the respective three and six months ended June 30, 2005 to 4.21% and 4.15% in 2006. It is the Corporation’s policy to diversify assets and part of that diversification includes an investment portfolio that is no less than 10.0% of total assets.
     Interest expense increased $2.3 million to $6.7 million for the three months ended June 30, 2006 from $4.4 million, for the same period in 2005. For the six months ended June 30, 2006 interest expense increased $4.9 million from $8.1 million to $13.0 million. These increases were primarily due to respective $2.1 million and $4.4 million increases in interest expense on deposits for the three and six months ended June 30, 2006 with the weighted average rate increasing to 4.48% and 4.34% from 3.25% and 3.07% for the same periods in 2005. The increases in interest expense were largely due to rising rates on deposits accompanied by increases in average interest-bearing deposits. Average interest-bearing deposits increased $54.1 million or 11.4%, to $530.9 million for the three month period ended June 30, 2006 from $476.8 million for the three months ended June 30, 2005. For the six month period ended June 30, 2006 average interest-bearing deposits increased $63.8 million or 13.6%, to $530.9 million from $467.2 million for the same period in 2005. These increases were largely a result of growth in money market accounts acquired primarily within the local market and growth in average certificates of deposit primarily acquired through deposit brokers. Average money market deposits increased $39.2 million, or 36.4%, from $107.4 million for the three months ended June 30, 2005 to $146.6 million for the same period in 2006. Average money market deposits increased $43.2 million, or 42.8% from $100.8 million for the six months ended June 30, 2005 to $144.0 million for the same period in 2006. Average certificates of deposit increased $16.2 million and $20.8 million, respectively, from $317.2 million and $314.8 million for the three and six months ended June 30, 2005 to $333.4 million and $335.6 million for the same periods in 2006. The average balance of Federal Home Loan Bank (“FHLB”) advances, used as another source of funding, increased $12.2 million $19.5 million for the three months ended June 30, 2006 from $7.4 million for the respective three months ended June 30, 2005. For the six months ended June 30, 2006 average FHLB advances increased $5.5 million to $17.2 million from $11.7 million for the same period in 2005. The weighted average cost of FHLB advances increased from 3.89% and 2.79% for the three and six months ended June 30, 2006 to 4.81% and 4.74% for the same periods in 2006. Average other borrowings increased $7.1 million from

$13.9 million to $21.1 million for the six months ended June 30, 2006. The overall weighted average cost of borrowings increased from 4.99% for the six months ended June 30, 2005 to 6.19% for the same period in 2006. Specifically average federal funds purchased and securities sold under agreement to repurchase increased $4.9 million to $12.4 million for the six months ended June 30, 2006 from $7.5 million for the same period in 2005. The average cost of federal funds purchased and securities sold under agreement to repurchase was 4.74% for the six months ended June 30, 2006 as compared to 2.92% for the same period in 2005. The average borrowings under the line of credit increased $2.2 million to $3.6 million for the six months ended June 30, 2006 from $1.4 million for the same period in 2005. The average cost of the line of credit was 6.56% for the six months ended June 30, 2006 as compared to 4.42% for the six months ended June 30, 2005.
     The Banks’ strategies continue to focus on developing deeper relationships through the sale of products and services that meet clients’ needs accompanied by incentive programs that encourage the growth of loans and deposits. Specific deposit initiatives include service and retention calling programs, increased advertising and identification of high growth potential individuals and businesses. Additionally, the Banks’ use of wholesale funding in the form of deposits generated through distribution channels other than the Corporation’s own bank locations allows the Banks to gather funds across a wider geographic base at pricing levels considered attractive.
     Provision for Loan and Lease Losses. The provision for loan and lease losses totaled $71,000 for the three and six months ended June 30, 2006 compared to a provision of $0 and $65,000 for the three and six months ended June 30, 2005. Growth in the loan and lease portfolio is the primary reason for the provision in loan and lease losses during the six month period in 2006 accompanied by no significant changes in the risk profile associated with the loan and lease portfolio. The improvement in the Corporation’s historical charge-off migration was offset by an increase in the specific reserves established for impaired loans due to declining values of collateral. In order to establish the levels of the allowance for loan and lease losses, management regularly reviews its historical charge-off migration analysis and an analysis of the current level and trend of several factors that management believes provide an indication of losses in the loan and lease portfolio. These factors include delinquencies, volume, average size, average risk rating, technical defaults, geographic concentrations, industry concentrations, loans and leases on the management attention list, experience in the credit granting functions and changes in underwriting standards. There was no charge-off activity for the six months ended June 30, 2006.
     Non-Interest Income. Non-interest income, consisting primarily of deposit and loan related fees as well as fees earned for trust and investment services, changes in fair value of derivatives and income from bank-owned life insurance, decreased $184,000 and $1.2 million to $936,000 and $1.7 million for the three and six months ended June 30, 2006 as compared to $1.1 million and $2.8 million for the same periods in 2005. A gain on sale of $973,000 from the Corporation’s 50% owned joint venture, m2, occurred during the six months ended June 30, 2005. Other primary contributors to the decreases for the three and six months ended June 30, 2006 were declines in fair value of derivatives totaling $348,000 and $443,000, respectively. The decrease in service charges on demand deposit accounts for the three and six months ended June 30, 2006 of $33,000 and $51,000 in comparison to the same periods for 2005 is mainly attributable to the increase in the earnings credit rate on demand deposit accounts which results in lower service charges paid by the client. These decreases were partially offset by increases of $53,000 and $117,000 in income from bank-owned life insurance for the three and six months ended June 30, 2006 as compared to the same periods during 2005 due to the purchase of additional bank-owned life insurance. In addition to this, for the three and six months ended June 30, 2006, there were increases of $115,000 and $135,000 in trust and investment services fee income from FBB’s trust and investment services area due to successful efforts to increase trust assets under management. Money transferred in from new and existing clients contributed to the increase in trust assets managed.
     Non-Interest Expense. Non-interest expense increased $314,000, or 8.4%, and $729,000 or 10.0%, respectively to $4.0 million and $8.1 million for the three and six months ended June 30, 2006 from $3.7 million and $7.3 million in the same periods for 2005. A significant portion of the increase for the three and six month periods ended June 30, 2006 as compared to the same periods in 2005 was due to increases of $335,000 and $661,000 in employee salaries and benefits reflecting additions to staff, increases in benefit costs and expense associated with the issuance of restricted shares. These increases were partially offset by decreases in professional and consulting fees of $77,000 and $44,000 for the three and six months ended June 30, 2006. During the six months ended June 30, 2005, the Corporation incurred certain fees upon registering with the SEC which we did not incur during the six months ended June 30, 2006. This decrease was partially offset by an increase in other outside services during the six months ended June 30, 2006. Marketing increased $26,000 for the six month period as a result of efforts to develop new and existing relationships. Data processing increased $50,000 for the six month period largely to keep pace with internal growth as well as overall technology in the industry. Other expenses increased $20,000 for the six month period as compared to the same period in the prior year.
     Income Taxes. Income tax expense was $532,000 and $943,000 for the three and six months ended June 30, 2006, with effective rates of 33.0% and 32.8% compared to $649,000 and $1.5 million for the same periods in 2005, with an effective rate of 34.6% for both periods in 2005. Contributing to the reduction in the effective tax rate during the three and six months ended June 30, 2006 was an increase in the amount of non-taxable income from bank-owned life insurance in comparison to the same periods for 2005.
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

	Three Months Ended June 30,
	2006			2005
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)
Interest-Earning Assets
Mortgage loans (1)	$360,951	$6,425	7.12%	$326,868	$4,867	5.96%
Commercial loans	158,210	3,632	9.18	139,433	2,831	8.12
Leases	18,721	404	8.63	22,756	295	5.19
Consumer loans	2,831	48	6.78	3,731	50	5.36

Total loans and leases receivable (1)	540,713	10,509	7.77	492,788	8,043	6.53
Mortgage-related securities (2)	91,083	954	4.19	82,092	751	3.66
Investment securities (2)	3,454	28	3.24	3,356	25	2.98
Federal Home Loan Bank stock	2,804	22	3.14	2,816	38	5.40
Fed funds sold and other	113	2	7.08	142	1	2.82
Short-term investments	1,864	21	4.51	815	5	2.45

Total interest-earning assets	640,031	11,536	7.21	582,009	8,863	6.09
Non-interest-earning assets	30,263			21,614

Total assets	$670,294			$603,623

Interest-Bearing Liabilities
NOW accounts	$50,926	$535	4.20	$52,197	$346	2.65
Money market	146,573	1,651	4.51	107,396	741	2.76
Certificates — regular	291,451	3,283	4.51	274,600	2,394	3.49
Certificates — large	41,967	481	4.58	42,607	393	3.69

Total deposits	530,917	5,950	4.48	476,800	3,874	3.25
Junior subordinated debentures	10,310	254	9.85	10,310	234	9.08
FHLB advances	19,552	235	4.81	7,364	72	3.89
Other borrowings	19,297	291	6.03	19,051	185	3.88

Total interest-bearing liabilities	580,076	6,730	4.64	513,525	4,365	3.40
Non-interest-bearing liabilities	47,498			50,324

Total liabilities	627,574			563,849
Stockholders’ equity	42,720			39,774

Total liabilities and Stockholders’ equity	$670,294			$603,623

Net interest income/interest rate spread		$4,806	2.57%		$4,498	2.69%

Net interest-earning assets	$59,955			$68,484

Net interest margin			3.00%			3.09%

Ratio of average interest-earning assets to average interest- earning liabilities	1.10			1.13

Return on average assets	0.64%			0.81%

Return on average equity	10.10%			12.30%

Average equity to average assets	6.37%			6.59%

Non-interest expense to average assets	2.42%			2.57%

(1)	The average balances of loans and leases include non-performing loans and leases, interest of which is generally recognized on a cash basis.

(2)	Includes amortized cost basis of assets held and available for sale.

	Six Months Ended June 30,
	2006			2005
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)
Interest-Earning Assets
Mortgage loans (1)	$358,166	$12,462	6.96%	$318,499	$9,114	5.72%
Commercial loans	159,666	7,097	8.89	138,386	5,435	7.85
Leases	18,439	665	7.21	23,988	630	5.25
Consumer loans	2,820	94	6.67	2,696	75	5.56

Total loans and leases receivable (1)	539,091	20,318	7.54	483,569	15,254	6.31
Mortgage-related securities (2)	91,373	1,891	4.14	78,427	1,410	3.60
Investment securities (2)	3,455	57	3.30	3,570	53	2.97
Federal Home Loan Bank stock	2,851	44	3.09	2,795	76	5.44
Fed funds sold and other	66	2	6.06	1,580	16	2.03
Short-term investments	1,665	35	4.20	865	10	2.31

Total interest-earning assets	638,501	22,347	7.00	570,806	16,819	5.89
Non-interest-earning assets	31,163			22,460

Total assets	$669,664			$593,266

Interest-Bearing Liabilities
NOW accounts	$51,300	$1,043	4.07	$51,612	$632	2.45
Money market	144,022	3,111	4.32	100,843	1,313	2.60
Certificates — regular	290,884	6,385	4.39	273,133	4,332	3.17
Certificates — large	44,762	977	4.37	41,619	884	4.25

Total deposits	530,968	11,516	4.34	467,207	7,161	3.07
Junior subordinated debentures	10,310	502	9.74	10,310	462	8.96
FHLB advances	17,156	407	4.74	11,672	163	2.79
Other borrowings	21,068	592	5.62	13,939	271	3.89

Total interest-bearing liabilities	579,502	13,017	4.49	503,128	8,058	3.20
Non-interest-bearing liabilities	47,786			50,945

Total liabilities	627,288			554,073
Stockholders’ equity	42,376			39,193

Total liabilities and Stockholders’ equity	$669,664			$593,266

Net interest income/interest rate spread		$9,330	2.51%		$8,761	2.69%

Net interest-earning assets	$58,999			$67,678

Net interest margin			2.92%			3.07%

Ratio of average interest-earning
assets to average interest-
earning liabilities	1.10			1.13

Return on average assets	0.58%			0.93%

Return on average equity	9.14%			14.02%

Average equity to average assets	6.33%			6.61%

Non-interest expense to average assets	2.40%			2.57%

(1)	The average balances of loans and leases include non-performing loans and leases, interest of which is generally recognized on a cash basis.

(2)	Includes amortized cost basis of assets held and available for sale.

Financial Condition
     General. The total assets of FBFS increased $8.8 million to $678.0 million at June 30, 2006 from $669.2 million at December 31, 2005. This increase was funded primarily by net increases in deposits and other borrowings of $10.0 million. This growth is generally invested in securities and loans and leases receivable.
     Securities. Securities available-for-sale increased $3.4 million at June 30, 2006 from December 31, 2005 as a result of purchases of $14.9 million net of maturities of $9.7 million and a negative change in fair value of $1.0 million. Mortgage-related securities consist largely of agency-backed mortgage-derivative securities in the form of REMICs.
     Loans and Leases Receivable. Total net loans and leases increased $9.3 million to $542.0 million at June 30, 2006 from $532.7 million at December 31, 2005. The activity in the loan and lease portfolio consisted of originations and loans purchased for investment of $129.0 million offset by principal repayments and participations sold of $119.7 million. Deferred loan fees declined $73,000 to $168,000 at June 30, 2006 from $241,000 at December 31, 2005. The primary reason for this decrease was lower origination fees collected on loans originated by the Banks during the six months ended June 30, 2006 as well as amortization of fees related to loans that paid off prior to their contractual maturity date.
     Investment in FHLB stock. As allowed by the FHLB of Chicago, the Corporation voluntarily redeemed excess FHLB stock totaling almost $771,000 in the second quarter.
     Deposits. As of June 30, 2006, deposits increased $7.3 million to $574.8 million from $567.5 million at December 31, 2005. The increase during the six months ended June 30, 2006 was largely attributable to an increase of $16.9 million in money market accounts partially offset by a decrease in certificates of deposit of $8.3 million and a decrease of $1.3 million in transaction accounts. The weighted average cost of deposits increased to 4.34% at June 30, 2006 from 3.44% at December 31, 2005.
     Borrowings. The Corporation had borrowings of $52.8 million as of June 30, 2006 compared to $50.1 million as of December 31, 2005, an increase of $2.7 million. Fed funds purchased and securities sold under agreement to repurchase decreases of $6.2 million were offset by purchases of FHLB advances totaling $7.0 million and an increase in the Corporation’s line of credit of $1.9 million. As of June 30, 2006 borrowings included FHLB advances of $19.6 million which had a weighted average rate of 4.74%, junior subordinated debentures of $10.3 million with a weighted average rate of 9.74% as well as Fed funds purchased and securities sold under agreement to repurchase which totaled $13.3 million and had a weighted average rate of 4.74%. In addition, the Corporation had a $4.7 million line of credit with a weighted average rate of 6.56% and a $5.0 million subordinated note payable which carried a weighted average rate of 7.16%. At December 31, 2005, FHLB advances were $12.5 million with a weighted average rate of 3.67%. Fed funds purchased and securities sold under agreement to repurchase totaled $19.5 million and had a weighted average rate of 3.45%. The Corporation’s line of credit of $2.8 million had a weighted average rate of 5.39%, the subordinated note payable of $5 million carried a weighted average rate of 5.75% and junior subordinated debentures of $10.3 million had a weighted average rate of 9.18%.
     Stockholders’ Equity. As of June 30, 2006, stockholders’ equity was $43.0 million or 6.3% of total assets. Stockholders’ equity increased $1.2 million during the six months ended June 30, 2006 primarily as a result of comprehensive income of $1.3 million, which includes net income of $1.9 million. Stock options exercised totaled $91,000. Net restricted share activity caused stockholder’s equity to increase $71,000. See Note 1 to the unaudited consolidated financial statements. These increases were partially offset by an increase in accumulated other comprehensive loss of $609,000, dividends paid of $296,000 and treasury stock purchases of $17,000. As of December 31, 2005, stockholders’ equity totaled $41.8 million or 6.3% of total assets.
     During the six months ended June 30, 2006, options for 9,280 shares of common stock were exercised at a weighted-average price of $9.73 per share.

Asset Quality
     Non-performing Assets. Non-performing assets consists of non-accrual loans and leases of $1.4 million, or 0.25% of total assets as of June 30, 2006, as compared to $1.5 million, or 0.29% of total assets, as of December 31, 2005. A loan to a plumbing, heating and air conditioning company with a net carrying value totaling $200,000 was renewed and taken off of non accrual status upon collection of interest due to the Bank. Offsetting this decrease is an increase in non-accrual loans due to one loan to a pharmaceutical sales company with a net carrying value totaling $200,000. As of June 30, 2006 the Corporation does not anticipate any loss from this borrower.
     The Corporation’s non-accrual loans and leases consist of the following at June 30, 2006 and December 31, 2005, respectively.

	At June 30,	At December 31,
	2006	2005
	(Dollars in Thousands)
Non-accrual loans	$1,360	$1,454
Non-accrual leases	9	90

Total non-accrual loans and leases	1,369	1,544
Foreclosed properties and repossessed assets, net	—	—

Total non-performing assets	$1,369	$1,544

Performing troubled debt restructurings	$—	$—

Total non-accrual loans and leases to total loans and leases	0.25%	0.29%
Total non-performing assets to total assets	0.20	0.23
Allowance for loan and lease losses to total loans and leases	1.25	1.25
Allowance for loan and lease losses to non-accrual loans and leases	500.08	438.64

     The following represents information regarding the Corporation’s impaired loans:

	June 30,	December 31,
	2006	2005
	(In Thousands)
Impaired loans and leases with impairment reserves required	$1,369	$1,544

Less:
Impairment reserve (included in allowance for loan and lease losses)	487	399

Net impaired loans and leases	$882	$1,145

Average impaired loans and leases	$1,481	$2,192

Interest income attibutable to impaired loans and leases	74	112

Interest income recognized on impaired loans and leases	12	65
     The amount of foregone interest for the six months ended June 30, 2006 and the year ended December 31, 2005 was $62,000 and $47,000, respectively.
     A summary of the activity in the allowance for loan and lease losses follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Allowance at beginning of period	$6,774	$6,444	$6,773	$6,375
Charge-offs:
Mortgage
Commercial	—	—	—	—
Lease	—	—	—	—
Consumer	—	(9)	—	(9)

Total charge-offs	—	(9)	—	(9)
Recoveries:
Mortgage	—	—	—	1
Commercial	1	2	2	5
Lease	—	—	—	—
Consumer	—	—	—	—

Total recoveries	1	2	2	6
Net recoveries (charge-offs)	1	(7)	2	(3)
Provision	71	—	71	65

Allowance at end of period	$6,846	$6,437	$6,846	$6,437

Allowance to average loans and leases	1.27%	1.31%	1.27%	1.33%
     There were no loan and lease charge-offs for the six months ended June 30, 2006 and 2005. Recoveries for the six months ended June 30, 2006 were $2,000 and $6,000 for the same period in 2005.

Liquidity and Capital Resources
     During the six months ended June 30, 2006 and 2005 and the year ended December 31, 2005, the Banks did not make dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at June 30, 2006 are the repayment of a short-term borrowing of $4.7 million and interest payments due on subordinated debentures and the junior subordinated debentures during 2006. The Corporation expects to meet its liquidity needs through existing cash flow sources, its bank line of credit and through any future projected dividends received from the Banks. The Corporation and its subsidiaries continue to have a strong capital base and the Corporation’s regulatory capital ratios continue to be significantly above the defined minimum regulatory ratios.
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
     Brokered deposits are used by the Banks, which allows them to gather funds across a larger geographic base at price levels considered attractive. Access to such deposits allows the flexibility to not pursue single service deposit relationships in markets that have experienced some unprofitable pricing levels. Brokered deposits account for $279.1 million and $279.6 million of deposits as of June 30, 2006 and December 31, 2005, respectively. Brokered deposits are utilized to support asset growth and are generally a lower cost source of funds when compared to the interest rates on deposits with similar terms that would need to be offered in the local markets to generate a sufficient level of funds. In addition, the administrative costs associated with brokered deposits are considerably less than the administrative costs that would be incurred to administer a similar level of local deposits. Although local market deposits are expected to increase as new client relationships are established and as existing clients increase the balances in their deposit accounts, the usage of brokered deposits will likely remain. In order to provide for ongoing liquidity and funding, all of the brokered deposits are certificates of deposit that do not allow for withdrawal, at the option of the depositor, before the stated maturity. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure so that at least 90 days of maturities would be funded through other means, including but not limited to advances from the Federal Home Loan Bank, replacement with higher cost local market deposits or cash flow from borrower repayments and security maturities.
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
     As of June 30, 2006, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions (DFI) categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. The qualification results in lower assessment of FDIC premiums, among other benefits.

     In addition, the Banks exceeded minimum net worth requirement of 6.0% as required by the State of Wisconsin at December 31, 2005.
     The following table summarizes the Corporation and Banks’ capital ratios and the ratios required by their federal regulators at June 30, 2006 and December 31, 2005, respectively:

					Minimum Required
			Minimum Required		to be Well
			for Capital		Capitalized Under
	Actual		Adequacy Purposes		FDIC Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2006:

Total capital
(to risk-weighted assets)
Consolidated	$64,111	10.69%	$47,958	8.00%	N/A	N/A
First Business Bank	58,315	11.33	41,160	8.00	$51,450	10.00%
First Business Bank — Milwaukee	9,835	11.61	6,778	8.00	8,473	10.00

Tier 1 capital
(to risk-weighted assets)
Consolidated	$52,264	8.72%	$23,979	4.00%	N/A	N/A
First Business Bank	52,715	10.25	20,580	4.00	$30,870	6.00%
First Business Bank — Milwaukee	8,774	10.36	3,389	4.00	5,084	6.00

Tier 1 capital
(to average assets)
Consolidated	$52,264	7.80%	$26,806	4.00%	N/A	N/A
First Business Bank	52,715	9.27	22,745	4.00	$28,431	5.00%
First Business Bank — Milwaukee	8,774	8.29	4,236	4.00	5,295	5.00

					Minimum Required
			Minimum Required		to be Well
			for Capital		Capitalized Under
	Actual		Adequacy Purposes		FDIC Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2005:

Total capital
(to risk-weighted assets)
Consolidated	$62,234	10.43%	$47,748	8.00%	N/A	N/A
First Business Bank	55,240	10.88	40,610	8.00	$50,763	10.00%
First Business Bank — Milwaukee	9,009	10.32	6,981	8.00	8,727	10.00

Tier 1 capital
(to risk-weighted assets)
Consolidated	$50,461	8.45%	$23,874	4.00%	N/A	N/A
First Business Bank	49,713	9.79	20,305	4.00	$30,458	6.00%
First Business Bank — Milwaukee	7,917	9.07	3,491	4.00	5,236	6.00

Tier 1 capital
(to average assets)
Consolidated	$50,461	7.92%	$25,486	4.00%	N/A	N/A
First Business Bank	49,713	9.14	21,746	4.00	$27,182	5.00%
First Business Bank — Milwaukee	7,917	8.21	3,858	4.00	4,823	5.00
Contractual Obligations
     The following table summarizes the Corporation’s contractual cash obligations and other commitments at June 30, 2006.

		Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Dollars in Thousands)
Operating lease obligations	$5,093	$580	$1,161	$1,161	$2,191
Fed funds purchased and securities sold under repurchase agreements	13,271	13,271	—	—	—
Time deposits	326,951	118,507	124,112	78,405	5,927
Line of Credit	4,650	4,650	—	—	—
Subordinated debt	5,000	—	—	—	5,000
Junior subordinated debentures	10,310	—	—	—	10,310
FHLB advances	19,541	9	6,015	13,022	494

Total contractual obligations	$384,815	$137,017	$131,288	$92,588	$23,922

Off-balance Sheet Arrangements
     As of June 30, 2006 the Corporation had outstanding commitments to originate $185.0 million of loans. Commitments to extend funds to or on behalf of clients pursuant to standby letters of credit and other credit substitutes totaled $16.1 million as of June 30, 2006. Commitments to extend funds typically have a term of less than one year; however the Banks have $53.7 million of commitments which extend beyond one year. No losses are expected as a result of these funding commitments and other credit substitutes. The Banks have entered into agreements with certain brokers that provide blocks of funds at specified interest rates for agreed upon fees. The Banks also utilize interest rate swaps for the purposes of interest rate risk management. Such instruments are discussed in Note 9 to the Consolidated Financial Statements. Management believes adequate capital and liquidity are available from various sources to fund projected commitments.
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
     The Corporation’s asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation’s economic sensitivity to change in rates at June 30, 2006 has not changed materially since December 31, 2005.

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
     There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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
     (b) None.
     (c) There were no issuer purchases of equity securities for the quarter ended June 30, 2006.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The following matters were submitted to a vote during the annual meeting held May 1, 2006

	Number of Shares

	For	Against	Abstained	Withheld	Non votes
Election of Directors for a three-year term expiring in 2009:
Mark D. Bugher	1,797,794	—	—	38,381
Corey A. Chambas	1,825,962	—	—	10,213
Gary E. Zimmerman	1,827,266	—	—	8,909

Approval of the 2006 Equity Incentive Plan	1,193,011	397,273	40,668	—	205,223
Item 5. Other Information.
     None
Item 6. Exhibits.
(31.1)	Certification of the Chief Executive Officer.

(31.2)	Certification of the Senior Vice President and Chief Financial Officer.

(32)	Certification of the Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. paragraph 1350.

Signatures
     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
By:	/s/ Jerome J. Smith
Jerome J. Smith
Director and Chief Executive Officer

August 9, 2006