Form 10-Q
period 2006-09-30
First Business Financial Services, Inc.
filed 2006-11-02
CIK 1305399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2006
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
Yes ☐      No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on October 31, 2006 was 2,493,580 shares.

[This page intentionally left blank]

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX – FORM 10-Q

PART I. Financial Information
Item 1. – Financial Statements
Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
	2006	2005
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$13,292	$16,568
Short-term investments	5,536	139

Cash and cash equivalents	18,828	16,707
Securities available-for-sale, at fair value	95,260	92,055
Loans and leases receivable, net:
Held for sale	100	—
Held for investment	576,884	532,716
Leasehold improvements and equipment, net	1,084	1,155
Cash surrender value of bank-owned life insurance	13,308	12,856
Investment in Federal Home Loan Bank stock, at cost	2,127	2,898
Goodwill and other intangibles	2,825	2,852
Accrued interest receivable and other assets	9,389	8,010

Total assets	$719,805	$669,249

Liabilities and Stockholders’ Equity
Deposits	$604,794	$567,464
Securities sold under agreement to repurchase	832	713
Federal Home Loan Bank and other borrowings	51,423	39,045
Junior subordinated debentures	10,310	10,310
Accrued interest payable and other liabilities	7,936	9,874

Total liabilities	675,295	627,406

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $10 par value, 10,000 Series A shares and 10,000 Series B shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 8,000,000 shares authorized, 2,511,695 and 2,456,754 shares issued, 2,489,080 and 2,435,008 outstanding in 2006 and 2005, respectively	25	24
Additional paid-in capital	22,965	22,712
Retained earnings	23,441	21,085
Accumulated other comprehensive loss	(1,391)	(1,469)
Treasury stock (22,615 and 21,746 shares in 2006 and 2005, respectively), at cost	(530)	(509)

Total stockholders’ equity	44,510	41,843

Total liabilities and stockholders’ equity	$719,805	$669,249

See accompanying Notes to Unaudited Consolidated Financial Statements.

Unaudited Consolidated Statements of Income

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2006	2005	2006	2005
	(In Thousands, Except Share Data)
Interest income:
Loans and leases	$11,097	$8,514	$31,415	$23,768
Securities income:
Taxable	1,026	818	2,974	2,281
Short-term investments	42	44	123	146

Total interest income	12,165	9,376	34,512	26,195
Interest expense:
Deposits	6,571	4,444	18,087	11,559
Notes payable and other borrowings	617	334	1,616	768
Junior subordinated debentures	260	238	762	700

Total interest expense	7,448	5,016	20,465	13,027

Net interest income	4,717	4,360	14,047	13,168
Provision for loan and lease losses	413	53	484	118

Net interest income after provision for loan and lease losses	4,304	4,307	13,563	13,050

Non-interest income:
Service charges on deposits	186	202	563	630
Credit, merchant and debit card fees	51	36	129	117
Loan fees	181	166	472	444
Gain on sale of 50% owned joint venture	—	—	—	973
Increase in cash surrender value of bank-owned life insurance	154	101	452	282
Trust and investment services fee income	361	258	1,022	784
Change in fair value of interest rate swaps	(68)	(198)	(239)	75
Net cash settlement of interest rate swaps	74	(26)	92	(78)
Other	65	52	183	148

Total non-interest income	1,004	591	2,674	3,375

Non-interest expense:
Compensation	2,508	2,170	7,524	6,525
Occupancy	247	226	743	715
Equipment	117	109	364	347
Data processing	228	208	673	603
Marketing	237	233	657	627
Professional fees	331	249	913	875
Other	465	355	1,309	1,179

Total non-interest expense	4,133	3,550	12,183	10,871

Income before income tax expense	1,175	1,348	4,054	5,554
Income tax expense	309	432	1,252	1,889

Net income	$866	$916	$2,802	$3,665

Earnings per share:
Basic	$0.35	$0.38	$1.13	$1.52
Diluted	0.35	0.37	1.13	1.49
Dividends declared per share	0.06	—	0.18	0.115
See accompanying Notes to Unaudited Consolidated Financial Statements.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	loss	stock	Total
	(Dollars in thousands, except share data)
Balance at December 31, 2004	$24	$22,426	$16,752	$(677)	$(384)	$38,141
Comprehensive income:
Net income	—	—	3,665	—	—	3,665
Unrealized securities losses arising during the period	—	—	—	(689)	—	(689)
Unrealized derivatives gains arising during the period	—	—	—	27	—	27
Reclassification adjustment for realized loss on derivatives	—	—	—	180	—	180
Income tax effect	—	—	—	229	—	229

Comprehensive income						3,412
Cash dividends ($0.115 per share)	—	—	(278)	—	—	(278)
Treasury stock purchased (150 shares)	—	—	—	—	(5)	(5)
Stock options exercised (6,280 shares)	—	166	—	—	—	166

Balance at September 30, 2005	$24	$22,592	$20,139	$(930)	$(389)	$41,436

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	loss	stock	Total
	(Dollars in thousands, except share data)
Balance at December 31, 2005	$24	$22,712	$21,085	$(1,469)	$(509)	$41,843
Comprehensive income:
Net income	—	—	2,802	—	—	2,802
Unrealized securities losses arising during the period	—	—	—	(14)	—	(14)
Unrealized derivatives gains arising during the period	—	—	—	4	—	4
Reclassification adjustment for realized loss on derivatives	—	—	—	86	—	86
Income tax effect	—	—	—	2	—	2

Comprehensive income						2,880
Share based compensation — restricted shares	1	117	—	—	—	118
Cash dividends ($0.18 per share)	—	—	(446)	—	—	(446)
Treasury stock purchased (869 shares)	—	—	—	—	(21)	(21)
Stock options exercised (14,314 shares)	—	136	—	—	—	136

Balance at September 30, 2006	$25	$22,965	$23,441	$(1,391)	$(530)	$44,510

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2006	2005
	(In Thousands)
Operating Activities
Net income	$2,802	$3,665
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	276	(1,820)
Provision for loan and lease losses	484	118
Depreciation, amortization and accretion, net	459	751
Share based compensation	118	—
Change in fair value of interest rate swaps	239	(75)
Increase in cash surrender value of bank-owned life insurance	(452)	(282)
Origination of loans originated for sale	(897)	(500)
Sale of loans originated for sale	797	637
Gain on sale of loans originated for sale	(6)	(3)
Gain on sale of 50% owned joint venture	—	(973)
(Increase) decrease in accrued interest receivable and other assets	(1,606)	183
(Decrease) increase in accrued expenses and other liabilities	(792)	1,783

Net cash provided by operating activities	1,422	3,484

Investing activities
Proceeds from maturities of available-for-sale securities	16,630	21,540
Proceeds from sale of 50% owned joint venture	—	2,082
Purchases of available-for-sale securities	(19,971)	(50,072)
Proceeds from sale of FHLB stock	771	—
(Increase) in investment in FHLB stock	—	(111)
Net increase in loans and leases	(44,647)	(31,809)
Purchases of leasehold improvements and equipment, net	(195)	(145)

Net cash used in investing activities	(47,412)	(58,515)

Financing activities
Net increase in deposits	37,330	54,063
Net increase (decrease) in FHLB line of credit	6,993	(11,256)
Repayment of long-term borrowed funds	(5,000)	—
Proceeds from long-term borrowed funds	11,000	—
Net (decrease) increase in short-term borrowed funds	(497)	20,195
Termination of interest rate swaps	(1,384)	—
Exercise of stock options	136	166
Cash dividends	(446)	(278)
Purchase of treasury stock	(21)	(5)

Net cash provided by financing activities	48,111	62,885

Net increase in cash and cash equivalents	2,121	7,854
Cash and cash equivalents at beginning of period	16,707	8,721

Cash and cash equivalents at end of period	$18,828	$16,575

Supplementary cash flow information
Cash paid or credited to accounts:
Interest on deposits and borrowings	$19,407	$12,079
Income taxes	2,851	3,142

Non-cash transactions:
Loans transferred to foreclosed properties	—	—
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
In conformity with GAAP, management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could experience significant changes in the near-term include the allowance for loan and lease losses, the value of foreclosed property, lease residuals, derivative financial instruments, hedging activities and accrued and deferred income taxes. The results of operations for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2006.
Recent Accounting Changes.
Accounting for Uncertainty in Income Taxes. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes which is an interpretation of FASB No. 109, Accounting for Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the Corporation’s financial statements. The interpretation applies to situations where there is uncertainty is about the timing of the deduction, the amount of deduction, or the validity of the deduction. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Corporation is in the process of determining if the adoption of FIN No. 48 will have a material effect on the Corporation’s consolidated financial statements.
Fair Value Measurements. In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Corporation is in the process of assessing whether it will early adopt SFAS No. 157 as of the first quarter of fiscal 2007 as permitted, and is in the process of determining if the adoption of SFAS No. 157 will have a material effect on the consolidated financial statements of the Corporation.
Accounting for Defined Benefit Pension and Other Postretirement Plans. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions and SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other

Postretirement Benefits, and other related accounting literature. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Corporation is in the process of evaluating the impact the adoption of SFAS No. 158 may have on its consolidated financial statements.
Consideration of the Effects of Prior Year Misstatements on Current Year Financial Statements. In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements. Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement. SAB 108 is effective for fiscal years beginning after November 15, 2006. The adoption of SAB 108 is not expected to be material to the Corporation’s consolidated financial statements.
Note 3 – Share Based Compensation.
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-based Compensation (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance and amends SFAS No. 95, Statement of Cash Flows (“SFAS No. 95”). On January 1, 2006, the Corporation adopted the provisions of SFAS No. 123R using the prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for equity instruments. SFAS No. 123R requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under SFAS No. 95.
Prior to its adoption of SFAS No. 123R, the Corporation followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options. Accordingly, no compensation expense was recognized under the Corporation’s equity incentive plans, the 1993 plan as amended in 1995 and the 2001 Equity Incentive Plan (“the Plans”). The adoption of SFAS No. 123R resulted in no change in the Corporation’s method of recognizing compensation expense related to previous grants under the Plans.
Equity Incentive Plans.
The Plans are administered by the Compensation Committee of the Board of Directors of FBFS and provide for the grant of equity ownership opportunities through incentive stock options, nonqualified stock options (“stock options”) and restricted stock (“unvested shares”). A maximum of 224,232 common shares are currently authorized for awards under the Plans. As of September 30, 2006, 9,666 shares were available for future grants under the Plans. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plans. The Corporation may issue new shares and shares from treasury for shares delivered under the Plans.
In May 2006 the shareholders approved the 2006 Equity Incentive Plan (“the 2006 Plan”). The 2006 Plan is administered by the Compensation Committee of the Board of Directors of FBFS and provides for the grant of equity ownership opportunities through incentive stock options, unvested shares, restricted stock units and performance shares. A maximum of 200,000 common shares are currently authorized and available for awards under the 2006 Plan.
For the three and nine months ended September 30, 2006, share-based compensation expense included in net income totaled approximately $45,000 and $117,000, respectively. The income tax benefit related to share-based compensation included in net income totaled approximately $17,000 and $44,000 for the three and nine months ended September 30, 2006.
     Stock Options
     Stock options are granted to senior executives and other employees under the Plans. Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is granted. Options granted under the Plans are subject to graded vesting, generally ranging from four to eight years, and have a contractual term of 10 years. For any new awards issued after adoption of SFAS No. 123R provisions, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. There were no stock options granted during the three and nine months ended September 30, 2006. The Corporation expects that a majority of the outstanding stock options will fully vest.
Stock option activity for the nine months ended September 30, 2006 was as follows:

	For the nine months ended
	September 30,
	2006
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Options	Price	Life (Years)
Outstanding at January 1, 2006	201,532	$21.06
Granted	—	—
Exercised	(14,314)	9.50
Forfeited	(19,152)	21.82

Outstanding at end of period	168,066	$21.95	6.8

Options exercisable at September 30, 2006	99,086	$19.79	6.3

The Corporation accounts for stock options FBFS issued prior to October 6, 2005 as a non-public company that are still outstanding under the intrinsic value method of APB No. 25, and related interpretations, under which no compensation cost has been recognized for any periods presented. SFAS No. 123R will be applied prospectively to these equity share options upon modification, repurchase or cancellation of the stock options.
      Restricted Shares
     Under the 2001 and 2006 Equity Incentive Plans, participants may be granted restricted shares, each of which represents an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive a common share on the date specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under this plan are subject to graded vesting. For awards with graded vesting, compensation expense is recognized over the requisite service period of four years for the entire award on a straight-line basis. Restricted share activity for the nine months ended September 30, 2006 was as follows:

	Number of	Weighted Average
	Restricted	Grant-Date
	Shares	Fair Value
Nonvested balance as of January 1, 2006	—	$—
Granted	43,475	23.17
Vested	—	—
Forfeited	(2,850)	23.03

Nonvested balance as of September 30, 2006	40,625	$23.18

As of September 30, 2006, there was approximately $824,000 of deferred compensation expense related to unvested restricted share awards which is expected to be recognized over four years. As of September 30, 2006 there were no restricted shares vested and not delivered.
Note 4 – Goodwill and Other Intangible Assets.
Goodwill is not amortized but is subject to impairment tests on at least an annual basis. No impairment loss was necessary in 2005 or through September 30, 2006. At September 30, 2006, goodwill was $2,689,000. There was no change in the carrying amount of goodwill for the nine months ended September 30, 2006 and 2005, as shown below:

	Nine Months Ended
	September 30,
	2006	2005
	(In Thousands)
Balance at beginning of period	$2,689	$2,689
Goodwill acquired	—	—

Balance at end of period	$2,689	$2,689

The Corporation has other intangible assets that are amortized, including core deposit intangibles and other intangibles, consisting of a purchased client list from a purchased brokerage/investment business.
Changes in the gross carrying amount, accumulated amortization and net book value of core deposit intangibles and other intangibles were as follows:

	Nine Months Ended
	September 30,
	2006	2005
	(In Thousands)
Core deposit intangibles:

Gross carrying amount	$145	$145
Accumulated amortization	(72)	(47)

Net book value	$73	$98

Additions during the year	$—	$—
Amortization during the period	(18)	(25)

Other intangibles:

Gross carrying amount	$120	$120
Accumulated amortization	(57)	(45)

Net book value	$63	$75

Additions during the year	$—	$—
Amortization during the period	(9)	(9)
The following table shows the current period and estimated future amortization expense for amortized intangible assets:

	Core
	Deposit	Other
	Intangibles	Intangibles	Total
	(In Thousands)
Nine months ended September 30, 2006	$18	$9	$27

Estimate for the three months ended December 31, 2006	5	3	8

Estimate for the year ended December 31,
2007	18	12	30
2008	13	12	25
2009	10	12	22
2010	7	12	19

	$48	$48	$96

Note 5 – Securities.
The amortized cost and estimated fair values of securities available-for-sale were as follows (in thousands):

	As of September 30, 2006
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
Securities available-for-sale	cost	gains	losses	fair value
	(In Thousands)
U.S. Government corporations and agencies	$3,255	$—	$(53)	$3,202
Municipals	185	—	(3)	182
Collateralized mortgage obligations	93,919	37	(2,080)	91,876

	$97,359	$37	$(2,136)	$95,260

	As of December 31, 2005
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
Securities available-for-sale	cost	gains	losses	fair value
	(In Thousands)
U.S. Government corporations and agencies	$3,264	$—	$(80)	$3,184
Municipals	275	—	(3)	272
Collateralized mortgage obligations	90,601	2	(2,004)	88,599

	$94,140	$2	$(2,087)	$92,055

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at September 30, 2006. Such securities have declined in value due to current interest rate environments and not credit quality and do not presently represent realized losses. The Corporation has the ability to and anticipates that these securities, which have been in a continuous loss position but are not other-than-temporarily impaired, will be kept in the portfolio until the unrealized loss is recovered. If held until maturity, it is anticipated that the investments will be realized with no loss. If the Corporation determines that any of the above securities are deemed other-than-temporarily impaired, the impairment loss will be recognized in the income statement.

A summary of unrealized loss information for investment securities, categorized by security type follows (in thousands):

	As of September 30, 2006
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
	(In Thousands)
U.S. Government corporations and agencies	$—	$—	$3,202	$53	$3,202	$53
Municipals	—	—	182	3	182	3
Collateralized mortgage obligations	18,629	221	66,860	1,859	85,489	2,080

	$18,629	$221	$70,244	$1,915	$88,873	$2,136

The Corporation has not sold any available-for-sale securities for any of the periods shown and has therefore not realized any gains or losses on such transactions.
At September 30, 2006 and December 31, 2005, securities with a fair value of approximately $23,429,000 and $29,700,000, respectively, were pledged to secure public deposits, securities sold under arrangements to repurchase, and borrowings.
Note 6 – Loans and Allowance for Loan and Lease Losses.
Loan and lease receivables consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2006	2005	2004
	(In thousands)
First mortgage loans:
Commercial real estate	$250,293	$249,133	$215,605
Construction	69,823	50,619	41,910
Multi-family	25,960	22,115	17,786
1-4 family	32,649	26,513	22,814

	378,725	348,380	298,115

Commercial business loans	163,226	151,688	136,482
Direct financing leases, net	18,899	17,852	25,583
Second mortgage loans	7,981	8,231	5,563
Credit card and other	15,573	13,579	10,743

	584,404	539,730	476,486

Less:
Allowance for loan and lease losses	7,260	6,773	6,375
Deferred loan fees	160	241	310

	$576,984	$532,716	$469,801

An analysis of the allowance for loan and lease losses is presented below (in thousands):

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2006	2005
	(In Thousands)
Allowance at beginning of period	$6,773	$6,375
Charge-offs:
Mortgage	—	—
Commercial	—	—
Lease	—	—
Consumer	—	(10)

Total charge-offs	—	(10)
Recoveries:
Mortgage	—	4
Commercial	3	4
Lease	—	—
Consumer	—	—

Total recoveries	3	8
Net recoveries (charge-offs)	3	(2)
Provision	484	400

Allowance at end of period	$7,260	$6,773

Allowance to gross loans and leases	1.24%	1.25%
Note 7 – Deposits.
Deposits consisted of the following (in thousands):

	September 30,		December 31,
	2006		2005
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
	(Dollars in Thousands)
Transaction accounts:
Demand deposits	$43,056	0.00%	$46,766	0.00%
Negotiable order of withdrawal (“NOW”) accounts	49,524	4.19	46,962	2.85

	92,580		93,728

Money market accounts	155,640	4.49	138,442	3.10
Certificates of deposit	356,574	4.53	335,294	3.95

	$604,794		$567,464

Note 8 – Borrowings.
Borrowings consisted of the following (in thousands):

	As of September 30,
	2006
		Weighted	Weighted
		Average	Average
	Balance	Balance	Rate
	(Dollars in Thousands)
Fed funds purchased and securities sold under agreement to repurchase	$21,707	$12,825	4.97%
FHLB advances	19,538	17,981	4.78
Junior subordinated debentures	10,310	10,310	9.85
Line of credit	10	4,126	6.88
Subordinated note payable	11,000	5,044	7.40

	$62,565	$50,286	6.31%

Short-term borrowings	$21,726
Long-term borrowings (due beyond one year)	40,839

	$62,565

	As of December 31,
	2005
		Weighted	Weighted
		Average	Average
	Balance	Balance	Rate
	(Dollars in Thousands)
Fed funds purchased and securities sold under agreement to repurchase	$19,463	$9,021	3.45%
FHLB advances	12,545	11,427	3.67
Junior subordinated debentures	10,310	10,310	9.18
Line of credit	2,750	2,338	5.39
Subordinated note payable	5,000	5,000	5.75

	$50,068	$38,096	5.49%

Short-term borrowings	$22,222
Long-term borrowings (due beyond one year)	27,846

	$50,068

Note 9 – Derivative and Hedging Activities.
Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At September 30, 2006 and December 31, 2005 accumulated other comprehensive income included unrealized after tax losses of $4,000 and $8,000, respectively, related to derivatives used to hedge funding cash flows. At September 30, 2006 and December 31, 2005, the fair value of the interest rate swaps designated as cash flow hedges represented unrealized losses of $7,000 and $14,000, respectively. There were no unrealized gains on interest rate swaps which qualify as cash flow hedges as of September 30, 2006 and December 31, 2005. The estimated amount of pre-tax loss expected to be reclassified into earnings from accumulated other comprehensive income due to net expenses on cash flow hedges within the next twelve months is $1,000.
The unrealized holding gains and losses, net of tax effect, included in accumulated other comprehensive income at September 30, 2006 and December 31, 2005, were ($17,000) and ($105,000), respectively. At September 30, 2006 and December 31, 2005, the fair value of other derivatives included in other assets totaled $43,000 and $40,000, respectively. At September 30, 2006 and December 31, 2005, the fair value of other derivatives included in other liabilities totaled $0 and $1,141,000.
The interest rate swap agreements consist of the following:

	As of September 30,				As of December 31,
	2006				2005
	(In thousands)
	Notional	Maturity	Fixed	Variable	Notional	Maturity	Fixed	Variable
	Amount	Date	Rate	Rate	Amount	Date	Rate	Rate

Cash Flow Hedge:
Pay-fixed interest rate swap	$660	April, 2009	5.24%	5.04%	$789	April, 2009	5.24%	3.97%

Other Derivatives:
Pay-fixed interest rate swap	10,000	October, 2006	3.94	5.03	10,000	October, 2006	3.94	4.08
Pay-fixed interest rate swap	10,000	November, 2006	3.75	5.03	10,000	November, 2006	3.75	4.12
Pay-fixed interest rate swap	10,000	December, 2006	4.94	5.39	10,000	December, 2006	4.94	4.50
Callable receive-fixed interest rate swap	—		—	—	10,000	January, 2010	4.25	4.44
Callable receive-fixed interest rate swap	—		—	—	10,000	February, 2010	4.35	4.39
Callable receive-fixed interest rate swap	—		—	—	10,000	February, 2010	4.10	4.42
Callable receive-fixed interest rate swap	—		—	—	10,000	November, 2010	4.00	4.41
Pay-fixed interest rate swap	—		—	—	4,742	June, 2011	5.49	4.20

	$30,660				$75,531

As required by SFAS No. 133, the Corporation is amortizing, over the remaining term of the pay-fixed interest rate swap maturing in October 2006, to interest expense the market loss at the date that interest rate swap no longer qualified for cash flow hedge accounting. This swap no longer qualified for hedge accounting treatment because the Corporation did not redesignate a new hedging relationship upon adoption of FIN46R. At September 30, 2006 and December 31, 2005, the balance of the unamortized loss, net of tax effect, on this interest rate swap included in accumulated other comprehensive income is approximately $13,000 and $96,000, respectively.

Note 10 – Earnings Per Share.
Basic earnings per share for the three and nine months ended September 30, 2006 and 2005 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effect of dilutive securities is computed using the treasury stock method. For the three month periods ended September 30, 2006 and 2005, average anti-dilutive employee stock options totaled 65,323 and 15,750, respectively. For the nine month periods ended September 30, 2006 and 2005, average anti-dilutive employee stock options totaled 65,762 and 12,384, respectively.

	Three Months Ended September 30,
	2006	2005
Numerator:
Net income	$866,302	$916,404

Numerator for basic and diluted earnings per share — income available to common stockholders	866,302	916,404

Denominator:
Denominator for basic earnings per share—weighted-average common shares outstanding	2,480,023	2,423,847

Effect of dilutive securities:
Employee stock options	13,232	41,357

Denominator for diluted earnings per share—adjusted weighted-average common shares and assumed conversions	2,493,255	2,465,204

Basic earnings per share	$0.35	$0.38
Diluted earnings per share	0.35	0.37

	Nine Months Ended September 30,
	2006	2005
Numerator:	$2,801,980	$3,664,539

Net income

Numerator for basic and diluted earnings per share — income available to common stockholders	$2,801,980	$3,664,539

Denominator:
Denominator for basic earnings per share—weighted-average common shares outstanding	2,471,825	2,418,679

Effect of dilutive securities:
Employee stock options	16,765	45,190

Denominator for diluted earnings per share—adjusted weighted-average common shares and assumed conversions	2,488,590	2,463,869

Basic earnings per share	$1.13	$1.52
Diluted earnings per share	1.13	1.49
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Factors
     This quarterly report on Form 10-Q (“Form 10-Q”) contains or incorporates by reference various forward-looking statements concerning the Corporation’s prospects that are based on the current expectations or beliefs of management. Forward-looking statements may also be made by the Corporation from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective” and similar expressions and verbs in the future tense, are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Corporation’s control that could cause the Corporation’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Corporation: general economic conditions; legislative and regulatory initiatives; increased competition and other effects of deregulation and consolidation of the financial services industry; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; general economic developments; acts of terrorism and developments in the war on terrorism; and changes in the quality or composition of loan and investment portfolios. See also Item 1a. Risk Factors discussed in our annual Report on Form 10-K and factors regarding future operations discussed below.

     The following discussion and analysis is presented to assist in the understanding and evaluation of the Corporation’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction with such statements, footnotes and data. The presentation focuses on the three and nine months ended September 30, 2006 and the comparable periods in 2005.
Overview
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
Recent Developments/Financial Highlights
•	Net income for the three and nine months ended September 30, 2006 decreased $50,000 and $863,000 over the comparable prior year periods due to higher compensation expense as the Corporation continues to hire additional business development staff in order to increase loan and lease receivables, greater provision for loan and lease losses primarily due to the growth in the loan and lease portfolio accompanied by no significant changes in the risk profile of the loan and lease portfolio and the nine month period ended September 30, 2005 included a $973,000 pre-tax gain on the sale of the 50% owned joined venture

•	Net loans and leases receivable increased 8.3% from December 31, 2005 to $577 million at September 31, 2006

•	Deposits increased 6.6% to $605 million
Results of Operations
Comparison of Three and Nine Months Ended September 30, 2006 and 2005
     General. Net income for the three and nine months ended September 30, 2006 decreased $50,000 and $863,000 to $866,000 and $2.8 million from $916,000 and $3.7 million for the same periods in 2005. The increase in net interest income of $879,000 for the nine months ended September 30, 2006 was more than offset by an increase of $366,000 in the provision for loan and lease losses, a decrease of $314,000 in the change in fair value of interest rate swaps and an increase in compensation costs of $1.0 million. Additionally, the nine months ended September 30, 2005 included a gain on the sale of the 50% equity investment in a leasing joint venture, m2 Lease Funds, LLC (“m2”), of $973,000. The three months ended September 30, 2006 reflected an increase of $357,000 in net interest income and an increase of $130,000 in the change in fair value of interest rate swaps which were offset by increases in the provision for loan and lease losses of $360,000 and an increase in compensation costs of $338,000. Diluted earnings per share for the three months ended September 30, 2006 decreased to $0.35 from $0.37 for the same period in 2005 largely attributable to the decrease in net income. The annualized returns on average assets and average stockholders’ equity for the three months ended September 30, 2006 were 0.50% and 7.97%, respectively, as compared to 0.59% and 9.00%, respectively, for the same period in 2005. Diluted earnings per share for the nine months ended September 30, 2006 decreased to $1.13 from $1.49 for the same period in 2005 due to the decrease in net income. The annualized returns on average assets and average stockholders’ equity for the nine months ended September 30, 2006 were 0.55% and 8.74%, respectively, as compared to 0.81% and 12.46%, respectively, for the same periods in 2005.
     Net Interest Income. Net interest income increased $357,000, or 8.2%, to $4.7 million for the three months ended September 30, 2006 from $4.4 million for the same period in 2005. For the nine months ended September 30, 2006, net interest income increased $879,000, or 6.7%, to $14.0 million from $13.2 million for the same period in 2005. The improvement in net interest income for the three and nine months ended September 30, 2006 was due to an increase in average earning assets partially offset by a decrease in net interest margin as compared to the same period in 2005. The net interest margin decreased to 2.84% for the three months ended September 30, 2006 from 2.93% for the same period in 2005. The net interest margin decreased to 2.89% for the nine months ended September 30, 2006 from 3.03% for the same period in 2005. Similarly, there were decreases in the interest rate spread to 2.39% and 2.47% for the three and nine months ended September 30, 2006 from 2.50% and 2.64% for the same three and nine month periods in 2005. The decreases in the net interest margin were the result of the increases in yields paid on interest-bearing liabilities outpacing the increases in yields earned on interest-earning assets and a decrease in net interest earning assets. The increase in rates is reflective of the change in market rates.
     Interest income on interest-earning assets increased $2.8 million to $12.2 million for the three months ended September 30, 2006 as compared to the same period in 2005 driven principally by an increase in average loans and leases outstanding of $61.5 million, an increase of 12.2%, accompanied by an increase in the average yield earned on loans and leases to 7.86% from 6.77% for the three months ended September 30, 2006 in comparison to the same period during 2005.
     For the nine months ended September 30, 2006, interest income on interest-earning assets increased $8.3 million to $34.5 million as compared to the same period in 2005. Interest income on loans and leases increased $7.6 million to $31.4 million from $23.8 million for the same period in 2005. Average loans and leases outstanding increased $57.7 million, or 11.8%, accompanied by an increase in average yield to 7.65% for the nine months ended September 30, 2006, from 6.47% for the same period in 2005.
     The increase in average yields earned on loans and leases for both the three and nine months ended September 30, 2006 was primarily caused by a change in market rates. The average balance of loans and leases increased to $564.5 million for the three months ended September 30, 2006 from $503.0 million for the three months ended September 30, 2005. The increase was driven by growth in mortgage loans which includes commercial real estate, construction, multi-family and 1-4 family loans and commercial loans. For the three months ended September 30, 2006, the average balance of mortgage loans grew $40.5 million, or 12.1%, from $335.7 million to $376.2 million. Average commercial loans increased $23.3 million, or 16.1% to $167.7 million for the three months ended September 30, 2006 from $144.4 million for the same period in 2005. Average leases decreased $2.4 million, or 11.7%, for the three months ended September 30, 2006 in comparison to September 30, 2005. The average balance of loans and leases increased to $547.6 million for the nine months ended September 30, 2006 from $489.9 million as of September 30, 2005. For the nine months ended September 30, 2006, average mortgage loans grew $39.8 million, or 12.3%, from $324.4 million for the nine months ended September 30, 2005 to $364.3 million. Average commercial loans grew $22.2 million, or 15.8%, from $140.2 million for the nine months ended September 30, 2005 to $162.4 million for the nine months ended September 30, 2006. Average leases decreased $4.4 million, or 19.4% for the nine months ended September 30, 2006 in comparison to the nine months ended September 30, 2005. The growth in mortgage and commercial loans has largely been the result of expanding relationships with existing clients and attracting new clients in both of the Banks’ two principal markets.
     Also contributing to the increase in income on interest earning assets was an increase in income on mortgage related securities of $206,000 and $687,000 to $997,000 and $2.9 million for the respective three and nine months ended September 30, 2006 from $791,000 and $2.2 million for the same periods in 2005.

Purchases of such securities were made as interest rates have become more attractive in those securities as a result of rising mortgage rates. Average balances of mortgage related securities increased $7.6 million to $92.5 million for the three months ended September 30, 2006 from $84.8 million for the same periods in 2005. For the nine months ended September 30, 2006 average balances of mortgage related securities increased $11.2 million to $91.7 million from $80.6 million for the nine months ended September 30, 2005. These increases were accompanied by an increase in average yields on such securities from 3.73% and 3.64% for the respective three and nine months ended September 30, 2005 to 4.31% and 4.20% in 2006. It is the Corporation’s policy to diversify assets and part of that diversification includes an investment portfolio that is no less than 10.0% of total assets.
     Interest expense increased $2.4 million to $7.4 million for the three months ended September 30, 2006 from $5.0 million, for the same period in 2005. For the nine months ended September 30, 2006 interest expense increased $7.4 million from $13.2 million to $20.5 million. These increases were primarily due to respective $2.1 million and $6.5 million increases in interest expense on deposits for the three and nine months ended September 30, 2006 with the weighted average rate increasing to 4.78% and 4.49% from 3.64% and 3.25% for the same periods in 2005. The increases in interest expense were largely due to rising rates on deposits accompanied by increases in average interest-bearing deposits. Average interest-bearing deposits increased $61.9 million, or 12.7%, to $549.9 million for the three month period ended September 30, 2006 from $488.0 million for the three months ended September 30, 2005. For the nine month period ended September 30, 2006 average interest-bearing deposits increased $62.6 million, or 13.2%, to $537.4 million from $474.8 million for the same period in 2005. These increases were largely a result of growth in money market accounts acquired primarily within the local market and growth in average certificates of deposit primarily acquired through deposit brokers. Average money market deposits increased $38.4 million, or 32.7%, from $117.4 million for the three months ended September 30, 2005 to $155.8 million for the same period in 2006. Average money market deposits increased $41.0 million, or 38.3%, from $107.0 million for the nine months ended September 30, 2005 to $148.0 million for the same period in 2006. Average certificates of deposit increased $22.5 million and $21.4 million, respectively, from $322.9 million and $317.5 million for the three and nine months ended September 30, 2005 to $345.4 million and $338.9 million for the same periods in 2006. The average balance of Federal Home Loan Bank (“FHLB”) advances, used as another source of funding, increased $9.8 million to $19.6 million for the three months ended September 30, 2006 from $9.8 million for the three months ended September 30, 2005. For the nine months ended Sept 30, 2006 average FHLB advances increased $6.9 million to $18.0 million from $11.0 million for the same period in 2005. The weighted average cost of FHLB advances increased from 4.40% and 3.27% for the three and nine months ended September 30, 2005 to 4.86% and 4.78% for the same periods in 2006. Average other borrowings increased $6.3 million from $15.7 million to $22.0 million for the nine months ended September 30, 2006. The overall weighted average cost of borrowings increased from 5.28% for the nine months ended September 30, 2005 to 6.31% for the same period in 2006. Specifically average federal funds purchased and securities sold under agreement to repurchase increased $3.9 million to $12.8 million for the nine months ended September 30, 2006 from $8.9 million for the same period in 2005. The average cost of federal funds purchased and securities sold under agreement to repurchase was 4.97% for the nine months ended September 30, 2006 as compared to 3.26% for the same period in 2005. The average borrowings under the Corporation’s line of credit increased $2.2 million to $4.1 million for the nine months ended September 30, 2006 from $1.9 million for the same period in 2005. The average cost of the line of credit was 6.88% for the nine months ended September 30, 2006 as compared to 5.08% for the nine months ended September 30, 2005.
     The Banks’ strategies continue to focus on developing deeper relationships with clients through the sale of products and services that meet clients’ needs accompanied by employee incentive programs that encourage the growth of loans and deposits. Specific deposit initiatives include service and retention calling programs, increased advertising and identification of high growth potential individuals and businesses. Additionally, the Banks’ use of wholesale funding, in the form of deposits generated through distribution channels other than the Corporation’s own bank locations, allows the Banks to gather funds across a wider geographic base at pricing levels considered attractive.
     Provision for Loan and Lease Losses. The provision for loan and lease losses totaled $413,000 and $484,000 for the three and nine months ended September 30, 2006 compared to a provision of $53,000 and $118,000 for the same periods in 2005. Growth in the loan and lease portfolio is the primary reason for the provision in loan and lease losses during the nine month period in 2006 accompanied by no significant changes in the risk profile associated with the loan and lease portfolio. The improvement in the Corporation’s historical charge-off migration was offset by an increase in the specific reserves established for impaired loans due to declining values of collateral. In order to establish the levels of the allowance for loan and lease losses, management regularly reviews its historical charge-off migration analysis and an analysis of the current level and trend of several factors that management believes provide an indication of losses in the loan and lease portfolio. These factors include delinquencies, volume, average size, average risk rating, technical defaults, geographic concentrations, industry concentrations, loans and leases on the management attention list, experience in the credit granting functions and changes in underwriting standards. There was no charge-off activity for the three and nine month periods ended September 30, 2006.
     Non-Interest Income. Non-interest income, consisting primarily of deposit and loan related fees as well as fees earned for trust and investment services, changes in fair value of derivatives and income from bank-owned life insurance, increased $413,000 to $1.0 million for the three months ended September 30, 2006 from $591,000 for the same period in 2005 and decreased $701,000 to $2.7 million for the nine months ended September 30, 2006 as compared to $3.4 million for the same period in 2005. A gain on sale of $973,000 from the Corporation’s 50% owned joint venture, m2, occurred during the nine months ended September 30, 2005. Other primary contributors to the changes for the three and nine months ended September 30, 2006 were an increase in the fair value of derivatives of $130,000 in the three month period and a decline in fair value of derivatives totaling $314,000 for the nine month period ending September 30, 2006. The decrease in service charges on demand deposit accounts for the three and nine months ended September 30, 2006 of $16,000 and $67,000 in comparison to the same periods for 2005 is mainly attributable to the increase in the earnings credit rate on demand deposit accounts which results in lower service charges paid by the client. These decreases were partially offset by increases of $54,000 and $171,000 in income from bank-owned life insurance for the three and nine months ended September 30, 2006 as compared to the same periods during 2005 due to the purchase of additional bank-owned life insurance. In addition to this, for the three and nine months ended September 30, 2006, there were increases of $103,000 and $238,000 in trust and investment services fee income from FBB’s trust and investment services area due to successful efforts to increase trust assets under management. Trust assets under management have increased $11.0 million from June 30, 2006 and $39.3 million from December 31, 2005 to $180.4 million. Money transferred in from new and existing clients contributed to the increase in trust assets managed.
     Non-Interest Expense. Non-interest expense increased $583,000, or 16.4%, and $1.3 million, or 12.1%, to $4.1 million and $12.2 million for the three and nine months ended September 30, 2006 from $3.6 million and $10.9 million in the same periods for 2005. A significant portion of the increase for the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005 was due to increases of $338,000 and $1.0 million in employee salaries and benefits reflecting additions to staff, increases in benefit costs and expense associated with awards of restricted shares of the Corporation’s common stock. Marketing expense increased $30,000 for the nine month period as a result of efforts to develop new and existing relationships. Data processing expense increased $70,000 for the nine month period largely to keep pace with internal growth as well as overall technology in the industry. Professional fees increased $38,000 and other expenses increased $130,000 for the nine month period as compared to the same period in the prior year.
     Income Taxes. Income tax expense was $309,000 and $1.3 million for the three and nine months ended September 30, 2006, with effective rates of 26.3% and 30.9% compared to $432,000 and $1.9 million for the same periods in 2005, with effective rates of 32.0% and 34.0% for the respective periods in 2005. Contributing to the reduction in the effective tax rate during the three and nine months ended September 30, 2006 was an increase in the amount of non-taxable income from bank-owned life insurance in comparison to the same periods for 2005.
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

	Three Months Ended September 30,
	2006			2005
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)
Interest-Earning Assets
Mortgage loans (1)	$376,230	$6,891	7.33%	$335,733	$5,406	6.44%
Commercial loans	167,696	3,847	9.18	144,439	2,797	7.75
Leases	17,818	314	7.05	20,172	270	5.35
Consumer loans	2,740	45	6.57	2,683	41	6.11

Total loans and leases receivable (1)	564,484	11,097	7.86	503,027	8,514	6.77
Mortgage-related securities (2)	92,487	997	4.31	84,847	791	3.73
Investment securities (2)	3,409	28	3.29	3,436	28	3.26
Federal Home Loan Bank stock	2,127	22	4.14	2,848	35	4.92
Fed funds sold and other	—	—	0.00	107	1	3.74
Short-term investments	1,755	21	4.79	944	7	2.97

Total interest-earning assets	664,262	12,165	7.33	595,209	9,376	6.30
Non-interest-earning assets	30,807			22,357

Total assets	$695,069			$617,566

Interest-Bearing Liabilities
NOW accounts	$48,755	$543	4.45%	$47,647	$368	3.09%
Money market	155,794	1,871	4.80	117,444	959	3.27
Certificates — regular	303,267	3,635	4.79	278,691	2,737	3.93
Certificates — large	42,095	522	4.96	44,198	380	3.44

Total deposits	549,911	6,571	4.78	487,980	4,444	3.64
Junior subordinated debentures	10,310	260	10.09	10,310	238	9.23
FHLB advances	19,605	238	4.86	9,811	108	4.40
Other borrowings	23,816	379	6.37	20,328	226	4.45

Total interest-bearing liabilities	603,642	7,448	4.94	528,429	5,016	3.80
Non-interest-bearing liabilities	47,944			48,429

Total liabilities	651,586			576,858
Stockholders’ equity	43,483			40,708

Total liabilities and Stockholders’ equity	$695,069			$617,566

Net interest income/interest rate spread		$4,717	2.39%		$4,360	2.50%

Net interest-earning assets	$60,620			$66,780

Net interest margin			2.84%			2.93%

Ratio of average interest-earning assets to average interest-earning liabilities	1.10			1.13

Return on average assets	0.50%			0.59%

Return on average equity	7.97%			9.00%

Average equity to average assets	6.26%			6.59%

Non-interest expense to average assets	2.38%			2.36%

(1)	The average balances of loans and leases include non-performing loans and leases, interest of which is generally recognized on a cash basis.

(2)	Includes amortized cost basis of assets held and available for sale.

	Nine Months Ended September 30,
	2006			2005
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)
Interest-Earning Assets
Mortgage loans (1)	$364,253	$19,353	7.08%	$324,443	$14,891	6.12%
Commercial loans	162,372	10,944	8.99	140,197	7,861	7.48
Leases	18,230	979	7.16	22,605	900	5.31
Consumer loans	2,793	139	6.64	2,692	116	5.75

Total loans and leases receivable (1)	547,648	31,415	7.65	489,937	23,768	6.47
Mortgage-related securities (2)	91,749	2,888	4.20	80,590	2,201	3.64
Investment securities (2)	3,439	85	3.30	3,443	80	3.10
Federal Home Loan Bank stock	2,607	66	3.38	2,813	111	5.26
Fed funds sold and other	44	2	6.06	1,084	17	2.09
Short-term investments	1,696	56	4.40	974	18	2.46

Total interest-earning assets	647,183	34,512	7.11	578,841	26,195	6.03
Non-interest-earning assets	31,043			22,029

Total assets	$678,226			$600,870

Interest-Bearing Liabilities
NOW accounts	$50,442	$1,586	4.19%	$50,275	$1,000	2.65%
Money market	147,989	4,982	4.49	107,017	2,272	2.83
Certificates — regular	295,057	10,020	4.53	275,007	7,339	3.56
Certificates — large	43,863	1,499	4.56	42,488	948	2.97

Total deposits	537,351	18,087	4.49	474,787	11,559	3.25
Junior subordinated debentures	10,310	762	9.85	10,310	700	9.05
FHLB advances	17,981	645	4.78	11,044	271	3.27
Other borrowings	21,994	971	5.89	15,739	497	4.21

Total interest-bearing liabilities	587,636	20,465	4.64	511,880	13,027	3.39
Non-interest-bearing liabilities	47,841			49,771

Total liabilities	635,477			561,651
Stockholders’ equity	42,749			39,219

Total liabilities and
Stockholders’ equity	$678,226			$600,870

Net interest income/interest rate spread		$14,047	2.47%		$13,168	2.64%

Net interest-earning assets	$59,547			$66,961

Net interest margin			2.89%			3.03%

Ratio of average interest-earning assets to average interest-earning liabilities	1.10			1.13

Return on average assets	0.55%			0.81%

Return on average equity	8.74%			12.46%

Average equity to average assets	6.30%			6.53%

Non-interest expense to average assets	2.40%			2.49%

(1)	The average balances of loans and leases include non-performing loans and leases, interest of which is generally recognized on a cash basis.

(2)	Includes amortized cost basis of assets held and available for sale.

Financial Condition
     General. The total assets of FBFS increased $50.6 million to $719.8 million at September 30, 2006 from $669.2 million at December 31, 2005. This increase was funded primarily by net increases in deposits and other borrowings of $49.8 million. This growth is generally invested in securities and loans and leases receivable.
     Securities. Securities available-for-sale increased $3.2 million at September 30, 2006 from December 31, 2005 as a result of purchases of $20.0 million net of maturities of $16.6 million and $200,000 of net premium amortization and discount accretion. Mortgage-related securities consist largely of agency-backed mortgage-derivative securities in the form of REMICs.
     Loans and Leases Receivable. Net loans and leases held for investment increased $44.2 million to $577.0 million at September 30, 2006 from $532.7 million at December 31, 2005. The activity in the loan and lease portfolio consisted of originations and loans purchased for investment of $205.4 million offset by principal repayments and participations sold of $161.2 million. Deferred loan fees declined $81,000 to $160,000 at September 30, 2006 from $241,000 at December 31, 2005. The primary reason for this decrease was fewer loans originated by the Banks during the nine months ended September 30, 2006 where origination fees were collected as well as amortization of fees related to loans that paid off prior to their contractual maturity date.
     Investment in FHLB stock. As allowed by the FHLB of Chicago, the Corporation voluntarily redeemed excess FHLB stock totaling approximately $771,000 in the second quarter of 2006.
     Deposits. As of September 30, 2006, deposits increased $37.3 million to $604.8 million from $567.5 million at December 31, 2005. The increase during the nine months ended September 30, 2006 was largely attributable to an increase of $17.2 million in money market accounts and an increase of $27.4 million in brokered certificates of deposit partially offset by a decrease of $6.1 million of in-market certificates of deposit and a decrease of $1.2 million in transaction accounts. The weighted average cost of interest bearing deposits increased to 4.49% at September 30, 2006 from 3.44% at December 31, 2005.
     Borrowings. The Corporation had borrowings of $62.6 million as of September 30, 2006 compared to $50.1 million as of December 31, 2005, an increase of $12.5 million. Federal funds purchased and securities sold under agreement to repurchase increases of $2.2 million, purchases of FHLB advances totaling $7.0 million and an increase of $6.0 million in the Corporation’s subordinated note was partially offset by a decrease in the Corporation’s line of credit of $2.7 million. As of September 30, 2006 borrowings included FHLB advances of $19.5 million which had a weighted average rate of 4.78%, junior subordinated debentures of $10.3 million with a weighted average rate of 9.85% as well as Fed funds purchased and securities sold under agreement to repurchase which totaled $21.7 million and had a weighted average rate of 4.97%. In addition, the Corporation has a $7.0 million line of credit with an outstanding balance of $10,000 and a weighted average rate of 6.88% and an $11.0 million subordinated note payable which carried a weighted average rate of 7.40%. At December 31, 2005, FHLB advances were $12.5 million with a weighted average rate of 3.67%. Federal funds purchased and securities sold under agreement to repurchase totaled $19.5 million and had a weighted average rate of 3.45%. The Corporation’s line of credit of $2.8 million had a weighted average rate of 5.39%, the subordinated note payable of $5 million carried a weighted average rate of 5.75% and junior subordinated debentures of $10.3 million had a weighted average rate of 9.18%.
     Stockholders’ Equity. As of September 30, 2006, stockholders’ equity was $44.5 million, or 6.2% of total assets. Stockholders’ equity increased $2.7 million during the nine months ended September 30, 2006 primarily as a result of comprehensive income of $2.9 million, which includes net income of $2.8 million. Stock options exercised totaled $136,000. Net restricted share activity caused stockholder’s equity to increase $118,000. See Note 3 to the unaudited consolidated financial statements. These increases were partially offset by dividends paid of $446,000 and treasury stock purchases of $21,000. As of December 31, 2005, stockholders’ equity totaled $41.8 million, or 6.3% of total assets. During the nine months ended September 30, 2006, options for 14,314 shares of common stock were exercised at a weighted-average price of $9.50 per share.
Asset Quality
     Non-performing Assets. Non-performing assets consists of non-accrual loans and leases of $1.3 million, or 0.19% of total assets, as of September 30, 2006, as compared to $1.5 million, or 0.23% of total assets, as of December 31, 2005. A loan to a plumbing, heating and air conditioning company with a net carrying value totaling $200,000 was renewed and taken off of non-accrual status upon collection of interest due to the Bank during the first quarter of 2006. Offsetting this decrease is an increase in non-accrual loans due to one loan to a pharmaceutical sales company with a net carrying value totaling $200,000. As of September 30, 2006 the Corporation does not anticipate any loss from this borrower.
     The Corporation’s non-accrual loans and leases consisted of the following at September 30, 2006 and December 31, 2005, respectively.

	At September 30,	At December 31,
	2006	2005
	(Dollars in Thousands)
Non-accrual loans	$1,332	$1,454
Non-accrual leases	—	90

Total non-accrual loans and leases	1,332	1,544
Foreclosed properties and repossessed assets, net	—	—

Total non-performing assets	$1,332	$1,544

Performing troubled debt restructurings	$—	$—

Total non-accrual loans and leases to total loans and leases	0.23%	0.29%
Total non-performing assets to total assets	0.19	0.23
Allowance for loan and lease losses to total loans and leases	1.24	1.25
Allowance for loan and lease losses to non-accrual loans and leases	544.87	438.64

     The following represents information regarding the Corporation’s impaired loans:

	September 30,	December 31,
	2006	2005
	(In Thousands)
Impaired loans and leases	$655	$811
Impaired loans and leases with impairment reserves required	677	733

Less:
Impairment reserve (included in allowance for loan and lease losses)	428	399

Net impaired loans and leases	$904	$1,145

Average impaired loans and leases	$1,440	$1,790

Interest income attibutable to impaired loans and leases	104	177

Interest income recognized on impaired loans and leases	72	65
     The amount of foregone interest for the nine months ended September 30, 2006 and the year ended December 31, 2005 was $32,000 and $112,000, respectively.
     A summary of the activity in the allowance for loan and lease losses follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Allowance at beginning of period	$6,846	$6,437	$6,773	$6,375
Charge-offs:
Mortgage
Commercial	—	—	—	—
Lease	—	—	—	—
Consumer	—	—	—	(9)

Total charge-offs	—	—	—	(9)
Recoveries:
Mortgage	—	—	—	1
Commercial	1	1	3	6
Lease	—	—	—	—
Consumer	—	—	—	—

Total recoveries	1	1	3	7
Net recoveries (charge-offs)	1	1	3	(2)
Provision	413	53	484	118

Allowance at end of period	$7,260	$6,491	$7,260	$6,491

Allowance to gross loans and leases	1.24%	1.28%	1.24%	1.28%

Liquidity and Capital Resources
     During the nine months ended September 30, 2006 and 2005 and the year ended December 31, 2005, the Banks did not make dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at September 30, 2006 are the repayment of interest payments due on subordinated debentures and the junior subordinated debentures during 2006. The Corporation expects to meet its liquidity needs through existing cash flow sources, its bank line of credit in the amount of $7.5 million of which $10 thousand is outstanding on September 30, 2006 and through any future projected dividends received from the Banks. The Corporation and its subsidiaries continue to have a strong capital base and the Corporation’s regulatory capital ratios continue to be significantly above the defined minimum regulatory ratios. In addition to the capital instruments on the September 30, 2006 balance sheet the Corporation has the option through January of 2007 to draw up to an additional $10.0 million of subordinated debt in order to manage its capital position.
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
     Brokered deposits are used by the Banks, which allows them to gather funds across a larger geographic base at price levels considered attractive. Access to such deposits allows the flexibility to not pursue single service deposit relationships in markets that have experienced some unprofitable pricing levels. Brokered deposits account for $306.9 million and $279.6 million of deposits as of September 30, 2006 and December 31, 2005, respectively. Brokered deposits are utilized to support asset growth and are generally a lower cost source of funds when compared to the interest rates on deposits with similar terms that would need to be offered in the local markets to generate a sufficient level of funds. In addition, the administrative costs associated with brokered deposits are considerably less than the administrative costs that would be incurred to administer a similar level of local deposits. Although local market deposits are expected to increase as new client relationships are established and as marketing efforts are made to increase the balances in existing clients’ deposit accounts, the usage of brokered deposits will likely remain. In order to provide for ongoing liquidity and funding, all of the brokered deposits are certificates of deposit that do not allow for withdrawal, at the option of the depositor, before the stated maturity. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure so that at least 90 days of maturities would be funded through other means, including but not limited to advances from the Federal Home Loan Bank, replacement with higher cost local market deposits or cash flow from borrower repayments and security maturities.
     The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. Management believes that its Banks have an acceptable liquidity percentage to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
     Under Federal law and regulation, the Corporation and the Banks are required to meet certain tier 1 and risk-based capital requirements. Tier 1 capital generally consists of stockholders’ equity plus certain qualifying debentures and other specified items less intangible assets such as goodwill. Risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations.
     As of September 30, 2006, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions (DFI) categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. The qualification results in lower assessment of FDIC premiums, among other benefits.
     In addition, the Banks exceeded minimum net worth requirement of 6.0% as required by the State of Wisconsin at December 31, 2005.
     The following table summarizes the Corporation and Banks’ capital ratios and the ratios required by their federal regulators at September 30, 2006 and December 31, 2005, respectively:

					Minimum Required
			Minimum Required		to be Well
			for Capital		Capitalized Under
	Actual		Adequacy Purposes		FDIC Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2006:

Total capital
(to risk-weighted assets)
Consolidated	$71,336	10.93%	$52,219	8.00%	N/A	N/A
First Business Bank	60,130	10.70	44,972	8.00	$56,215	10.00%
First Business Bank — Milwaukee	10,158	11.40	7,127	8.00	8,909	10.00

Tier 1 capital
(to risk-weighted assets)
Consolidated	$53,076	8.13%	$26,109	4.00%	N/A	N/A
First Business Bank	54,135	9.63	22,486	4.00	$33,729	6.00%
First Business Bank — Milwaukee	9,043	10.15	3,564	4.00	5,345	6.00

Tier 1 capital
(to average assets)
Consolidated	$53,076	7.64%	$27,801	4.00%	N/A	N/A
First Business Bank	54,135	9.13	23,708	4.00	$29,635	5.00%
First Business Bank — Milwaukee	9,043	8.59	4,212	4.00	5,265	5.00

					Minimum Required
			Minimum Required		to be Well
			for Capital		Capitalized Under
	Actual		Adequacy Purposes		FDIC Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2005:

Total capital
(to risk-weighted assets)
Consolidated	$62,234	10.43%	$47,748	8.00%	N/A	N/A
First Business Bank	55,240	10.88	40,610	8.00	$50,763	10.00%
First Business Bank — Milwaukee	9,009	10.32	6,981	8.00	8,727	10.00

Tier 1 capital
(to risk-weighted assets)
Consolidated	$50,461	8.45%	$23,874	4.00%	N/A	N/A
First Business Bank	49,713	9.79	20,305	4.00	$30,458	6.00%
First Business Bank — Milwaukee	7,917	9.07	3,491	4.00	5,236	6.00

Tier 1 capital
(to average assets)
Consolidated	$50,461	7.92%	$25,486	4.00%	N/A	N/A
First Business Bank	49,713	9.14	21,746	4.00	$27,182	5.00%
First Business Bank — Milwaukee	7,917	8.21	3,858	4.00	4,823	5.00
Contractual Obligations
     The following table summarizes the Corporation’s contractual cash obligations and other commitments at September 30, 2006.

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Dollars in Thousands)
Operating lease obligations	$4,973	$577	$1,139	$1,066	$2,191
Fed funds purchased and securities sold under repurchase agreements	21,706	21,706	—	—	—
Time deposits	356,574	129,681	138,805	80,206	7,882
Line of Credit	10	10	—	—	—
Subordinated debt	11,000	—	—	—	11,000
Junior subordinated debentures	10,310	—	—	—	10,310
FHLB advances	19,538	9	6,021	13,023	485

Total contractual obligations	$424,111	$151,983	$145,965	$94,295	$31,868

Off-balance Sheet Arrangements
     As of September 30, 2006 the Corporation had outstanding commitments to originate $207.6 million of loans. Commitments to extend funds to or on behalf of clients pursuant to standby letters of credit and other credit substitutes totaled $15.3 million as of September 30, 2006. Commitments to extend funds typically have a term of less than one year; however the Banks have $84.6 million of commitments which extend beyond one year. No losses are expected as a result of these funding commitments and other credit substitutes. Management believes adequate capital and liquidity are available from various sources to fund projected commitments.
Item 3. – Quantitative and Qualitative Disclosures about Market Risk
     The primary function of asset and liability management is to provide liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities within specified maturities and/or repricing dates. Interest rate risk is the imbalance between interest-earning assets and interest-bearing liabilities at a given maturity or repricing date, and is commonly referred to as the interest rate gap (the “gap”). A positive gap exists when there are more assets than liabilities maturing or repricing within the same time frame. A negative gap occurs when there are more liabilities than assets maturing or repricing within the same time frame. During a period of rising interest rates, a negative gap over a particular period would tend to adversely affect net interest income over such a period, while a positive gap over a particular period would tend to result in an increase in net interest income.
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
     The Corporation’s asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation’s economic sensitivity to change in rates at September 30, 2006 has not changed materially since December 31, 2005.

Item 4. – Controls and Procedures
     In accordance with Rule 13a-15b under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Form 10-Q, the Corporation’s management evaluated, with the participation of the Corporation’s Chairman of the Board and Chief Executive Officer along with its Senior Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Corporation’s Chief Executive Officer and the Corporation’s Senior Vice President and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of the date of such evaluation in timely alerting them to material information relating to the Corporation, including its consolidated subsidiaries, required to be included in the Corporation’s periodic filings with the Securities and Exchange Commission, particularly during the period in which this Form 10-Q was being prepared.
     There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information
Item 1. — Legal Proceedings
     From time to time, the Corporation and its subsidiaries are engaged in legal proceedings in the ordinary course of their respective businesses. Management believes that any liability arising from any such proceedings currently existing or threatened will not have a material adverse effect on the Corporation’s financial position, results of operations, and cash flows.
Item 1A. —Risk Factors
     There have been no material changes to risk factors as previously disclosed in Item 1A. to Part 1 of the Corporation’s Form 10-K filed on March 17, 2006.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	The following transactions occurred during the quarter ended September 30, 2006 pursuant to the 1993 Equity Incentive Plan. On July 26, 2006, 4,620 shares of FBFS common stock were sold for $41,995.80. On July 28, 2006, 416 shares of FBFS common stock were sold for $3,781.44. Those transactions were entered into pursuant to the exemption provided in Rule 701.

(b)	None.

(c)	Issuer Purchases of Equity Securities

			Total Number	Maximum
			Of Shares	Number that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased
	Of Shares	Price Paid	Announced	Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs
July 1 - 31, 2006	157	$24.00	None	None
August 1 - 31, 2006	—	—	—	—
September 1 - 30, 2006	—	—	—	—
Item 3. — Defaults Upon Senior Securities
     Not applicable.
Item 4. — Submission of Matters to a Vote of Security Holders
     None.
Item 5. — Other Information.
     None.
Item 6. — Exhibits.
(31.1) Certification of the Chairman of he Board and Chief Executive Officer.
(31.2) Certification of the Senior Vice President and Chief Financial Officer.
(32) Certification of the Chairman of the Board and Chief Executive Officer and Senior Vice
President and Chief Financial Officer pursuant to 18 U.S.C. paragraph 1350.

Signatures
     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.

By: /s/ Jerome J. Smith Jerome J. Smith
Chairman of the Board and Chief Executive Officer

November 2, 2006