Form 10-K
period 2006-12-31
First Business Financial Services, Inc.
filed 2007-03-15
CIK 1305399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission file number 0-51028

FIRST BUSINESS FINANCIAL SERVICES, INC.

WISCONSIN	39-1576570

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Charmany Drive Madison, WI	53719

(Address of Principal Executive Offices)	(Zip Code)

(608) 238-8008
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer     ☐ Accelerated filer     ☑ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☑ No

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $59.4 million.

As of March 12, 2007, 2,498,171 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2007 are incorporated by reference into Part III hereof.

[This page intentionally left blank]

PART I.

Item 1.	Business

General

First Business Financial Services, Inc. (“FBFS” or “the Corporation”) is a registered bank holding company incorporated under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned banking subsidiaries First Business Bank and First Business Bank – Milwaukee (referred to as “the Banks”). All of the operations of FBFS are conducted through the Banks and certain subsidiaries of First Business Bank. The Corporation operates as a business bank focusing on delivering products and services to small and medium size businesses. The Corporation does not utilize its locations to attract retail customers. FBFS seeks to provide lending, leasing and deposit products as well as trust and investment services to local businesses, business owners, executives, professionals and high net worth individuals. The Corporation generally targets businesses with sales between $2 million and $50 million. For a more detailed discussion of loans, leases and the underwriting criteria of the Banks, see “Lending and Leasing Activities” in this section. To supplement its business banking deposit base, the Corporation utilizes wholesale funding alternatives to fund a portion of the Corporation’s assets.

First Business Bank (“FBB”) is a state bank that was chartered in 1909 under the name Kingston State Bank. In 1990, FBB relocated its home office to Madison, Wisconsin, opened a banking facility in University Research Park, and began focusing on providing high-quality banking services to small and medium-sized businesses located in Madison and the surrounding area. First Business Bank offers a full line of commercial banking products and services in the greater Madison, Wisconsin area, tailored to meet the specific needs of businesses, business owners, executives, professionals and high net worth individuals. FBB’s product lines include cash management services, commercial lending, commercial real estate lending and equipment leasing. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. In addition, FBB offers business owners, executives, professionals and high net worth individuals consumer services including a variety of deposit accounts, personal lines of credit and personal loans. In addition to the Madison locations FBB opened a loan production office in Oshkosh, Wisconsin in September, 2006 to serve the Oshkosh and the surrounding area.

FBB has two wholly owned subsidiaries that are complementary to the Corporation’s business banking services. First Business Capital Corp. (“FBCC”) is a wholly-owned subsidiary of FBB operating as an asset-based commercial lending company specializing in providing secured lines of credit as well as term loans on equipment and real estate assets primarily to manufacturers and wholesale distribution companies located throughout the United States. First Business Leasing, LLC (“FBL”) is a commercial equipment finance company specializing in financing of general equipment to small and middle market companies throughout the United States.

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

First Business Bank – Milwaukee (“FBB – Milwaukee”) is a state bank that was chartered in 2000 in Wisconsin. FBB – Milwaukee also offers a wide range of commercial banking products and services tailored to meet the specific needs of businesses, business owners, executives, professionals and high net worth individuals in the greater Milwaukee, Wisconsin area through a single location in Brookfield, Wisconsin. Like FBB, FBB – Milwaukee’s product lines include cash management services, commercial lending and commercial real estate lending for similar sized businesses as FBB. FBB – Milwaukee also offers trust and investment services through a trust service office agreement with FBB. FBB – Milwaukee also offers business owners, executives, professionals and high net worth individuals consumer services which include a variety of deposit accounts, personal lines of credit, and personal loans.

In June 2000, FBFS purchased a 51% interest in The Business Banc Group Ltd. (“BBG”), a corporation formed to act as a bank holding company owning all the stock of a Wisconsin chartered bank to be newly organized and headquartered in Brookfield, a suburb of Milwaukee, Wisconsin. In June 2004 all shares of BBG stock were successfully exchanged for FBFS stock pursuant to a conversion option. Subsequent to this transaction, BBG was dissolved. This transaction resulted in FBB – Milwaukee becoming a wholly-owned subsidiary of the Corporation.

In December 2001, FBFS formed FBFS Statutory Trust I (“Trust”), a statutory trust organized under the laws of the State of Connecticut and a wholly-owned financing subsidiary of FBFS. In December 2001, the Trust issued $10.0 million in aggregate liquidation amount of floating rate trust preferred securities in a private placement offering. These securities mature 30 years after issuance and are callable at face value after five years. The Trust used the proceeds from the offering to purchase $10.3 million of 3 month LIBOR plus 3.60% Junior Subordinated Debentures (the “Debentures”) of the Corporation. In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Revised” (“FIN 46 R”) to provide guidance on how to identify a variable interest entity and determine when an entity needs to be included in a company’s consolidated financial statements. As a result of the adoption of FIN 46R in 2004, the Trust was no longer consolidated by FBFS. On December 18, 2006 the Corporation exercised its right to redeem the Debentures purchased by the Trust. The Trust subsequently redeemed the preferred securities and the Trust was closed. See Note 11 to the consolidated financial statements.

Available Information

The Corporation maintains a web site at www.fbfinancial.com. This Form 10-K and all of the Corporation’s filings under the Exchange Act are available through that web site, free of charge, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, on the date that the Corporation files those materials with, or furnishes them to, the Securities and Exchange Commission.

Employees

At December 31, 2006, FBFS had 130 employees which include 112 full-time equivalent employees. No employee is covered by a collective bargaining agreement, and we believe our relationship with our employees to be excellent.

Supervision and Regulation

Below is a brief description of certain laws and regulations that relate to the Corporation and the Banks. This narrative does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General

The Banks are chartered in the State of Wisconsin and are subject to regulation and supervision by the Division of Wisconsin Banking Review Board (the “Division”), and more specifically the Wisconsin Department of Financial Institutions (“WDFI”), and are subject to periodic examinations. Review of fiduciary operations is included in the periodic examinations. The Banks’ deposits are insured by the Deposit Insurance Fund (“DIF”). The DIF is administered by the Federal Deposit Insurance Corporation (“FDIC”), and therefore the Banks are also subject to regulation by the FDIC. Periodic examinations of both Banks are also conducted by the FDIC. The Banks must file periodic reports with the FDIC concerning their activities and financial condition and must obtain regulatory approval prior to entering into certain transactions such as mergers with or acquisitions of other depository institutions and opening or acquiring branch offices. This regulatory structure gives the regulatory authorities extensive direction in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of adequate loan and lease loss reserves.

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

n’>	Creation of the PCAOB – the Public Company Accounting Oversight Board. The PCAOB is empowered to set auditing, quality control and ethics standards, inspect public accounting firms, and institute disciplinary actions for those firms. The PCAOB is subject to oversight and review by the SEC and is funded by mandatory fees assessed against all public companies. This legislation also strengthened the Financial Accounting Standards Board by giving it full financial independence from the accounting industry.

n’>	Auditor independence was strengthened, among other things, by limiting the scope of consulting services that auditors can offer their public company audit clients.

n’>	The responsibility of public company directors and senior managers for the quality of financial reporting and disclosures made by their companies was heightened.

n’>	A number of provisions to deter wrongdoing were contained in the legislation. CEOs and CFOs have to certify that company financial statements fairly present the company’s financial condition and results of operations. If a restatement of financial results stemmed from a misleading financial statement resulting from “misconduct”, the CEO and CFO are required to forfeit and return to the company any bonus, stock or stock option compensation received

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

n’>	A range of new corporate disclosures are also required. These requirements include off-balance-sheet transactions and conflicts as well as pro forma disclosures designed in ways that are not misleading or are in accordance with SEC disclosure requirements. Accelerated reporting requirements require that insider transactions be reported by the end of the second business day following the covered transaction and that annual reports filed with the SEC include a statement by management asserting their responsibility for creating and maintaining adequate controls and assessing the effectiveness of those controls. The act requires companies to disclose whether or not they have adopted an ethics code for senior financial officers, and, if not, why not. Companies must also disclose whether the audit committee includes at least one “financial expert”, as defined by the SEC in accordance with specified requirements. The SEC will regularly and systematically review corporate filings.

n’>	Provisions in the legislation seek to limit and, at the same time, expose to public view possible conflicts of interest affecting securities analysts.

n’>	A range of new criminal penalties for fraud and other wrongful acts can be brought against companies or their insiders.

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

Section 404 of Sarbanes-Oxley, which does not become effective for the Corporation until the filing of its annual report for the year ended December 31, 2007, requires that management certify that they (i) are responsible for establishing, maintaining, and regularly evaluating the effectiveness of the Corporation’s internal controls; (ii) have made certain disclosures to the Corporation’s auditors and the audit committee of the Corporation’s board of directors (the “Board”) about the Corporation’s internal controls; and (iii) have included information in the Corporation’s quarterly and annual reports about their evaluation and whether there have been significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to such evaluation. The Corporation intends to be prepared for timely compliance with these requirements.

The Banks

As state-chartered DIF-insured banks, the Banks are subject to extensive regulation by the WDFI and the FDIC. Lending activities and other investments must comply with federal statutory and regulatory requirements. This federal regulation establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the DIF, the FDIC, and depositors.

Insurance of Deposits.  The Banks’ deposits are insured under the DIF of the FDIC. The Basic insurance coverage is up to $100,000. Depositors may qualify for additional coverage if the deposit accounts are in different ownership categories. In addition, federal law provides up to $250,000 in coverage for self-directed retirement accounts. The FDIC assigns institutions to a particular capital group based on the levels of the Banks’ capital – “well-capitalized,” “adequately capitalized,” or “undercapitalized.” These three groups are then divided into three subgroups reflecting varying levels of supervisory concern, ranging from those institutions considered to be healthy to those that represent substantial supervisory concern. The result is nine assessment risk classifications, with well-capitalized, financially sound institutions paying lower rates than those paid by undercapitalized institutions that pose a risk to the insurance fund.

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

Regulatory Capital Requirements.  The FRB monitors the capital adequacy of the Banks, since on a consolidated basis, they have assets in excess of $500.0 million. A combination of risk-based and leverage ratios are determined by the FRB. Failure to meet these capital guidelines could result in supervisory or enforcement actions by the FRB. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, with perceived credit risk of the asset in mind. These risk weighted assets are calculated by assigning risk-weights to corresponding asset balances to determine the risk-weight of the entire asset base. Total capital, under this definition, is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital, with some restrictions, includes common stockholders’ equity, any perpetual preferred stock, qualifying trust preferred securities, and minority interests in any unconsolidated subsidiaries. Tier 2 capital, with certain restrictions, includes any perpetual preferred stock not included in Tier 1 capital, subordinated debt, any trust preferred securities not qualifying as Tier 1 capital, specific maturing capital instruments and the allowance for loan and lease losses (limited to 1.25% of risk-weighted assets). The regulatory guidelines require a minimum total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The FRB also has a leverage ratio requirement which is defined as Tier 1 capital divided by average total consolidated assets. The minimum leverage ratio required is 3%.

The Corporation and the Banks’ actual capital amounts and ratios are presented in the table below and reflect the Banks’ well-capitalized positions.

					Minimum Required to
					be Well Capitalized
			Minimum Required for		Under FDIC
	Actual		Capital Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

As of December 31, 2006:
Total capital (to risk-weighted assets)
Consolidated	$73,241	10.40%	$56,360	8.00%	N/A	N/A
First Business Bank	64,443	10.49	49,144	8.00	$61,430	10.00%
First Business Bank – Milwaukee	10,205	11.31	7,218	8.00	9,022	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$43,944	6.24%	$28,180	4.00%	N/A	N/A
First Business Bank	57,838	9.42	24,572	4.00	$36,858	6.00%
First Business Bank – Milwaukee	9,070	10.05	3,609	4.00	5,413	6.00
Tier 1 capital (to average assets)
Consolidated	$43,944	5.99%	$29,331	4.00%	N/A	N/A
First Business Bank	57,838	9.22	25,086	4.00	$31,358	5.00%
First Business Bank – Milwaukee	9,070	8.50	4,269	4.00	5,336	5.00
As of December 31, 2005:
Total capital (to risk-weighted assets)
Consolidated	$62,234	10.43%	$47,748	8.00%	N/A	N/A
First Business Bank	55,240	10.88	40,610	8.00	$50,763	10.00%
First Business Bank – Milwaukee	9,009	10.32	6,981	8.00	8,727	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$50,461	8.45%	$23,874	4.00%	N/A	N/A
First Business Bank	49,713	9.79	20,305	4.00	$30,458	6.00%
First Business Bank – Milwaukee	7,917	9.07	3,491	4.00	5,236	6.00
Tier 1 capital (to average assets)
Consolidated	$50,461	7.92%	$25,486	4.00%	N/A	N/A
First Business Bank	49,713	9.14	21,746	4.00	$27,182	5.00%
First Business Bank – Milwaukee	7,917	8.21	3,858	4.00	4,823	5.00

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

The following table sets forth the FDIC’s definition of the five capital categories, in the absence of a specific capital directive.

	Total Capital to Risk	Tier 1 Capital to
Category	Weighted Assets	Risk Weighted Assets	Tier 1 Leverage Ratio

Well capitalized	≥ 10%	≥ 6%	≥ 5%
Adequately capitalized	≥ 8%	≥ 4%	≥ 4	%*
Undercapitalized	< 8%	< 4%	< 4	%*
Significantly undercapitalized	< 6%	< 3%	< 3%
Critically undercapitalized	Tangible assets to capital of 2%

*	3% if the Banks receive the highest rating under the uniform system.

Limitations on Dividends and Other Capital Distributions.  Federal and state regulations impose various restrictions or requirements on state-chartered banks with respect to their ability to pay dividends or make various other distributions of capital. Generally, such laws restrict dividends to undivided profits or profits earned during preceding periods. Also, FDIC insured institutions may not pay dividends while undercapitalized or if such a payment would cause undercapitalization. The FDIC also has authority to prohibit the payment of dividends if such a payment constitutes an unsafe or unsound practice in light of the financial condition of a particular bank. At December 31, 2006, subsidiary unencumbered retained earnings of approximately $30.5 million could be transferred to the Corporation in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary.

Liquidity.  The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. Management believes that its Banks have an acceptable liquidity percentage to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.

Federal Reserve System.  The Banks are required to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits. As of December 31, 2006, the Banks were in compliance with these requirements. Because required reserves must be maintained in the form of cash or non-interest bearing deposits at the FRB, the effect of this requirement is to reduce the Banks’ interest-earning assets.

Federal Home Loan Bank System.  The Banks are members of the FHLB of Chicago. The FHLB serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

As a member, each Bank is required to own shares of capital stock in the FHLB in an amount equal to the greatest of $500, 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 20% of its outstanding advances. The FHLB also imposes various limitations on advances relating to the amount and type of collateral, the amount of advances and other items. At December 31, 2006, the Banks owned a total of $2.0 million in FHLB stock and were in compliance with their respective requirements. The Banks received combined dividends from the FHLB totaling $82,000 for fiscal 2006 as compared to $138,000 for fiscal 2005.

In 2006 the FHLB announced the decision to allow redemptions of excess or “voluntary” stock by its members at selected dates as determined by the FHLB. The FHLB believes this action will help ensure an adequate capital base as it continues serving housing finance needs of its members. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings. As of December 31, 2006 the Banks held $165,000 of voluntary stock.

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

Commercial Real Estate Guidance.  On December 12, 2006, the FDIC and the Federal Reserve Board issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). The CRE Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (1) commercial real estate loans exceed 300% of capital and increased 50% or more in the preceding three years, or (2) construction and land development loans exceed 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on our current loan portfolio the CRE Guidance applies to the Banks. We believe that we have taken appropriate precautions to address the risks associated with our concentrations in commercial real estate lending. We do not expect the Guidance to adversely affect our operations or our ability to execute our growth strategy.

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

Corey A. Chambas, age 44, has served as Chief Executive Officer of the Corporation since December, 2006, as President of the Corporation since February, 2005, and as a Director since July, 2002. He served as Chief Operating Officer of the Corporation from February, 2005 to September, 2006, and as Executive Vice President of the Corporation from July, 2002 to February, 2005. He served as Chief Executive Officer of First Business Bank from July, 1999 to September, 2006 and as President of First Business Bank from July, 1999 to February, 2005. He currently serves as a Director of First Business Bank-Milwaukee, First Business Leasing, LLC, First Business Capital Corp, First Madison Investment Corp. and FMCC Nevada Corp.

James F. Ropella, age 47, has served as Senior Vice President and Chief Financial Officer of the Corporation since September, 2000. Mr. Ropella also serves as the Chief Financial Officer of the subsidiaries of the Corporation. He currently serves as a Director of First Madison Investment Corp. and FMCC Nevada Corp.

Joan A. Burke, age 55, has served as President of First Business Bank’s Trust Division since September, 2001. Prior to that, from November, 1996 to May, 2001, Ms. Burke was the President, Chief Executive Officer and Chairperson of the Board of Johnson Trust Company and certain of its affiliates.

Mark J. Meloy, age 45, was elected President and a Director of First Business Bank in September, 2006. He served as Executive Vice President of First Business Bank from September, 2004 to September, 2006. He served as President and Chief Executive Officer of First Business Bank-Milwaukee from January, 2003 to October, 2004, and as a Director from November, 2002 to October, 2004. From November, 2002 to December 2002, he served as Executive Vice President and Chief Operating Officer of First Business Bank-Milwaukee. From April 2000, to November, 2002 he served as Senior Vice President and Senior Lending Officer at First Business Bank. He currently serves as a Director of First Business Leasing, LLC and First Business Capital Corp.

Michael J. Losenegger, age 49, was elected Chief Operating Officer of the Corporation in September, 2006. He was also elected Chief Executive Officer of First Business Bank in September, 2006. He was elected President and a Director of First Business Bank in February, 2005. He served as Chief Operating Officer of First Business Bank from September, 2004 to February, 2005. He served as Senior Vice President-Business Development from February, 2003 to September, 2004. Prior to that, from March, 1989 to January, 2003, Mr. Losenegger served as Assistant Vice President and Vice President and Senior Vice President of Lending at M&I Bank in Madison, Wisconsin. He currently serves as a Director of First Business Leasing, LLC and First Business Capital Corp.

Charles H. Batson, age 53, joined the Corporation and was elected President and Chief Executive Officer of First Business Capital Corp. in January, 2006. Prior to joining the Corporation, from February

1986 to December, 2005, Mr. Batson served as Vice President and Business Development Manager for Wells Fargo Business Credit, Inc. He currently serves as a Director of First Business Capital Corp.

Item 1a.	Risk Factors

The following risks and uncertainties should be carefully read and considered because they could materially and adversely affect our business, financial condition, results of operations and prospects.

Competition.  The Banks encounter strong competition in attracting commercial loan, equipment finance and deposit clients as well as trust and investment clients . Such competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms and investment banking firms. The Banks’ market areas include branches of several commercial banks that are substantially larger in terms of loans and deposits. Furthermore, tax exempt credit unions operate in most of the Banks’ market areas and aggressively price their products and services to a large portion of the market. The Banks also compete with regional and national financial institutions, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition and more resources and collective experience than the Banks. The Corporation’s profitability depends upon the Banks’ continued ability to successfully maintain and increase market share.

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

Market Area.  One of the primary focal points of the Banks’ business development and marketing strategy is serving the needs of growing, small to medium-sized businesses. The origination of loans secured by real estate and business assets of those businesses is the Banks’ primary business and the principal source of profits. If client demand for such loans decreases, the Banks’ income could be affected because alternative investments, such as securities, typically earn less income than such loans. Client demand for these loans could be reduced by a weaker economy, an increase in unemployment, a decrease in real estate values, or an increase in interest rates. Any factors that would adversely affect commercial real estate values in Dane, Waukesha and Winnebago Counties in Wisconsin and surrounding areas in general could be expected to have a similar effect on the earnings and growth potential of the Corporation.

The principal factors that are used to attract core deposit accounts and that distinguish one financial institution from another include rates of return, types of accounts, service fees, convenience of office locations and hours and quality of service to the depositors. The primary factors in competing for commercial loans are interest rates, loan fee charges, loan structure and timeliness and quality of service to the borrower.

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

Loan Portfolio Risk.  The Banks originate commercial mortgage, construction, multi-family, 1-4 family, commercial, asset-based, consumer loans, and leases, all of which are primarily within their respective market areas. Such loans expose a lender to greater credit risk than the home mortgages which form a greater part of the business of many commercial banks, because the collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons:

n’>	Commercial mortgage loan repayment is dependent upon cash flow generation sufficient to cover operating expenses and debt service.

n’>	Commercial loan repayment is dependent upon the successful operation of the borrower’s business.

n’>	Consumer loans are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage or loss.

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

Loan and Lease Loss Allowance Risk.  As lenders, the Banks are exposed to the risk that our loan and lease clients may not repay their loans and leases according to their terms and that the collateral securing the payment of these loans and leases may be insufficient to assure repayment. The Banks may experience significant loan and lease losses which could have a material adverse impact on operating results. There is a risk that various assumptions and judgments about the collectibility of the loan and lease portfolios made by management could be formed from inaccurately assessed conditions leading to and related to such judgments and assumptions. Those assumptions and judgments are based, in part, on assessment of the following conditions:

n’>	Current economic conditions and their estimated effects on specific borrowers;

n’>	An evaluation of the existing relationships among loans and leases, potential loan and lease losses and the present level of the allowance for loan and lease losses;

n’>	Results of examinations of our loan and lease portfolios by regulatory agencies;

n’>	Management’s internal review of the loan and lease portfolios.

The Banks maintain an allowance for loan and lease losses to cover probable losses inherent in the loan and lease portfolios. Additional loan and lease losses will likely occur in the future and may occur at a rate greater than that experienced to date. An analysis of the loan and lease portfolios, historical loss experience and an evaluation of general economic conditions are all utilized in determining the size of the allowance. Additional adjustments may be necessary to allow for unexpected volatility or deterioration in the local or national economy. If material additions must be made to the allowance, this would materially decrease net income. Additionally, regulators periodically review the allowance for loan and lease losses or identify further loan or lease charge-offs to be recognized based on judgments different from those of management. Any increase in the loan or lease allowance or loan or lease charge-offs as required by regulatory agencies could have a material adverse impact on net income.

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

At December 31, 2006, the Banks conducted business from their full service offices located in Madison, Wisconsin at 401 Charmany Drive and in Brookfield, Wisconsin located at 18500 W. Corporate Drive. The Banks lease their full-service offices and these leases expire in 2016 and 2010, respectively. FBB conducts trust and investment business from a limited purpose branch located at 3500 University Avenue, Madison, Wisconsin. Office space is also leased in Burnsville, Minnesota, Independence, Ohio and Oshkosh, Wisconsin under short-term lease agreements which have terms of less than one year. See Note 8 to the Consolidated Financial Statements for more information regarding the premises and equipment. See Note 14 to the Consolidated Financial Statements for more information regarding the operating lease agreements.

Item 3.	Legal Proceedings

Management believes that no litigation is threatened or pending in which the Corporation faces potential loss or exposure which could materially affect the Corporation’s consolidated financial position, consolidated results of operations or cash flows. Since the Corporation’s subsidiaries act as depositories of funds and trust agents, they could occasionally be named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. This and other litigation is incidental to the Corporation’s business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

The common stock of the Corporation is traded on the Nasdaq National Market under the symbol “FBIZ”. At March 1, 2007, there were approximately 539 shareholders of record of FBFS common stock.

The following table presents the range of high and low closing sale prices of our common stock for each quarter within the two most recent fiscal years, according to information available, and cash dividends declared for the years ended December 31, 2006 and 2005, respectively.

			Dividend
	High	Low	Declared

2006

1st Quarter	$24.00	$21.50	$0.06
2nd Quarter	24.84	22.76	0.06
3rd Quarter	24.50	22.02	0.06
4th Quarter	23.00	21.51	0.06
2005

1st Quarter	$25.00	$24.50	$-
2nd Quarter	25.00	25.00	0.115
3rd Quarter	26.00	22.10	-
4th Quarter	29.73	23.70	0.06

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

The Corporation did not purchase or sell any FBFS common stock during the quarter ended December 31, 2006.

Performance Graph

The performance graph below compares the cumulative total shareholder return on First Business Financial Services, Inc. common stock with the cumulative total return on the equity securities of companies included in NASDAQ’s Composite and the SNL NASDAQ Bank Index. The graph assumes an investment of $100 on October 7, 2005, the first day the Company stock was traded on NASDAQ, and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	10/07/05	12/31/05	03/31/06	06/30/06	09/30/06	12/31/06

First Business Financial Services, Inc.	$100.00	$91.39	$91.77	$93.01	$87.23	$88.94
NASDAQ Composite	100.00	105.74	112.48	104.60	108.94	116.73
SNL NASDAQ Bank Index	100.00	104.71	110.79	109.54	112.60	117.55

Item 6.	Selected Consolidated Financial Data

Five Year Comparison of Selected Consolidated Financial Data

	At or For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands, Except Share Data)

FOR THE YEAR:
Interest income	$47,660	$36,509	$28,136	$27,005	$27,643
Interest expense	28,689	18,733	11,273	11,677	14,966

Net interest income	18,971	17,776	16,863	15,328	12,677
Provision for loan and lease losses	1,519	400	(540)	200	3,614
Gain on sale of 50% owned joint venture*	-	973	-	-	-
Non-interest income	3,674	3,266	3,261	2,205	(1)
Written option income (expense)	-	-	7	1,361	(39)
Non-interest expense	15,698	14,403	13,148	11,432	10,525
Minority interest in (income) loss of consolidated subsidiary	-	-	(9)	(741)	787
Income tax expense (benefit)	1,681	2,455	3,255	873	(528)

Net income (loss)	$3,747	$4,757	$4,259	$5,648	$(187)

Yield on earning assets	7.21%	6.22%	5.42%	5.65%	6.42%
Cost of funds	4.77	3.59	2.49	2.77	3.94
Interest rate spread	2.44	2.62	2.93	2.88	2.47
Net interest margin	2.87	3.03	3.25	3.21	2.94
Return on average assets	0.54	0.78	0.79	1.14	(0.04)
Return on average equity	8.65	11.79	13.81	24.09	(0.87)

ENDING BALANCE SHEET:
Total assets	$788,323	$669,249	$562,951	$518,472	$480,061
Securities	100,008	92,055	66,445	63,571	48,406
Loans and leases, net	639,867	532,716	469,938	433,105	409,227
Deposits	640,266	567,464	474,677	436,886	414,407
Borrowed funds	92,970	39,758	29,981	30,812	19,474
Junior subordinated debentures	-	10,310	10,310	-	-
Guaranteed trust preferred securities	-	-	-	10,000	10,000
Option liability	-	-	-	661	2,022
Minority interest in consolidated subsidiary	-	-	-	4,353	3,562
Stockholders’ equity	45,756	41,843	38,141	25,990	20,824

FINANCIAL CONDITION ANALYSIS:
Allowance for loan losses to year-end loans	1.28%	1.25%	1.34%	1.55%	1.42%
Allowance to non-accrual loans	748.06	438.67	281.83	423.57	192.69
Net charge-offs (recoveries) to average loans	-	-	(0.02)	(0.17)	0.84
Non-accrual loans to gross loans	0.17	0.29	0.47	0.37	0.73
Average equity to average assets	6.26	6.61	5.74	4.75	4.80

STOCKHOLDERS’ DATA:
Basic earnings (loss) per share	$1.51	$1.96	$1.89	$2.81	$(0.09)
Diluted earnings (loss) per share	1.50	1.93	1.83	2.02	(0.09)
Book value per share at end of period	18.35	17.18	15.81	12.86	10.49
Dividends declared per share	0.24	0.175	0.21	0.25	0.15
Dividend payout ratio	15.89%	8.93%	11.11%	8.90%	N.M.
Shares outstanding	2,493,578	2,435,008	2,412,409	2,021,033	1,985,466

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this report, and in any oral statements made with the approval of an authorized executive officer, the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “will likely result,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including, without limitation, changes in economic conditions in the market area of First Business Bank (“FBB”) or First Business Bank – Milwaukee (“FBB – Milwaukee”), changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in the market area of FBB or FBB – Milwaukee, borrowers defaulting in the repayment of loans and competition. These risks could cause actual results to differ materially from what FBFS has anticipated or projected. These risk factors and uncertainties should be carefully considered by potential investors. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-K could affect the financial performance of FBFS and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.

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

Overview

The principal business of FBFS is conducted by FBB and FBB – Milwaukee and consists of a full range of financial services focusing on small and medium-sized businesses. Products include commercial lending, asset-based lending, leasing, trust and investment services and a broad range of deposit products. The profitability of FBFS depends primarily on its net interest income, provision for loan and lease losses, non-interest income, and non-interest expenses. Net interest income is the difference between the income FBFS receives on its loans, leases and investment securities, and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan and lease losses reflects the cost of credit risk in the loan and lease portfolio of FBFS. Non-interest income consists of service charges on deposit accounts, securities gains, loan and lease fees, trust fees, brokerage and investment income, and other income. Non-interest expenses include salaries and employee benefits, occupancy, equipment expenses, professional services, marketing expenses, and other non-interest expenses.

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

In the following discussion, as required by generally accepted accounting principles, FBFS’s interest income, interest expense, provision for loan and lease losses, net interest income, non-interest income, non-interest expense and income tax expense include 100% of the amounts reported by BBG for the periods and as of the dates stated, although FBFS owned only 51% of the outstanding shares of BBG stock through June 1, 2004. FBFS’s net income is reported net of an adjustment to reflect the 49% outstanding minority interests of BBG. As of June 1, 2004, FBFS owned 100% of the shares of BBG. BBG was subsequently dissolved and as a result FBB – Milwaukee became a direct wholly-owned subsidiary of FBFS. See “Item 8 – Financial Statements and Supplementary Data.”

Recent Developments

Tax Audit.  Like the majority of financial institutions located in Wisconsin, FBB transferred investment securities and loans to out-of-state investment subsidiaries. FBB’s Nevada investment subsidiaries now hold and manage these assets. The investment subsidiaries have not filed returns with, or paid income or franchise taxes to, the State of Wisconsin. The Wisconsin Department of Revenue (the “Department”) implemented a program to audit Wisconsin financial institutions which formed investment subsidiaries located outside of Wisconsin, and the Department has generally indicated that it intends to assess income or franchise taxes on the income of the out-of-state investment subsidiaries of Wisconsin financial institutions. FBB has received a Notice of Audit from the Department that would cover years 1999 through 2002 and would relate primarily to the issue of income of the Nevada subsidiaries. During 2004, the Department offered a blanket settlement agreement to most banks in Wisconsin having Nevada investment subsidiaries. The Department has not issued an assessment to FBB, but the Department has stated that it intends to do so if the matter is not settled.

Prior to the formation of the investment subsidiaries FBB sought and obtained private letter rulings from the Department regarding the non-taxability of income generated by the investment subsidiaries in the State of Wisconsin. FBB believes it complied with Wisconsin law and the private rulings received from the Department. Should an assessment be forthcoming, FBB intends to defend its position vigorously through the normal administrative appeals process in place at the Department and through other judicial channels should they become necessary. Although FBB will vigorously oppose any such assessment there can be no assurance that the Department will not be successful in whole or in part in its efforts to tax the income of FBB’s Nevada investment subsidiary. FBB has accrued, as a component of current state income tax expense, an estimated liability including interest which is the most likely amount within a range of probable settlement amounts. FBFS does not expect the resolution of this matter to materially affect its consolidated results of operations and financial position beyond the amounts accrued. Should the Department be wholly successful in its efforts to tax the income of the Nevada investment subsidiaries then future cash flow would be negatively affected by as much as $3.1 million.

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

Allowance for Loan and Lease Losses.  The allowance for loan and lease losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan and lease portfolio and as such, requires the use of judgment as well as other systematic objective and quantitative methods. The risks of extending credit and the accuracy of management’s evaluation of the quality of the loan and lease portfolio are neither static nor mutually exclusive and could result in a material impact on the Corporation’s financial statements. Management could over-estimate the quality of the loan and lease portfolio resulting in a lower allowance for loan and lease losses than necessary, overstating net income and equity. Conversely, management could under-estimate the quality of the loan and lease portfolio, resulting in a higher allowance for loan and lease losses than necessary, understating net income and equity. The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan and lease losses and decreased by charge-offs, net of recoveries. Management estimates the allowance balance required and the related provision for loan and lease losses based on quarterly evaluations of the loan and lease portfolio, with particular attention paid to loans and leases that have been specifically identified as needing additional management analysis because of the potential for further problems. During these evaluations, consideration is also given to such factors as the level and composition of impaired and other non-performing loans and leases, historical loss experience, results of examinations by regulatory agencies, independent loan and lease reviews, the market value of collateral, the strength and availabilities of guarantees, concentration of credits and other factors. Allocations of the allowance may be made for specific loans or leases, but the entire allowance is available for any loan or lease that, in management’s judgment, should be charged off. Loan and lease losses are charged against the allowance when management believes that the un-collectibility of a loan or lease balance is confirmed. See Note 7 to the Consolidated Financial Statements for further discussion of the allowance for loan and lease losses.

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

Income Taxes.  FBFS and its wholly owned subsidiaries file a consolidated Federal income tax return and separate state tax returns. Subsidiaries for which FBFS’s interest is less than 80% file a separate Federal tax return from FBFS. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The determination of current and deferred income taxes is based on complex analyses of many factors, including the interpretation of Federal and state income tax laws, the difference between the tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts currently due or owed, such as the timing of reversals of temporary differences and current accounting standards. The Federal and state taxing authorities who make assessments based on their determination of tax laws periodically review the Corporation’s interpretation of Federal and state income tax laws. Tax liabilities could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities based on the completion of taxing authority examinations. FBFS accrues through its current income tax provision the amounts it deems probable of assessment related to federal and state income tax expenses. Such accruals would be reduced when such taxes are paid or reduced by way of a credit to the current income tax provision when it is no longer probable that such taxes will be paid. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. FBFS and its subsidiaries have State of Wisconsin net operating loss (“NOL”) carryforwards as of December 31, 2006 of approximately $36.2 million, which expire in years 2012 through 2021. See Note 15 to the Consolidated Financial Statements for further discussion of income taxes.

FBFS has made its best estimates on valuation allowances needed for deferred tax assets on certain net operating loss carryforwards and other temporary differences and has made its best estimate of the probable loss related to a state tax exposure matter. These estimates are subject to changes. Changes in these estimates could adversely affect future consolidated results of operations. Through 2003, BBG, which was consolidated by FBFS for financial reporting, but not tax purposes, had NOL carryforwards that were generated in 2000 through 2002, the first three years of BBG’s existence. Realization of the net deferred tax assets related to such NOLs over time was dependent upon BBG generating sufficient taxable income in future periods. Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, requires establishment of a valuation allowance reserve for some portion or all of the NOLs if it is more likely than not that sufficient taxable income will not be generated in future periods to utilize the NOLs before they expire. FBFS has determined the benefit of these NOL carryforwards to be probable of realization in full based upon the profitability of FBB – Milwaukee, the significant reduction in non-performing loans, the ability of FBFS to sell earning assets to FBB – Milwaukee, the achievement of a growth in earning assets sufficient to forecast future earnings more than sufficient to utilize the full NOL, and the length of the remaining life of the NOL carryforwards which range from 10 to 12 years.

As noted elsewhere herein, in June 2004, BBG shareholders completed the exchange of their 49% minority ownership in BBG to FBFS for shares of FBFS. This event resulted in FBFS owning 100% of BBG shares. BBG was subsequently dissolved and as a result, FBB – Milwaukee became a direct wholly-owned subsidiary of FBFS. Since 2004, FBFS has filed a consolidated Federal tax return with FBB – Milwaukee enabling the usage of FBB – Milwaukee’s NOL carryforwards to offset consolidated taxable income, subject to certain IRS annual limitations. This event increases further the probability that all of the benefits related to these NOL carryforwards will be fully realized. FBFS will continue to evaluate the probability of the usage of the NOL carryforwards and if in the future it is no longer deemed more likely than not that the benefit of the NOL carryforwards will be realized, then a valuation allowance will be established through a charge to income tax expense. At December 31, 2006, $497,000 of the BBG NOL remains unused.

Valuation of Securities.  The Corporation’s available-for-sale security portfolio is reported at fair value. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Corporation’s intent and ability to hold the security to maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Income. See Note 6 to the Consolidated Financial Statements for further discussion of securities.

The Corporation infrequently sells securities available for sale. During 2006 the Corporation sold one security with no sales in 2005 or 2004. The Corporation holds debt securities of the U.S. Government and collateralized mortgage obligations. The fair value of these securities is affected mostly by changes in interest rates. It is the Corporation’s intent and ability to hold securities with unrealized losses until maturity or until recovery of any unrealized losses.

Lease Residuals.  The Corporation leases machinery and equipment to clients under leases which qualify as direct financing leases for financial reporting and as operating leases for income tax purposes. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual value (approximating 3 to 15% of the property cost of the related equipment), are recorded as lease receivables when the lease is signed and the lease property is delivered to the client. Residual value is the estimated fair market value of the equipment on lease at lease termination. In estimating the equipment’s fair value, the Corporation relies on historical experience by equipment type and manufacturer published sources of used equipment prices, internal evaluations and, where available, valuations by independent appraisers, adjusted for known trends. The Corporation’s estimates are reviewed regularly to ensure reasonableness; however, the amounts the Corporation will ultimately realize could differ from the estimated amounts. Where declines in residual amounts are estimated to be other-than-temporary , the residual amount is reduced and a loss is recorded. See Note 7 to the Consolidated Financial Statements for further discussion of leases and lease residuals.

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

When available, the fair values of derivatives and the hedged assets or liabilities are obtained from third party sources. Such fair values are based upon interest rates using discounted cash flow modeling techniques in the absence of market quotes. Therefore, management must make estimates regarding the amount and timing of cash flows, which are susceptible to significant change in future periods based upon changes in interest rates. The assumptions used by management in the cash flow models are based on yield curves, forward yield curves and implied volatilities observable in the cash and derivatives markets. The pricing models are validated periodically by testing through comparison with other third parties. See Note 18 to the Consolidated Financial Statements for further discussion of derivatives.

At December 31, 2006, there are no fair value hedges and there is one cash flow hedge. The interest rate swap designated as a cash flow hedge has a negative fair value of $5,000 and $14,000 at December 31, 2006 and 2005, respectively.

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

Judgment is also used in the valuation of other intangible assets consisting of a core deposit intangible and a client list from a purchased brokerage/investment business. Core deposit intangibles were recorded for core deposits acquired in the BBG acquisition which was accounted for as a purchase business combination. The core deposit intangible assets were recorded under the presumption that they provide a more favorable source of funding than wholesale borrowings. An intangible asset was recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. The current estimate of the underlying lives of core deposits is fifteen years and ten years for the client list. If it is determined that the deposits or the client list have shorter lives, the assets will be adjusted and an expense will be recorded for the amount that is impaired.

Results of Operations
Comparison of the Years Ended December 31, 2006 and 2005

General.  Net income decreased $1.1 million to $3.7 million for the year ended December 31, 2006 from $4.8 million in the same period of 2005. The year ended December 31, 2006 included an increase in interest expense of $10.0 million, an increase of $1.1 million in provision for loan and lease losses and an increase of $1.3 million in non-interest expenses. The year ended December 31, 2005 included a gain on the sale of the 50% equity investment in a leasing joint venture, m2 of $973,000. These components that caused a decrease in net income were partially offset by increases in interest income of $11.2 million and trust and investment services fee income of $311,000 and a decrease in income tax expense of $774,000. The returns on average assets and average stockholders’ equity for the year ended December 31, 2006 were 0.54% and 8.65%, respectively, as compared to 0.78% and 11.79%, respectively, for the same period in 2005.

Net Interest Income.  Net interest income increased $1.2 million, or 6.7%, to $19.0 million for the year ended December 31, 2006 from $17.8 million for the same period in 2005. The improvement in net interest income was due to an increase in average earning assets partially offset by a decrease in net interest margin. Net interest margin decreased to 2.87% for the year ended December 31, 2006 from 3.03% in the same period of 2005. The decrease in the net interest margin was the result of the increase in yields paid on interest-bearing liabilities outpacing the increase in yields earned on interest-bearing assets. This was also reflected in the decrease in the interest rate spread to 2.44% for the year ended December 31, 2006 from 2.62% for the same period in 2005.

Interest income on total interest-earning assets increased $11.2 million to $47.7 million for the year ended December 31, 2006 from $36.5 million for the same period in 2005. In particular, interest income on loans and leases increased $10.4 million to $43.5 million as of the year ended December 31, 2006 from $33.1 million for the same period of 2005 due to an increase of $64.4 million, or 13.0%, in average loans and leases outstanding accompanied by an increase in average yields earned on loans and leases to 7.75% from 6.68% principally caused by the change in market rates. The average balance of loans and leases increased to $560.8 million for the year ended December 31, 2006 from $496.4 million for the same period in 2005. The increase was driven largely by growth in mortgage loans which includes commercial real estate, construction, multi-family and 1-4 family loans partially offset by decreases in leases. Growth in total average mortgage loans amounted to $44.8 million, or 13.6%. Average commercial loans grew $22.5 million, or 15.7%, while average leases declined by $2.9 million or 13.6%. The rate of growth in commercial real estate, construction and commercial loans has largely been the result of attracting new clients within the Banks’ principal markets in Wisconsin.

Also contributing to the increase in income on interest earning assets was an increase in income on mortgage related securities of $872,000 to $3.9 million for the year ended December 31, 2006 from $3.0 million for the same period in 2005. Net purchases of approximately $8 million were made to maintain adequate balance sheet liquidity. The yields on those securities have increased as a result of rising consumer mortgage rates. Average balances of mortgage related securities increased $10.1 million to $92.4 million for the year ended December 31, 2006 from $82.3 million for the same period in 2005. These increases were accompanied by an increase in average yields on such securities to 4.24% in 2006 from 3.71% in 2005. It is the Corporation’s policy to diversify assets and part of that diversification includes an investment portfolio that is not less than 10.0% of total assets.

Interest expense on interest-bearing liabilities increased $10.0 million to $28.7 million for the year ended December 31, 2006 from $18.7 million for the same period in 2005 primarily due to a $8.4 million increase in interest expense on deposits with the weighted average interest rate increasing to 4.58% from 3.44% for the same period in 2005. The increase in interest expense was largely due to rising rates on deposits accompanied by an increase in average interest-bearing deposits of $64.7 million or 13.4% to $548.0 million for the year ended December 31, 2006 from $483.3 million for the same period in 2005. This increase was largely a result of growth in money market accounts acquired primarily within the local markets and growth in average certificates of deposit primarily acquired through deposit brokers. Average money market deposits increased $39.3 million or 34.3% to $154.0 million for the year ended December 31, 2006 from $114.7 million in 2005. Average certificates of deposit increased $23.4 million or 6.8% to $343.0 million for the year ended December 31, 2006 from $319.5 million in 2005. The average balance of Federal Home Loan Bank (“FHLB”) advances, used as another source of funding, increased 66.8% or $7.7 million to $19.1 million for the year ended December 31, 2006 from $11.4 million for the same period in 2005, with the average cost of such advances increasing to 4.83% in 2006 from 3.67% for 2005. The overall weighted average cost of borrowings increased to 6.82% for the year ended December 31, 2006 from 5.49% for the same period in 2005. The rate increase of the borrowings was primarily the result of an increase in market rates. Additionally, upon exercising its option to redeem the junior subordinated debentures in December, 2006 the Corporation fully amortized to interest expense the remaining debt issuance costs totaling $260,000. This acceleration had the affect of increasing the overall weighted average cost of borrowings by 49 basis points thereby reducing the net interest margin by 4 basis points.

The Banks’ funding strategies include ongoing prospecting of new potential clients as well as continuing to focus on developing deeper relationships through the sale of products and services that meet clients’ needs accompanied by incentive programs. Specific non-incentive deposit initiatives include service and retention calling programs, increased advertising and identification of high growth potential individuals and businesses. Additionally, the Banks’ use of wholesale funding in the form of deposits generated through distribution channels other than the Corporation’s own bank locations allows the Banks to gather funds across a wider geographic base at pricing levels considered attractive.

Provision for Loan and Lease Losses.  The provision for loan and lease losses increased $1.1 million to $1.5 million for the year ended December 31, 2006 compared to $400,000 for the same period in 2005. The primary reason for the provision for loan and lease losses during 2006 is due to the inherent risk associated with the growth in the loan and lease portfolio. In order to establish the levels of the allowance for loan and lease losses, management regularly reviews its historical charge-off migration analysis and an analysis of the current level and trend of several factors that management believes provides an indication of losses in the loan and lease portfolio. These factors include delinquencies, volume, average size, average risk rating, technical defaults, geographic concentrations, industry concentrations, loans and leases on the management attention list, experience in the credit granting functions and changes in underwriting standards.

Non-Interest Income.  Non-interest income, consisting primarily of deposit and loan related fees and fees earned for trust and investment services as well as changes in the cash surrender value of bank-owned life insurance, decreased $565,000, or 13.3%, to $3.7 million for the year ended December 31, 2006 from $4.2 million for the same period in 2005. The primary contributor to this decrease was the gain of $973,000 on the sale from the Corporation’s 50% owned joint venture, m2 during 2005. See Note 2 to the Consolidated Financial Statements as of and for the year ended December 31, 2006. In addition to this there was a decrease in service charges on demand deposit accounts of $89,000. This decrease is the result of higher interest rates and higher average demand deposit account balances. These two factors result in additional value, earned by deposit clients, which offsets demand deposit account service charges. Additionally there was a decrease in income related to derivatives of $45,000. Partially offsetting these decreases, was a $311,000 increase in trust and investments services fee income from FBB’s trust and investment services area due to successful efforts to increase assets under management. Money transferred in from new and existing clients as well as market appreciation contributed to the increase in trust assets managed. Additionally, there was an increase of $199,000 in the income from bank-owned life insurance for the year ended December 31, 2006 as compared to the same period during 2005 due to the purchase of additional bank-owned life insurance during 2005.

Non-Interest Expense.  Non-interest expense increased $1.3 million, or 8.2%, to $15.7 million for the year ended December 31, 2006 from $14.4 million in the same period for 2005. A significant portion of this increase was due to an increase of $778,000 in employee salaries and benefits to $9.3 million from $8.5 million in the same period for 2005 reflecting additions to staff and merit increases. Professional and consulting fees decreased $102,000 for the year ended December 31, 2006 as compared to the same period in 2005 due to additional fees associated with the Corporation’s process to register its common stock with the Securities and Exchange Commission in 2005. Marketing increased $139,000 as a result of loan, deposit, and general marketing campaigns. Data processing expense increased $192,000 largely to keep pace with internal growth as well as overall technology in the industry. Other expenses increased $159,000 to $1.7 million for the year ended December 31, 2006 from $1.5 million for the same period in 2005 largely due to the $78,000 loss associated with investments in two tax-preferred limited partnership equity investments.

Income Taxes.  FBFS recorded income tax expense of $1.7 million for the year ended December 31, 2006, with an effective rate of 31.0%, as compared to $2.5 million for the same period in 2005, with an effective rate of 34.0%. Contributing to the reduction in the effective tax rate during the year ended December 31, 2006 was an increase in the amount of non-taxable income from bank-owned life insurance of $199,000 in comparison to the same period in 2005.

Comparison of the Years Ended December 31, 2005 and 2004

General.  Net income increased $498,000 to $4.8 million for the year ended December 31, 2005 from $4.3 million in the same period of 2004. The year ended December 31, 2005 included a gain on the sale of the 50% equity investment in a leasing joint venture, m2, of $973,000. In addition to the gain on sale of m2, interest income increased $8.4 million, trust and investment services fee income increased $313,000 and income tax expense decreased by $800,000. These components that caused an increase in net income were partially offset by increases in interest expense of $7.5 million, an increase of $940,000 in provision for loan and lease losses and an increase in non-interest expense of $1.3 million. The returns on average assets and average stockholders’ equity for the year ended December 31, 2005 were .78% and 11.79%, respectively, as compared to .79% and 13.81%, respectively, for the same period in 2004.

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

Also contributing to the increase in income on interest earning assets was an increase in income on mortgage related securities of $1.1 million to $3.0 million for the year ended December 31, 2005 from $1.9 million for the same period in 2004. Net purchases of approximately $30 million were made as interest rates became more attractive in those securities as a result of rising mortgage rates. Average balances of mortgage related securities increased $25.2 million to $82.3 million for the year ended

December 31, 2005 from $57.1 million for the same period in 2004. These increases were accompanied by an increase in average yields on such securities to 3.71% in 2005 from 3.38% in 2004.

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

Provision for Loan and Lease Losses.  The provision for loan and lease losses increased $940,000 to $400,000 for the year ended December 31, 2005 compared to a negative provision of $540,000 for the same period in 2004. The primary reason for the provision for loan and lease losses during 2005 was the inherent risk associated with the growth in the loan and lease portfolio.

Non-Interest Income.  Non-interest income, consisting primarily of deposit and loan related fees as well as fees earned for trust and investment services, changes in fair value of derivatives and net cash settlements on interest rate swaps, increased $971,000, or 29.7%, to $4.2 million for the year ended December 31, 2005 from $3.3 million for the same period in 2004. The primary contributor to this increase was the gain of $973,000 on the sale from the Corporation’s 50% owned joint venture, m2. See Note 2 of the Notes to the Consolidated Financial Statements. In addition, trust and investments services fee income from FBB’s trust and investment services area increased $313,000 due to successful efforts to increase assets under management. Money transferred in from new and existing clients as well as market appreciation contributed to the increase in trust assets managed. In addition, there was an increase of $160,000 in the income from bank-owned life insurance for the year ended December 31, 2005 as compared to the same period during 2004 due to the purchase of additional bank-owned life insurance. These increases were partially offset by decreases in service charges on demand deposit accounts of $159,000 and a decrease in income related to derivatives of $265,000. Also contributing to the offset was a decrease in other non-interest income, of which $124,000 represents the Corporation’s 50% share of income attributable to m2 which was reported for the year ended 2004.

Non-Interest Expense.  Non-interest expense increased $1.3 million, or 9.5%, to $14.4 million for the year ended December 31, 2005 from $13.1 million in the same period for 2004. A significant portion of this increase was due to an increase of $567,000 in employee salaries and benefits to $8.5 million from $7.9 million in the same period for 2004 reflecting additions to staff and merit increases. Professional and consulting fees increased $380,000 for the year ended December 31, 2005 as compared to the same period in 2004 due to additional fees associated with the Corporation’s process to register its common stock with the Securities and Exchange Commission and increases in fees paid to Directors. Marketing increased $109,000 as a result of loan, deposit, and general marketing campaigns. Data processing expense increased $130,000 largely to keep pace with internal growth as well as overall technology in the industry. Other expenses increased $99,000 to $1.5 million for the year ended December 31, 2005 from $1.4 million for the same period in 2004 largely due to losses in 2005 for the investment in a community housing project of $112,000.

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

Net Interest Income Information

Average Interest-Earning Assets, Average Interest Bearing Liabilities, Interest Rate Spread, and Net Interest Margin.  The following tables show the Corporation’s average balances, average rates, the spread between combined average rates earned on the Corporation’s interest-earning assets and interest-bearing liabilities and the net interest margin for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006			2005			2004

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)

Interest-Earning Assets
Mortgage loans(2)	$373,731	$26,776	7.16%	$328,959	$20,663	6.28%	$296,078	$15,890	5.37%
Commercial loans	165,473	15,158	9.16	143,007	11,167	7.81	129,164	8,346	6.46
Leases	18,730	1,330	7.10	21,674	1,149	5.30	25,030	1,481	5.92
Consumer loans	2,823	189	6.70	2,727	163	5.98	3,206	144	4.49

Total loans and leases receivable(1)	560,757	43,453	7.75	496,367	33,142	6.68	453,478	25,861	5.70
Mortgage-related securities(2)	92,444	3,922	4.24	82,305	3,050	3.71	57,134	1,929	3.38
Investment securities(2)	3,297	110	3.34	3,517	111	3.16	5,188	188	3.62
Federal Home Loan Bank stock	2,474	82	3.31	2,830	138	4.88	2,494	146	5.85
Fed funds sold and other	33	2	6.06	1,265	36	2.85	254	4	1.57
Short-term investments	1,980	91	4.60	1,134	32	2.82	826	8	0.97

Total interest-earning assets	660,985	47,660	7.21	587,418	36,509	6.22	519,374	28,136	5.42
Non-interest-earning assets	31,292			22,866			17,844

Total assets	$692,277			$610,284			$537,218

Interest-Bearing Liabilities
NOW accounts	$51,048	$2,173	4.26	$49,114	$1,402	2.85	$43,233	$500	1.16
Money market	153,978	7,035	4.57	114,653	3,549	3.10	75,137	1,004	1.34
Certificates – regular	300,601	13,886	4.62	276,174	10,304	3.73	252,780	7,352	2.91
Certificates – large	42,377	1,982	4.68	43,360	1,387	3.20	40,827	782	1.92

Total deposits	548,004	25,076	4.58	483,301	16,642	3.44	411,977	9,638	2.34
Junior subordinated debentures	9,915	1,241	12.52	10,310	946	9.18	10,310	893	8.66
FHLB advances	19,059	920	4.83	11,427	419	3.67	22,807	436	1.91
Other borrowings	23,971	1,452	6.06	16,359	726	4.44	7,896	306	3.88

Total interest-bearing liabilities	600,949	28,689	4.77	521,397	18,733	3.59	452,990	11,273	2.49
Non-interest-bearing liabilities	47,992			48,518			51,613

Total liabilities	648,941			569,915			504,603
Minority interest in consolidated subsidiary	-			-			1,775
Stockholders’ equity	43,336			40,369			30,840

Total liabilities and stockholders’ equity	$692,277			$610,284			$537,218

Net interest income/interest rate spread		$18,971	2.44%		$17,776	2.62%		$16,863	2.93%

Net interest-earning assets	$60,036			$66,021			$66,384

Net interest margin			2.87%			3.03%			3.25%

Ratio of average interest-earning assets to average interest-earning liabilities	1.10			1.13			1.15

Return on average assets	0.54%			0.78%			0.79%

Return on average equity	8.65%			11.79%			13.81%

Average equity to average assets	6.26%			6.61%			5.74%

Non-interest expense to average assets	2.27%			2.36%			2.45%

(1)	The average balances of loans and leases include non-performing loans and lease. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets held and available for sale.

Rate/Volume Analysis

The Corporation’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The dollar volume of loans, leases and investments compared to the dollar volume of deposits and borrowings, combined with the interest rate spread, produces the changes in net interest income between periods. The following tables show the relative contribution of the changes in average volume and average interest rates on changes in net interest income for the years ended December 31, 2006, 2005, and 2004. Information is provided with respect to (i) the effect on interest income attributable to changes in rate (changes in rate multiplied by prior volume), (ii) the effect on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (iii) the changes in rate/volume (changes in rate multiplied by changes in volume).

	Increase (Decrease) for the Year Ended December 31,
	2006 Compared To 2005				2005 Compared To 2004
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
	(In Thousands)

Interest-Earning Assets
Mortgage loans	$2,906	$2,812	$395	$6,113	$2,707	$1,765	$301	$4,773
Commercial loans	1,933	1,754	304	3,991	1,740	894	187	2,821
Leases	390	(156)	(53)	181	(154)	(199)	21	(332)
Consumer loans	19	6	1	26	48	(22)	(7)	19

Total loans and leases receivable	5,248	4,416	647	10,311	4,341	2,438	502	7,281
Mortgage-related securities	442	376	54	872	188	850	83	1,121
Investment securities	6	(7)	-	(1)	(24)	(61)	8	(77)
Other investments	(45)	(17)	6	(56)	(25)	20	(3)	(8)
Fed funds sold	41	(35)	(40)	(34)	3	16	13	32
Short-term investments	20	24	15	59	15	3	6	24

Total net change in income on interest-earning assets	5,712	4,757	682	11,151	4,498	3,266	609	8,373

Interest-Bearing Liabilities
NOW accounts	688	55	27	771	734	68	100	902
Money market	1,690	1,217	579	3,486	1,322	528	695	2,545
Certificates – regular	2,454	911	217	3,582	2,080	680	192	2,952
Certificates – large	641	(31)	(15)	595	523	49	33	605

Total deposits	5,473	2,152	808	8,434	4,659	1,325	1,020	7,004
Junior subordinated debentures	344	(36)	(13)	295	53	-	-	53
FHLB advances	132	280	89	501	401	(218)	(200)	(17)
Other borrowings	265	338	123	726	44	328	48	420

Total net change in expense on interest-bearing liabilities	6,215	2,734	1,007	9,956	5,157	1,435	868	7,460

Net change in net interest income	$(503)	$2,023	$(325)	$1,195	$(659)	$1,831	$(259)	$913

Financial Condition
December 31, 2006

General.  The total assets of FBFS increased $119.1 million, or 17.8%, to $788.3 million at December 31, 2006 from $669.2 million at December 31, 2005. This growth is generally in securities and loans and leases receivable. The asset growth was funded by net increases in deposits of $72.8 million, a $37.5 million increase in FHLB and other borrowings and a $16.0 million increase in subordinated debt partially offset by the $10.3 million decline in junior subordinated debentures.

Securities.  Securities available-for-sale increased $8.0 million to $100.0 million at December 31, 2006 from $92.0 million at December 31, 2005 as a net result of purchases of $30.8 million less maturities of $22.5 million and the sale of a security totaling $749,000 during the year. Mortgage-related securities consisted largely of agency-backed mortgage securities in the form of REMICS.

Loans and Leases Receivable.  Total net loans and leases increased $107.2 million to $639.9 million at December 31, 2006 from $532.7 million at December 31, 2005. The net increase in the loan and lease portfolio was the result of originations of $276.4 million and purchases of $3.8 million offset by principal repayments of $170.5 million, sales of $1.1 million and an increase in the allowance for loan and lease losses of $1.5 million. Loan originations increased $74.8 million to $276.4 for the year ending December 31, 2006 from $201.6 million from the same time period of 2005 due to increased sales efforts which in part was accomplished by adding additional members to the sales team. Deferred loan fees declined from $241,000 to $187,000 from December 31, 2005 to December 31, 2006. The decrease in deferred loan fees was primarily attributable to a decrease in loans originated in the Corporation’s asset-based lending subsidiary from the prior year accompanied by increased payoff activity in the prior year as compared to the current year. The increased payoff activity in the prior period resulted in accelerated deferred loan fee amortization for those loans that were paid off.

Non-performing Assets.  Non-performing assets consists of non-accrual loans and leases of $1.1 million as of December 31, 2006, or 0.14% of total assets, as compared to $1.5 million, or 0.23% of total assets, as of December 31, 2005. This represents a decrease of $435,000 in non-performing assets largely due to the receipt of payment in full for non-accrual leases of $90,000 and a non-accrual commercial loan of $59,000. Approximately $200,000 of the remaining decrease was the result of the improvement in the borrower’s ability to perform as required by the loan agreement due to the addition of a financially capable co-borrower.

Lending and Leasing Activities

General.  At December 31, 2006, net loans and leases totaled $639.9 million, representing approximately 81.2% of $788.3 million in total assets at that date. Approximately $422.9 million or 65.2% of the Banks’ gross loans and leases, at December 31, 2006 were secured by first or second-liens on real estate. An additional $8.9 million of home equity and second mortgage loans which are classified as consumer loans are also secured by real estate.

While the Banks endeavor to originate commercial, industrial, commercial real estate and consumer loans, the majority of the Banks’ loans are commercial real estate loans secured by properties located primarily in Dane and Waukesha counties and surrounding communities in Wisconsin. In order to increase the yield, minimize interest rate sensitivity, and diversify the risk of their portfolios, the Banks also originate construction, multi-family, commercial, industrial and consumer loans.

Non-real estate loans originated by the Banks consist of a variety of commercial and asset-based loans and leases as well as a small amount of consumer loans. At December 31, 2006, the Banks’ gross loans and leases included $199.9 million of commercial loans and leases, or 30.8% of the total, and $16.7 million of consumer loans, or 2.6% of the total.

Loan Portfolio Composition.  The following table presents information concerning the composition of the Banks’ consolidated loans and leases held for investment at the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in Thousands)

Mortgage loans:
Commercial real estate	$274,262	42.30%	$249,133	46.16%	$215,605	45.25%	$210,708	47.86%	$195,634	47.13%
Construction	78,257	12.07	50,619	9.38	41,910	8.80	38,621	8.77	35,858	8.64
Multi-family	34,635	5.34	22,115	4.10	17,786	3.73	19,005	4.32	18,327	4.42
1-4 family	35,721	5.51	26,513	4.91	22,814	4.79	17,070	3.88	11,796	2.84

Total mortgage loans	422,875	65.22	348,380	64.55	298,115	62.57	285,404	64.83	261,615	63.03

Commercial loans and leases:
Commercial	125,256	19.32	102,482	18.98	93,041	19.52	87,012	19.77	86,883	20.93
Asset-based	51,445	7.93	49,206	9.12	43,441	9.12	32,254	7.33	34,844	8.39
Direct financing leases, net	23,203	3.58	17,852	3.31	25,583	5.37	22,955	5.21	22,658	5.46

Total commercial loans and leases	199,904	30.83	169,540	31.41	162,065	34.01	142,221	32.31	144,385	34.78

Consumer loans:
Home equity and second mortgage	8,859	1.37	8,231	1.53	5,563	1.17	5,558	1.26	3,734	0.90
Credit card	785	0.12	560	0.10	580	0.12	605	0.14	663	0.16
Personal	1,248	0.19	860	0.16	884	0.18	1,834	0.42	1,225	0.29
Other	14,679	2.27	12,159	2.25	9,279	1.95	4,600	1.04	3,480	0.84

Total consumer loans	25,571	3.95	21,810	4.04	16,306	3.42	12,597	2.86	9,102	2.19

Gross loans and leases receivable	648,350	100.00%	539,730	100.00%	476,486	100.00%	440,222	100.00%	415,102	100.00%
Contras to loans and leases:
Allowance for loan and lease losses	(8,296)		(6,773)		(6,375)		(6,811)		(5,875)
Deferred loan fees	(187)		(241)		(310)		(306)		-

Loan and lease receivables, net	$639,867		$532,716		$469,801		$433,105		$409,227

The following table shows the scheduled contractual maturities of the Banks’ consolidated gross loans and leases held for investment, as well as the dollar amount of such loans and leases which are scheduled to mature after one year which have fixed or adjustable interest rates, as of December 31, 2006.

				Asset-based
				Loans and	Consumer
	Commercial Real	Commercial	Construction and	Lease	and 1-4
	Estate Loans	Loans	Multi-family	Receivables	Family	Total
	(In Thousands)

Amounts due:
In one year or less	$49,855	$70,743	$34,777	$12,362	$34,679	$202,416
After one year through five years	188,833	50,854	54,510	54,868	26,346	375,411
After five years	35,574	3,659	23,605	7,418	267	70,523

	$274,262	$125,256	$112,892	$74,648	$61,292	$648,350

Interest rate terms on amounts due after one year:
Fixed	$190,504	$43,923	$52,285	$21,426	$24,151	$332,289

Adjustable	$33,903	$10,590	$25,830	$40,860	$2,462	$113,645

Commercial Real Estate.  The Banks originate commercial real estate loans which have fixed or adjustable rates and terms of generally up to five years and amortizations of twenty years on existing commercial real estate and twenty-five years on new construction. Loans secured by commercial real estate consist of commercial owner-occupied properties as well as investment properties. At December 31, 2006, the Banks had $274.3 million of loans secured by commercial real estate. This represented 42.3%

of the Banks’ gross loans and leases. Approximately $118.2 million of the commercial real estate loans are owner-occupied properties which represents 28.0% of all loans secured by real estate.

Commercial Loans.  At December 31, 2006, commercial loans amounted to $125.3 million or 19.3% of gross loans and leases. The Banks’ commercial loan portfolio is comprised of loans for a variety of purposes and generally is secured by inventory, accounts receivable, equipment, machinery and other corporate assets. Commercial loans generally have terms of five years or less and interest rates that float in accordance with a designated published index or fixed rates with typical amortization of four to seven years. Most accounts receivable advances do not exceed 65% of receivables less than 90 days past due from invoices; however this may be increased to 75% if the Banks receive a borrower’s certificate and accounts receivable aging on a quarterly or more frequent basis. Advances on raw material and finished goods inventory generally do not exceed 50% and advances on machinery and equipment typically do not exceed 65% of net book value. Advances on new equipment and new vehicles generally do not exceed 80% of cost. Substantially all of such loans are secured and backed by personal guarantees of the owners of the borrowing business.

Construction and Multi-family Loans.  The Banks originate loans to construct commercial properties. At December 31, 2006, construction loans amounted to $78.3 million, or 12.1% of the Banks’ gross loans and leases. The Banks’ construction loans generally have terms of six to twenty-four months with fixed or adjustable interest rates with fees that are due at the time of origination. Loan proceeds are disbursed in increments as construction progresses and as inspections by title companies’ warrant.

The Banks also originate multi-family loans that amounted to $34.6 million at December 31, 2006, or 5.3% of gross loans and leases. These loans are primarily secured by apartment buildings and are mainly located in Dane County.

Asset-Based Loans and Leases.  Asset-based loans are originated through FBCC, the asset based lending subsidiary, and are typically secured by accounts receivable, inventories, equipment and/or real estate. The asset-based loans secured by accounts receivable and inventories amounted to $51.4 million as of December 31, 2006. This represented 7.9% of gross loans and leases. Because asset-based borrowers are usually highly leveraged, such loans have higher interest rates and fees accompanied by close monitoring of assets. The accounts receivable advance rate is determined by a number of factors including concentrations of business with clients, amount of dilution and the credit quality of the client base. The controls include dominion over all cash receipts of the borrowers either through a lockbox collection service or cash collateral account. The accounts receivable borrowing bases are updated daily. Eligibility of accounts receivable and inventories is based on restrictive requirements designed to exclude low-quality or disputed receivables and low-quality, slow moving or obsolete inventories. FBCC monitors adherence to these requirements by updating the borrowing base daily and conducting periodic on-site audits of all borrowers including assessing the quality of the collateral, and determining the financial operating trends of those borrowers. Asset-based loans secured by real estate amounted to $12.4 million as of December 31, 2006.

Leases are originated through FBL (the “Leasing Company”) and amounted to $23.2 million as of December 31, 2006 and represented 3.6% of gross loans and leases. Such leases are generally secured by equipment and machinery located principally in Wisconsin. Leases are typically originated with a fixed rate and a term of seven years or less. It is customary in the leasing industry to provide 100% financing, however, the Leasing Company will, from time-to-time, require a down payment or lease deposit to provide a credit enhancement. All equipment leases must have an additional insured endorsement and a loss payable clause in the interest of the Leasing Company and must carry sufficient physical damage and liability insurance.

The Leasing Company leases machinery and equipment to clients under leases which qualify as direct financing leases for financial reporting and as operating leases for income tax purposes. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual value (approximating 3 to 20% of the property cost of the related equipment), are recorded as lease receivables when the lease is signed and the lease property is delivered to the client. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis which results in an approximate level rate of return on the unrecovered lease investment. Lease payments are recorded when due under the lease contract. Residual value is the estimated fair market value of the equipment on lease at lease termination. In estimating the equipment’s fair value, the Leasing Company relies on historical experience by equipment type and manufacturer, published sources of used equipment pricing, internal evaluations and, where available, valuations by independent appraisers, adjusted for known trends. The Leasing Company’s estimates are reviewed continuously to ensure reasonableness; however, the amounts the Leasing Company will ultimately realize could differ from the estimated amounts. The majority of the equipment is leased to businesses in the manufacturing, (24.5%), printing, (18.5%), and commercial vehicle leasing, (14.2%) industries as of December 31, 2006.

Consumer and 1-4 Family Loans.  The Banks originate a small amount of consumer loans. Such loans amounted to $25.6 million at December 31, 2006 and consist of home equity and second mortgages and credit card and other personal loans for professional and executive clients of the Banks. Generally, the maximum loan to value on home equity loans is 80% with proof of property value required and annual personal financial statements after the initial loan application. The maximum loan to value on new automobiles and trucks is 80%. These loans represented 4.0% of the Banks’ gross loans and leases at December 31, 2006.

The Banks originate 1 – 4 family loans which totaled $35.7 million at December 31, 2006 or 5.5% of gross loans and leases. These loans are primarily secured by single family homes and held for investment by clients.

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

The following table sets forth information relating to delinquent loans and leases at the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		Gross		Gross		Gross		Gross		Gross
		Loans and		Loans and		Loans and		Loans and		Loans and
Days Past Due	Balance	Leases	Balance	Leases	Balance	Leases	Balance	Leases	Balance	Leases
	(Dollars in Thousands)

30 to 59 days	$5,860	0.90%	$389	0.07%	$230	0.05%	$96	0.02%	$514	0.12%
60 to 89 days	-	0.00	99	0.02	2	0.00	-	0.00	230	0.06
90 days and over	455	0.07	721	0.13	-	0.00	14	0.00	-	0.00

Total	$6,315	0.97%	$1,209	0.22%	$232	0.06%	$110	0.02%	$744	0.18%

The increase in loans and leases 30 to 59 days past due was attributable to several unrelated loans and leases that, as a result of receiving the required payments in January 2007, were brought current.

Non-performing Assets and Impaired Loans and Leases.  Non-performing assets consists of non-accrual loans and leases of $1.1 million as of December 31, 2006, or 0.14% of total assets, as compared to $1.5 million, or 0.23% of total assets, as of December 31, 2005. This represents a decrease of $435,000 in non-performing assets. The decrease is largely due to the receipt of payment in full for non-accrual leases of $90,000 and a non-accrual commercial loan of $59,000. Approximately $200,000 of the remaining decrease was the result of the improvement in the borrower’s ability to perform as required by the loan agreement due to the addition of a financially capable co-borrower.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)

Non-accrual loans	$1,109	$1,454	$696	$891	$3,049
Non-accrual leases	-	90	1,566	717	-

Total non-accrual loans and leases	1,109	1,544	2,262	1,608	3,049
Foreclosed properties and repossessed assets, net	-	-	665	708	-

Total non-performing assets	$1,109	$1,544	$2,927	$2,316	$3,049

Performing troubled debt restructurings	$-	$-	$-	$-	$-

Total non-accrual loans and leases to total loans and leases	0.17%	0.29%	0.47%	0.37%	0.73%
Total non-performing assets to total assets	0.14	0.23	0.52	0.45	0.64
Allowance for loan and lease losses to total loans and leases	1.28	1.25	1.34	1.55	1.42
Allowance for loan and lease losses to non-accrual loans and leases	748.06	438.67	281.83	423.57	192.69

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

Information about impaired loans at or for the years ended December 31, 2006, 2005 and 2004 is as follows:

	As of December 31,
	2006	2005	2004
	(In Thousands)

Impaired loans and leases with no impairment reserves required	$683	$811	$1,235
Impaired loans and leases with impairment reserves required	1,404	733	1,027
Less:
Impairment reserve (included in allowance for loan and lease losses)	863	399	470

Net impaired loans and leases	$1,224	$1,145	$1,792

Average impaired loans and leases	$1,444	$1,790	$2,112

Foregone interest income attibutable to impaired loans and leases	$210	$177	$177

Interest income recognized on impaired loans and leases	$217	$65	$85

The net amount of foregone interest for the years ended December 31, 2006, 2005 and 2004 was $(7,000), $112,000 and $92,000, respectively.

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

As a result of this review process combined with an increase in a specific reserve of $476,000 for a loan to a roofing contractor, the provision for 2006 is $1.5 million, an increase of $1.1 million from $400,000 in 2005 and resulted in an increase in the allowance for loan and lease losses as a percent of total loans from 1.25% to 1.28%. As of December 31, 2005, the allowance for loan and lease losses has increased $398,000 due to increased loan volume offset by a decrease in non-accrual loans and leases. The evaluation process focuses on several factors including, but not limited to, management’s ongoing review and risk rating of the portfolio, with particular attention paid to loans and leases identified by management as impaired and to potential impaired loans and leases based upon historical trends and ratios, the fair value of the underlying collateral, historical losses, changes in the size of the portfolio, trends in the level of delinquencies, concentrations of loans and leases to specific borrowers or industries and other factors which could affect potential credit losses.

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

A summary of the activity in the allowance for loan and lease losses follows:

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In Thousands)

Allowance at beginning of period	$6,773	$6,375	$6,811	$5,875	$5,523
Charge-offs:
Mortgage		-	-	-	-
Commercial	-	-	(25)	(37)	(2,876)
Lease	-	-	-	-	(480)
Consumer	-	(10)	(6)	-	(2)

Total charge-offs	-	(10)	(31)	(37)	(3,358)
Recoveries:
Mortgage	-	4	9	-	96
Commercial	4	4	4	773	-
Lease	-	-	122	-	-
Consumer	-	-	-	-	-

Total recoveries	4	8	135	773	96
Net recoveries (charge-offs)	4	(2)	104	736	(3,262)
Provision	1,519	400	(540)	200	3,614

Allowance at end of period	$8,296	$6,773	$6,375	$6,811	$5,875

Allowance to gross loans and leases	1.28%	1.25%	1.34%	1.55%	1.42%

Loan charge-offs were $0 and $10,000 for the year ended December 31, 2006 and for the year ended December 31, 2005, respectively. Recoveries for the year ended December 31, 2006 were $4,000 and were $8,000 for the year ended December 31, 2005.

The table below shows the Corporation’s allocation of the allowance for loan and lease losses by loan and lease loss reserve category at the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
	Allowance	Percent of	Allowance	Percent of	Allowance	Percent of	Allowance	Percent of	Allowance	Percent of
	for Loan	Loans in	for Loan	Loans in	for Loan	Loans in	for Loan	Loans in	for Loan	Loans in
	and Lease	Each Category	and Lease	Each Category	and Lease	Each Category	and Lease	Each Category	and Lease	Each Category
	Losses	to Total Loans	Losses	to Total Loans	Losses	to Total Loans	Losses	to Total Loans	Losses	to Total Loans
	(Dollars in Thousands)

Commercial real estate	$2,998	42.30%	$2,777	46.16%	$2,787	45.25%	$1,709	47.86%	$1,151	47.13%
Construction	826	12.07	553	9.38	461	8.80	314	8.77	189	8.64
Multi-family	340	5.34	231	4.10	187	3.73	135	4.32	134	4.42
1-4 family	369	5.51	291	4.91	311	4.79	166	3.88	71	2.84
Commercial	3,115	27.25	2,414	28.10	2,061	28.64	2,662	27.10	3,401	29.32
Lease receivables	380	3.58	268	3.31	445	5.37	887	5.21	281	5.46
Consumer and other	268	3.95	237	4.04	123	3.42	193	2.86	122	2.19
Unallocated	-	0.00	-	0.00	-	0.00	745	0.00	526	0.00

Total	$8,296	100.00%	$6,773	100.00%	$6,375	100.00%	$6,811	100.00%	$5,875	100.00%

Although management believes the allowance for loan and lease losses is adequate based on the current level of loan delinquencies, non-performing assets, trends in charge-offs, economic conditions and other factors as of December 31, 2006, there can be no assurance that future adjustments to the allowance will not be necessary. Management adheres to high underwriting standards in order to maintain strong asset quality and continues to pursue practical and legal methods of collection, repossession and disposal of any such troubled assets. As of December 31, 2006, there were no significant industry concentrations in the loan portfolio.

Securities – General

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

Securities are classified as available-for-sale, held-to-maturity and trading. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholder’s equity. There were no securities designated as held-to-maturity or trading as of December 31, 2006.

The Corporation’s investment securities include U.S. government obligations and securities of various federal agencies as well as a small amount of money market investments and corporate stock.

The Corporation also purchases mortgage-related securities, in particular, agency-backed mortgage securities to supplement loan production and to provide collateral for borrowings. Management believes that certain mortgage-derivative securities represent attractive alternative investments due to the wide variety of maturity and repayment options available and due to the limited credit risk associated with such investments. Mortgage-derivative securities include real estate mortgage investment conduits (“REMICS”) which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. The Corporation invests in mortgage-related securities which are insured or guaranteed by FHLMC, FNMA, or GNMA. Of the total available-for-sale mortgage securities at December 31, 2006, $41.9 million, $17.7 million, and $38.8 million were insured or guaranteed by FHLMC, FNMA, and GNMA, respectively. The Corporation has no held-to-maturity mortgage securities at December 31, 2006.

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

The Corporation has mortgage-backed securities available-for-sale at December 31, 2006 with a fair value of $1.5 million.

At December 31, 2006, $35.4 million of the Corporation’s mortgage-related securities were pledged to secure various obligations of the Corporation.

The table below sets forth information regarding the amortized cost and fair values of the Corporation’s investments and mortgage-related securities at the dates indicated.

	December 31,
	2006		2005		2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)

Securities available-for-sale
U.S. Government corporations and agencies	1,497	1,467	3,264	3,184	3,275	3,253
Municipals	185	182	275	272	-	-
Collateralized mortgage obligations	99,855	98,359	90,601	88,599	60,873	60,381

	$101,537	$100,008	$94,140	$92,055	$64,148	$63,634

The following table sets forth the maturity and weighted average yield characteristics of the Corporation’s debt securities at December 31, 2006, classified by term maturity. The balances are reflective of fair value.

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Total
	(Dollars in Thousands)

Available for sale
U.S. Government corporations and agencies	$-	0.00%	$1,467	3.41%	$-	0.00%	$-	0.00%	$1,467
Municipals	-	0.00%	182	5.75%	-	0.00%		0.00%	182
Collateralized mortgage obligations	18	6.50%	600	4.11%	23,843	3.80%	73,897	4.61%	98,359

	$18	6.50%	$2,249	3.78%	$23,843	3.80%	$73,897	4.61%	$100,008

Derivative Activities.  The Corporation uses derivative instruments, principally interest rate swaps, to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. For further discussion on the Corporation’s interest rate risk management activities and use of derivatives, see management’s previous discussion of critical accounting policies in this Item 7 and Note 1 to the Consolidated Financial Statements.

Deposits.  As of December 31, 2006, deposits increased $72.8 million to $640.3 million from $567.5 million at December 31, 2005. The increase during the year ended December 31, 2006 was largely attributable to an increase in money market accounts of $33.5 million accompanied by an increase of $28.9 million in certificates of deposit and an increase of $10.4 million in transaction accounts, respectively. The weighted average cost of deposits increased to 4.58% for the year ended 2006 from 3.44% for the same period of 2005.

Deposits are a major source of the Banks’ funds for lending and other investment activities. A variety of accounts are designed to attract both short and long-term deposits. These accounts include time deposits, money market and demand deposits. The Banks’ deposits are obtained primarily from Dane and Waukesha Counties. At December 31, 2006, $325.9 million of the Corporation’s time deposits were comprised of brokered certificates of deposit with $20.5 million maturing in three months or less, $36.7 million maturing in over three to six months, $40.7 million in over six to twelve months and $228.0 million maturing in over twelve months. The Banks enter into agreements with certain brokers who provide funds for a specified fee. The Banks’ liquidity policy limits the amount of brokered deposits to 75% of total deposits.

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

The following table sets forth the amount and maturities of the Banks’ certificates of deposit at December 31, 2006.

			Over Six
		Over Three	Months
		Months	Through
	Three Months	Through	Twelve	Over Twelve
Interest Rate	and Less	Six Months	Months	Months	Total
	(In Thousands)

0.00% to 1.99%	$-	$-	$-	$-	$-
2.00% to 2.99%	119	-	-	20	139
3.00% to 3.99%	1,531	15,391	18,812	532	36,266
4.00% and greater	35,229	31,400	28,182	232,956	327,767

	$36,879	$46,791	$46,994	$233,508	$364,172

At December 31, 2006, time deposits included $36.0 million of certificates of deposit in denominations greater than or equal to $100,000. Of these certificates, $14.4 million are scheduled to mature in three months or less, $14.2 million in greater than three through six months, $4.1 million in greater than six through twelve months and $3.3 million in greater than twelve months.

Borrowings.  The Corporation had borrowings of $93.0 million as of December 31, 2006, largely consisting of FHLB advances of $36.6 million which had a weighted average rate of 4.83% and Fed funds purchased and securities sold under agreement to repurchase of $33.8 million which had a weighted average rate of 5.12%. The Corporation also has a $7.0 million line of credit with $1.6 million outstanding and a weighted average rate of 6.82% and a $21.0 million subordinated note payable which carried a weighted average rate of 7.58%. The $15.0 million increase in subordinated debt was primarily used to repay the junior subordinated debentures. Borrowings increased $42.9 million during the year ended December 31, 2006. The increase in Fed funds purchased was $14.3 million and the increase in FHLB advances was $24.0 million. At December 31, 2005, FHLB advances were $12.5 million with a weighted average rate of 3.67%. Fed funds purchased and securities sold under agreement to repurchase totaled $19.5 million and had a weighted average rate of 3.45%. The Corporation’s outstanding line of credit balance of $2.8 million had a weighted average rate of 5.39%, the subordinated note payable of $5.0 million carried a weighted average rate of 5.75% and junior subordinated debentures of $10.3 million had a weighted average rate of 9.18%.

The Banks obtain advances from the FHLB. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and maturity. The FHLB may prescribe acceptable uses for these advances as well as limitations on the size of the advances and repayment provisions. The Banks pledge a portion of their 1-4 family loans, commercial loans, and mortgage-related securities as collateral.

The Banks may also enter into repurchase agreements with selected clients. Repurchase agreements are accounted for as borrowings by the Banks and are secured by mortgage-related securities.

The Corporation has a short-term line of credit to fund short-term cash flow needs. The interest rate is based on the London Interbank Offer Rate (“LIBOR”) plus a spread of 1.70% with an embedded floor of 3.75% and is payable monthly. The final maturity of the credit line is April 30, 2007. The Corporation also has a subordinated note payable with an interest rate based on LIBOR plus 2.35% subject to a floor of 4.25% which matures on December 31, 2013. See Note 11 to the Corporation’s Consolidated Financial Statements for more information on borrowings.

The following table sets forth the outstanding balances, weighted average balances and weighted average interest rates for the Corporation’s borrowings (short-term and long-term) as indicated.

	December 31,
	2006			2005			2004
		Weighted	Weighted		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average		Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate	Balance	Balance	Rate
	(Dollars in Thousands)

Fed funds purchased and securities sold under agreement to repurchase	$33,751	$13,875	5.12%	$19,463	$9,021	3.45%	$678	$2,231	2.20%
FHLB advances	36,584	19,059	4.83	12,545	11,427	3.67	23,803	22,807	1.91
Junior subordinated debentures	-	9,915	12.52	10,310	10,310	9.18	10,310	10,310	8.67
Line of credit	1,635	3,167	6.82	2,750	2,338	5.39	500	665	3.76
Subordinated notes payable	21,000	6,929	7.58	5,000	5,000	5.75	5,000	5,000	4.62

	$92,970	$52,945	6.82%	$50,068	$38,096	5.49%	$40,291	$41,013	3.99%

Short-term borrowings	$52,443			$22,222			$23,434
Long-term borrowings (due beyond one year)	40,527			27,846			16,857

	$92,970			$50,068			$40,291

The following table sets forth maximum amounts outstanding at month-end for specific types of borrowings for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)

Maximum month-end balance:
FHLB advances	$36,584	$23,503	$32,309
Fed funds purchased and securities sold under agreement to repurchase	33,751	25,127	7,271

Stockholders’ Equity.  As of December 31, 2006, stockholders’ equity was $45.8 million or 5.8% of total assets. Stockholders’ equity increased $3.9 million during the year ended December 31, 2006 primarily as a result of comprehensive income of $4.2 million, which includes net income of $3.7 million plus a decrease in accumulated other comprehensive loss of $464,000. Stock options exercised totaled $136,000. Share based compensation related to restricted stock totaled $182,000. These increases were partially offset by treasury stock purchases of $21,000 and cash dividends of $595,000. As of December 31, 2005, stockholders’ equity totaled $41.8 million or 6.3% of total assets.

Non-bank Subsidiaries

First Madison Investment Corporation.  FMIC is an operating subsidiary of FBB that was incorporated in the State of Nevada in 1993. FMIC was organized for the purpose of managing a portion of the Bank’s investment portfolio. FMIC invests in marketable securities and also invests in commercial real estate, multi-family, commercial and some 1-4 family loans in the form of loan participations with FBB retaining servicing and charging a servicing fee of .25%. As an operating subsidiary, FMIC’s results of operations are consolidated with FBB’s for financial and regulatory purposes. FBB’s investment in FMIC amounted to $177.9 million at December 31, 2006. FMIC had net income of $6.0 million for the year ended December 31, 2006. This compares to a total investment of $171.5 million at December 31, 2005 and net income of $5.1 million for the year ended December 31, 2005.

First Business Capital Corp.  FBCC is a wholly-owned subsidiary of FBB formed in 1995 and headquartered in Madison, Wisconsin. FBCC is a commercial lending company designed to meet the needs of growing, highly leveraged manufacturers and wholesale distribution businesses and specializes in providing secured lines of credit as well as term loans on equipment and real estate assets. FBB’s investment in FBCC at December 31, 2006 was $9.7 million and net income for the year ended December 31, 2005 was $1.3 million. This compares to a total investment of $8.4 million and net income of $1.5 million, respectively, at and for the year ended December 31, 2005.

FMCC Nevada Corp. (“FMCCNC”) is a wholly-owned subsidiary of FBCC incorporated in the state of Nevada in 2000. FMCCNC invests in asset based loans in the form of loan participations with FBCC retaining servicing. FBCC’s total investment in FMCCNC at December 31, 2006 was $20.3 million. FMCCNC had net income of $1.4 million for the year ended December 31 2006. This compares to a total investment of $18.9 million and net income of $1.0 million, respectively, at and for the year ended December 31, 2005.

First Business Leasing, LLC.  FBL, headquartered in Madison, Wisconsin, was formed in 1998 for the purpose of purchasing leases from m2 Lease Funds, LLC (“m2”) and to originate leases. Until its sale on January 4, 2005, FBB had a 50% equity interest in m2, which is a commercial finance joint venture specializing in the lease of general equipment to small and medium-sized companies nationwide. Typically FBL originates leases and extends credit in the form of loans to finance general equipment for small and medium-sized companies. FBB’s total investment in FBL at December 31, 2006 was $3.4 million and net income was $203,000 for the year ended December 31, 2006. This compares to a total investment of $3.2 million and net income of $155,000, respectively, at and for the year ended December 31, 2005.

Liquidity and Capital Resources

During the years ended December 31, 2006, 2005 and 2004, the Banks did not make dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations and that any future projected dividends from the Banks will be sufficient to meet the Corporation’s liquidity needs. The Corporation’s principal liquidity requirements at December 31, 2006 are the repayment of a short-term borrowing of $1.6 million and interest payments due on subordinated debentures. The Corporation expects to meet its liquidity needs through existing cash flow sources, its bank line of credit and/ or dividends received from the Banks. The Corporation and its subsidiaries continue to have a strong capital base and the Corporation’s regulatory capital ratios continue to be significantly above the defined minimum regulatory ratios. See Note 12 in Notes to Consolidated Financial Statements for the Corporation’s comparative capital ratios and the capital ratios of its Banks.

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

Brokered deposits are used by the Banks, which allows them to gather funds across a larger geographic base at price levels considered attractive. Access to such deposits allows the flexibility to not pursue single service deposit relationships in markets that have experienced some unprofitable pricing levels. Brokered deposits account for $325.9 million of deposits as of December 31, 2006. Brokered deposits are utilized to support asset growth and are generally a lower cost source of funds when compared to the interest rates that would need to be offered in the local markets to generate a sufficient level of funds. In addition, the administrative costs associated with brokered deposits are considerably less than the administrative costs that would be incurred to administer a similar level of local deposits. Although local market deposits are expected to increase as new client relationships are established and as existing clients increase the balances in their deposit accounts, the usage of brokered deposits will likely remain. In order to provide for ongoing liquidity and funding, all of the brokered deposits are certificates of deposit that do not allow for withdrawal, at the option of the depositor, before the stated maturity. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure so that at least 90 days of maturities would be funded through other means, including but not limited to advances from the Federal Home Loan Bank, replacement with higher cost local market deposits or cash flow from borrower repayments and security maturities.

The Banks are required by federal regulators to maintain levels of liquid investments in qualified U.S. Government and agency securities and other investments which are sufficient to ensure the safety and soundness of operations. The regulatory requirements for liquidity are discussed in Item 1 under “Supervision and Regulation.”

During the year ended December 31, 2006, operating activities resulted in a net cash inflow of $4.5 million. Operating cash flows for the year ended December 31, 2006 included earnings of $3.7 million. Net cash provided from financing activities of $113.8 million, which included an increase in deposits of $72.8 million, was offset by net cash outflows of $115.6 million in loan origination and investment activities. During the year ended December 31, 2005, operating activities resulted in a net cash inflow of $2.6 million. Operating cash flows for the fiscal year included earnings of $4.8 million. Net cash provided from financing activities of $102.3 million, which included an increase in deposits of $92.8 million, was partially offset by net cash outflows of $97.0 million in loan origination and investment activities.

Off-balance Sheet Arrangements

As of December 31, 2006 the Corporation had outstanding commitments to originate $211.6 million of loans and commitments to extend funds to or on behalf of clients pursuant to standby letters of credit of $12.2 million. Commitments to extend funds typically have a term of less than one year; however the Banks have $81.2 million of commitments which extend beyond one year. See Note 16 to the Consolidated Financial Statements. No losses are expected as a result of these funding commitments. The Banks also utilize interest rate swaps for the purposes of interest rate risk management. Such instruments are discussed in Note 18 to the Consolidated Financial Statements. Additionally the Corporation has committed to provide an additional $2.5 million to Aldine Capital Fund, LP, a mezzanine fund and $20,000 of additional funding to Cap Vest, LP. Management believes adequate capital and liquidity are available from various sources to fund projected commitments.

Contractual Obligations

The following table summarizes the Corporation’s contractual cash obligations and other commitments at December 31, 2006.

	Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Dollars in Thousands)

Operating lease obligations	$4,829	$574	$1,141	$1,044	$2,070
Fed funds purchased and securities sold under repurchase agreements	33,751	33,751	-	-	-
Time deposits	364,172	130,664	150,724	80,829	1,955
Line of Credit	1,635	1,635	-	-	-
Subordinated debt	21,000	-	-	-	21,000
FHLB advances	36,584	17,058	6,021	13,023	482

Total contractual obligations	$461,971	$183,682	$157,886	$94,896	$25,507

Recently Issued Accounting Pronouncements

See Note 1- Summary of Significant Accounting Policies and Nature of Operations, Recent Accounting Changes in the accompanying financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

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

The following table illustrates the potential impact of changing rates on the Corporation’s net interest margin for the next twelve months, as of December 31, 2006.

	Change in interest rates in basis points
	−200	−100	0	+100	+200

Impact on net interest income	3.57%	1.76%	-	−1.82%	−3.65%

The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. A positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. As shown in the cumulative gap position in the table presented below, at December 31, 2006, interest-bearing liabilities repriced faster than interest-earning assets in the short term. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels, reinvestment spreads, balance sheet growth and mix, and interest rate spreads.

The Corporation manages the structure of interest earning assets and interest bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. Broker certificates of deposit are a significant source of funds. We use a variety of maturities to augment our management of interest rate exposure.

The following table illustrates the Corporation’s static gap position.

	Estimated Maturity or Repricing at December 31, 2006
	Within	3-12	1-5	After
	3 Months	Months	Years	5 Years	Total
	(In Thousands)

Assets:
Investment securities	$8,420	$20,682	$62,788	$11,827	$103,717
Commercial loans	78,457	12,980	47,013	194	138,643
Real estate loans	137,000	26,872	201,166	54,299	419,336
Asset based loans	63,808	-	-	-	63,808
Lease receivables	1,200	3,600	18,439	-	23,239
Consumer loans	1,117	830	84	90	2,121

Total Earning Assets	$290,001	$64,965	$329,489	$66,409	$750,864

Liabilities:
Interest-bearing checking	$58,927	$-	$-	$-	$58,927
Money market accounts	171,996	-	-	-	171,996
Time deposits under $100,000	22,301	75,585	228,348	1,955	328,189
Time deposits $100,000 and over	14,018	18,707	3,258	-	35,983
Securities sold under agreements to repurchase	451	-	-	-	451
Federal Home Loan Bank advances	17,051	9	19,048	476	36,584
Short term borrowings	34,935	-	-	-	34,935
Long term debt	21,000	-	-	-	21,000
Interest rate swaps	(575)	128	447	-	-

Total Interest-bearing Liabilities	$340,104	$94,429	$251,100	$2,431	$688,065

Interest rate gap	$(50,104)	$(29,464)	$78,389	$63,978	$62,799

Cummulative interest rate gap	$(50,104)	$(79,568)	$(1,179)	$62,799

Cummulative interest rate gap to total earning assets	(6.67%)	(10.60%)	(0.16%)	8.36%

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF FIRST BUSINESS FINANCIAL SERVICES

The following financial statements are included in this Annual Report on Form 10-K:

First Business Financial Services, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005
	(In Thousands, Except Share Data)

Assets
Cash and due from banks	$19,215	$16,568
Short-term investments	246	139

Cash and cash equivalents	19,461	16,707
Securities available-for-sale, at fair value	100,008	92,055
Loans and leases receivable, net	639,867	532,716
Leasehold improvements and equipment, net	1,051	1,155
Cash surrender value of bank-owned life insurance	13,469	12,856
Investment in Federal Home Loan Bank stock, at cost	2,024	2,898
Goodwill and other intangibles	2,817	2,852
Accrued interest receivable and other assets	9,626	8,010

Total assets	$788,323	$669,249

Liabilities and Stockholders’ Equity
Deposits	$640,266	$567,464
Securities sold under agreement to repurchase	451	713
Federal Home Loan Bank and other borrowings	92,519	39,045
Junior subordinated debentures	-	10,310
Accrued interest payable and other liabilities	9,331	9,874

Total liabilities	742,567	627,406

Commitments and contingencies	-	-
Stockholders’ Equity:
Preferred stock, $10 par value, 10,000 Series A shares and 10,000 Series B shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 8,000,000 shares authorized, 2,516,193 and 2,456,754 shares issued, 2,493,578 and 2,435,008 outstanding in 2006 and 2005, respectively	25	24
Additional paid-in capital	23,029	22,712
Retained earnings	24,237	21,085
Accumulated other comprehensive loss	(1,005)	(1,469)
Treasury stock (22,615 and 21,746 shares in 2006 and 2005, respectively), at cost	(530)	(509)

Total stockholders’ equity	45,756	41,843

Total liabilities and stockholders’ equity	$788,323	$669,249

First Business Financial Services, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2006	2005	2004
	(In Thousands, Except Per
	Share Data)

Interest income:
Loans and leases	$43,452	$33,142	$25,861
Securities income:
Taxable	4,033	3,161	2,124
Short-term investments	175	206	151

Total interest income	47,660	36,509	28,136
Interest expense:
Deposits	25,076	16,642	9,638
Notes payable and other borrowings	2,372	1,145	742
Junior subordinated debentures	1,241	946	893

Total interest expense	28,689	18,733	11,273

Net interest income	18,971	17,776	16,863
Provision for loan and lease losses	1,519	400	(540)

Net interest income after provision for loan and lease losses	17,452	17,376	17,403

Non-interest income:
Service charges on deposits	756	845	1,004
Credit, merchant and debit card fees	176	157	145
Loan fees	630	626	600
Gain on sale of 50% owned joint venture	-	973	-
Increase in cash surrender value of bank-owned life insurance	614	415	255
Trust and investment services fee income	1,356	1,045	732
Change in fair value of interest rate swaps	(283)	1	976
Net cash settlement of interest rate swaps	120	(119)	(829)
Other	305	296	385

Total non-interest income	3,674	4,239	3,268

Non-interest expense:
Compensation	9,280	8,502	7,935
Occupancy	993	943	894
Equipment	518	439	518
Data processing	994	802	672
Marketing	936	797	688
Professional fees	1,299	1,401	1,021
Other	1,678	1,519	1,420

Total non-interest expense	15,698	14,403	13,148
Minority interest in net income of consolidated subsidiary	-	-	(9)

Income before income tax expense	5,428	7,212	7,514
Income tax expense	1,681	2,455	3,255

Net income	$3,747	$4,757	$4,259

Earnings per share:
Basic	$1.51	$1.96	$1.89
Diluted	1.50	1.93	1.83
Dividends declared per share	0.24	0.175	0.21

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars in Thousands, except share data)

Balance at January 1, 2004	$20	$14,108	$13,000	$(1,103)	$(35)	$25,990
Comprehensive income:
Net income	$-	$-	$4,259	$-	$-	$4,259
Net unrealized securities losses arising during the year	-	-	-	(70)	-	(70)
Unrealized derivatives gains arising during the year	-	-	-	4	-	4
Reclassification adjustment for realized loss on derivatives	-	-	-	540	-	540
Income tax effect	-	-	-	(48)	-	(48)

Comprehensive income						4,685
Cash dividends ($0.21 per share)	-	-	(507)	-	-	(507)
Treasury stock purchased (15,173 shares)	-	-	-	-	(349)	(349)
Issuance of shares for BBG option exercise (336,205 shares)	3	7,730	-	-	-	7,733
Stock options exercised (70,344 shares)	1	588	-	-	-	589

Balance at December 31, 2004	$24	$22,426	$16,752	$(677)	$(384)	$38,141

Comprehensive income:
Net income	$-	$-	$4,757	$-	$-	$4,757
Net unrealized securities losses arising during the year	-	-	-	(1,571)	-	(1,571)
Unrealized derivatives gains arising during the year	-	-	-	13	-	13
Reclassification adjustment for realized loss on derivatives	-	-	-	235	-	235
Income tax effect	-	-	-	531	-	531

Comprehensive income						3,965
Cash dividends ($0.175 per share)	-	-	(424)	-	-	(424)
Treasury stock purchased (4,973 shares)	-	-	-	-	(125)	(125)
Stock options exercised (27,572 shares)	-	286	-	-	-	286

Balance at December 31, 2005	$24	$22,712	$21,085	$(1,469)	$(509)	$41,843

Comprehensive income:
Net income	$-	$-	$3,747	$-	$-	$3,747
Net Uunrealized securities gains arising during the year	-	-	-	549	-	549
Reclassification adjustment for realized loss on securities	-	-	-	7	-	7
Unrealized derivatives gains arising during the year	-	-	-	5	-	5
Reclassification adjustment for realized loss on derivatives	-	-	-	99	-	99
Income tax effect	-	-	-	(196)	-	(196)

Comprehensive income						4,211
Share based compensation – restricted shares	1	181	-	-	-	182
Cash dividends ($0.24 per share)	-	-	(595)	-	-	(595)
Treasury stock purchased (869 shares)	-	-	-	-	(21)	(21)
Stock options exercised (14,314 shares)	-	136	-	-	-	136

Balance at December 31, 2006	$25	$23,029	$24,237	$(1,005)	$(530)	$45,756

See accompanying Notes to Consolidated Financial Statements

First Business Financial Services, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)

Operating Activities
Net income	$3,747	$4,757	$4,259
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(836)	(3,824)	2,594
Provision for loan and lease losses	1,519	400	(540)
Depreciation, amortization and accretion, net	602	959	1,181
Share based compensation	182	-	-
Change in fair value of interest rate swaps	283	1	(976)
Increase in cash surrender value of bank-owned life insurance	(613)	(415)	(255)
Origination of loans originated for sale	(1,082)	(861)	(4,434)
Sale of loans originated for sale	1,089	998	4,297
Gain on sale of loans originated for sale	(7)	(6)	(16)
Loss on sale of available-for-sale securities	7	-	-
Gain on sale of 50% owned joint venture	-	(973)	-
Minority interest in net income of consolidated subsidiaries	-	-	9
(Increase) decrease in accrued interest receivable and other assets	(950)	(825)	2,739
Increase (Decrease) in accrued expenses and other liabilities	604	2,430	(4,604)

Net cash provided by operating activities	4,545	2,641	4,254

Investing activities
Proceeds from maturities of available-for-sale securities	22,480	26,528	15,484
Proceeds from sale of available-for-sale securities	749	-	-
Proceeds from sale of 50% owned joint venture	-	2,082	-
Purchases of available-for-sale securities	(30,780)	(56,794)	(18,315)
Proceeds from sale of FHLB stock	1,125	-	-
Increase in investment in FHLB stock	(251)	(138)	(458)
Net increase in loans and leases	(108,671)	(63,308)	(36,184)
Purchases of leasehold improvements and equipment, net	(283)	(327)	(304)
Purchase of cash surrender value of life insurance	-	(5,000)	(5,000)

Net cash used in investing activities	(115,631)	(96,957)	(44,777)

Financing activities
Net increase in deposits	72,802	92,788	37,791
Net increase (decrease) in FHLB line of credit	17,048	(10,750)	(2,725)
Repayment of FHLB advances	(9)	(11,509)	(4,308)
Proceeds from FHLB advances	7,000	11,000	11,000
Repayment of long-term borrowed funds	(5,000)	-	-
Proceeds from long-term borrowed funds	21,000	-	-
Repayment of junior subordinated debentures	(10,310)	-	-
Net increase (decrease) in short-term borrowed funds	13,173	21,036	(4,798)
Minority interest investment in subsidiaries	-	-	19
Termination of interest rate swaps	(1,384)	-	-
Exercise of stock options	136	286	589
Cash dividends	(595)	(424)	(507)
Purchase of treasury stock	(21)	(125)	(349)

Net cash provided by financing activities	113,840	102,302	36,712

Net increase in cash and cash equivalents	2,754	7,986	(3,811)
Cash and cash equivalents at beginning of year	16,707	8,721	12,532

Cash and cash equivalents at end of year	$19,461	$16,707	$8,721

Supplementary cash flow information
Cash paid or credited to accounts:
Interest on deposits and borrowings	$27,639	$15,907	$11,691
Income taxes	2,385	5,347	701
Non-cash transactions:
Deconsolidation of trust preferred securities	-	-	10,310
Acquisition of minority shares of BBG:
Increase in common stock and paid-in capital	-	-	7,733
Elimination of minority interest	-	-	(4,392)
Settlement of written option liability	-	-	(654)
Increase in goodwill and other intangible assets	-	-	(2,689)
Other	-	-	2

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies and Nature of Operations

Nature of Operations.  The accounting and reporting practices of First Business Financial Services (“FBFS” or the “Corporation”), its wholly-owned subsidiaries, First Business Bank (“FBB”) and First Business Bank – Milwaukee (“FBB – Milwaukee”) have been prepared in accordance with U.S. generally accepted accounting principles. First Business Bank and First Business Bank – Milwaukee are sometimes referred to together as the “Banks”. FBB operates as a commercial banking institution in the Madison, Wisconsin market with a loan production office in Oshkosh, Wisconsin. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. FBB – Milwaukee operates as a commercial banking institution in the Milwaukee, Wisconsin market. The Banks provide a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Banks are subject to competition from other financial institutions and service providers and are also subject to state and federal regulations. FBB has the following subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), and First Business Leasing, LLC. FBCC has a wholly-owned subsidiary, FMCC Nevada Corp. (“FMCCNC”). FMIC and FMCCNC are located in and were formed under the laws of the state of Nevada. Significant intercompany accounts and transactions have been eliminated. On January 4, 2005, FBB sold its 50% interest in m2 Lease Funds, LLC (“m2”), in a cash sale to the owner of the other 50% interest. See Note 2 for additional information regarding the sale.

Basis of Financial Statement Presentation.  The consolidated financial statements include the accounts of FBFS, and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could experience significant changes in the near-term include the allowance for loan and lease losses, the value of foreclosed property, lease residuals, the value of property under operating leases, and the valuation of securities, intangibles, and taxes.

Cash and Cash Equivalents.  The Corporation considers federal funds sold and interest-bearing deposits, and short-term investments that have original maturities of three months or less to be cash equivalents.

Securities Available-for-Sale.  The Corporation classifies its investment and mortgage-related securities as available-for-sale, held-to-maturity and trading. Debt securities that the Corporation has the intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt and equity securities bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Debt and equity securities not classified as held-to-maturity or as trading are classified as available-for-sale. Available-for-sale securities are measured at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax. Realized gains and losses, and declines in value judged to be other than temporary, are included in the consolidated statements of income as a component of non-interest income. The cost of securities sold is based on the specific identification method. The Corporation had no held-to-maturity or trading securities at December 31, 2006 and 2005.

Discounts and premiums on investment and mortgage-backed securities are accreted and amortized into interest income using the effective yield method over the period to maturity or earlier call date. When it is determined securities are other than temporarily impaired, an impairment loss is recorded in earnings and a new cost basis is established for the impaired security. At December 31, 2006 and 2005, no securities were deemed to be other than temporarily impaired.

Federal Home Loan Bank Stock.  The Corporation owns shares in the Federal Home Loan Bank (“FHLB”) as required for membership in the FHLB-Chicago. FHLB stock is carried at cost which approximates its fair value because the shares can be resold to other member banks at their carrying amount of $100 per share par amount. In October 2005, the FHLB announced that it would indefinitely defer members’ rights to tender their excess stock to the FHLB for redemption. On two separate occasions during 2006 the FHLB allowed its member banks to tender their excess stock for redemption at par. The FHLB stock is periodically evaluated for impairment. Should the stock be impaired, it would be written down to its estimated fair value.

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

Loans Held for Sale.  Loans held for sale consist of the current origination of certain 1-4 family mortgage loans and are carried at lower of cost or market value. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the sales price.

Net Investment in Direct Financing Leases.  Net investment in direct financing lease agreements represents total undiscounted payments plus estimated unguaranteed residual value (approximating 3% to 20% of the cost of the related equipment) and is recorded as lease receivables when the lease is signed and the leased property is delivered to the customer. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis which results in an approximate level rate of return on the unrecovered lease investment. Lease payments are recorded when due under the lease contract. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease and such estimated value considers all relevant information and circumstances regarding the equipment. In estimating the equipment’s fair value at lease termination, the Corporation relies on internally or externally prepared appraisals, published sources of used equipment prices, and historical experience adjusted for known industry and economic trends. The Corporation’s estimates are periodically reviewed to ensure reasonableness, however the amounts the Corporation will ultimately realize could differ from the estimated amounts. When there are other than temporary declines in the Corporation’s carrying amount of the unguaranteed residual value, the carrying value is reduced and charged to non-interest expense.

Operating Leases.  Machinery and equipment are leased to clients under operating leases and are recorded at cost. Such leases provide that equipment is depreciated over the estimated useful life or term of the lease, if shorter. The Impairment loss, if any, would be charged to expense in the period it becomes evident. Rental income is recorded on the straight-line accrual basis as other non-interest income.

Interest on Loans.  Interest on loans is accrued and credited to income on a daily basis based on the unpaid principal balance and is calculated using the effective interest method. Per policy, a loan is placed in a non-accrual status when it becomes 90 days past due or more or the likelihood of collecting interest is doubtful unless the loan is well collateralized and in the process of collection. A loan may be placed on non-accrual status prior to being 90 days past due if the collectibility of interest is doubtful. A loan is determined to be past due if the borrower fails to meet a contractual payment and will continue to be considered past due until all contractual payments are received. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income and the payments on non-accrual loans are applied to interest on a cash basis. If collectibility of the principal is in doubt, payments received are applied to reduce loan principal. As soon as it is determined that the principal of a non-accrual loan is uncollectible, the portion of the carrying balance that exceeds the value of the underlying collateral is charged off. Loans are returned to accrual status when they are brought current in terms of both principal and accrued interest due, have performed in accordance with contractual terms for a reasonable period of time, and when the ultimate collectibility of total contractual principal and interest is no longer doubtful.

Loan and Lease Origination Fees.  Loan and lease origination fees as well as certain direct origination costs are deferred and amortized as an adjustment to loan yields over the stated term of the loan or lease. Loans that result from a refinance or restructure, other than a troubled debt restructure, where terms are at least as favorable to the Corporation as the terms for comparable loans to other borrowers with similar collection risks and result in an essentially new loan, are accounted for as a new loan. Any unamortized net fees, costs, or penalties are recognized when the new loan is originated. Unamortized net loan fees or costs for loans that result from a refinance or restructure with only minor modifications to the original loan contract are carried forward as a part of the net investment in the new loan. For troubled debt restructurings all fees received in connection with a modification of terms are applied as a reduction of the loan; and related costs including direct loan origination costs are charged to expense as incurred.

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

The determination of the estimate of loss is reliant upon historical experience, information about the ability of the individual debtor to pay, and appraisal of loan collateral in light of current economic conditions. An estimate of loss is an approximation of what portion of all amounts receivable, according to the contractual terms of that receivable, is deemed uncollectible. Determination of the allowance is inherently subjective because it requires estimation of amounts and timing of expected future cash flows on impaired and other problem loans, estimation of losses on types of loans based on historical losses, and consideration of current economic trends, both local and national. Based on management’s periodic review using all previously mentioned pertinent factors, a provision for loan and lease losses is charged to expense. Loan and lease losses are charged against the allowance and recoveries are credited to the allowance.

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

All derivative instruments are to be carried at fair value on the balance sheet. The accounting for the gain or loss due to changes in the fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge the accounting varies based on the type of risk being hedged.

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

Goodwill and Other Intangible Assets.  The excess of the cost of the acquisition of The Business Banc Group Ltd. (“BBG”) over the fair value of the net assets acquired consists primarily of goodwill and core deposit intangibles. Core deposit intangibles have estimated finite lives and are amortized on an accelerated basis to expense over a period of 15 years. The Corporation reviews long-lived assets and certain identifiable intangibles for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.

Goodwill is not amortized but is subject to impairment tests on at least an annual basis. Any impairment of goodwill will be recognized as an expense in the period of impairment. The Corporation completes its annual goodwill impairment test as of June 1 each year and no impairment has been recognized for the years ended 2006, 2005 and 2004. Note 4 includes a summary of the Corporation’s goodwill and core deposit intangibles.

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

Bank-Owned Life Insurance.  Bank-owned life insurance (“BOLI”) is reported at the amount that would be realized if the life insurance policies were surrendered on the balance sheet date. BOLI policies owned by the Banks are purchased with the objective to fund certain future employee benefit costs with the death benefit proceeds. The cash surrender value of such policies is recorded in “Cash surrender value of life insurance” on the Consolidated Balance Sheets and changes in the value are recorded in non-interest income. The total death benefit of all of the BOLI policies is $41.1 million. There are no restrictions on the use of BOLI proceeds and as of December 31, 2006, there were no loans against the cash surrender value of the BOLI policies.

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

Stock Options.  Prior to January 1, 2006, the Corporation accounted for stock-based compensation using the intrinsic value method. Under the intrinsic value method, compensation expense for employee stock options was generally not recognized if the exercise price of the option equaled or exceeded the fair market value of the stock on the date of grant. Therefore, no stock-based compensation was recognized in the consolidated statements of income for the years ending December 31, 2005 and 2004.

On January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R” or the “Statement”) using the prospective method as stock options were only granted by the Corporation prior to meeting the definition of a nonpublic entity. Under the prospective method, SFAS 123R must only be applied to the extent that those awards are subsequently modified, repurchased or cancelled. No stock options have been granted since the Corporation met the definition of a public entity and no stock options have been modified, repurchased or cancelled subsequent to the adoption of this Statement. Therefore, no stock-based compensation was recognized in the consolidated statement of income for the year ending December 31, 2006, except with respect to restricted stock awards. Upon vesting, the benefits of tax deductions in excess of recognized compensation expense will be reported as a financing cash flow, rather than as an operating cash flow.

Reclassifications.  Certain accounts have been reclassified to conform to 2006 presentations.

Recent Accounting Changes.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Corporation is in the process of assessing whether it will early adopt SFAS No. 157 as of the first quarter of fiscal 2007 as permitted. It is expected that the adoption of SFAS No. 157 will not have a material effect on the consolidated financial statements of the Corporation.

Accounting for Defined Benefit Pension and Other Postretirement Plans.  In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions and SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS No. 158 will not have a material effect on the consolidated financial statements of the Corporation.

Accounting for Uncertainty in Income Taxes.  In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes which is an interpretation of FASB No. 109, Accounting for Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the Corporation’s financial statements. The interpretation applies to situations where there is uncertainty is about the timing of the deduction, the amount of deduction, or the validity of the deduction. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 did not have a material effect on the Corporation’s consolidated financial statements.

Consideration of the Effects of Prior Year Misstatements on Current Year Financial Statements.  In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements. Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 was not material to the Corporation’s consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of SFAS No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income.

The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.

SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157.The Company is currently evaluating the impact of adopting this standard.

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

As a result of the transaction, the remaining liability for the BBG conversion option (see Note 19) of $654,000 was settled, a core deposit intangible of $145,000 was recorded, loans and investments, other assets and liabilities were recorded at their pro rata fair values and the residual of $2,689,000 was allocated to goodwill.

Had BBG been consolidated for all years presented in the consolidated statements of income, consolidated net income would have been approximately $3.9 million in 2004. Diluted earnings per share would have been $1.68 in 2004.

Note 4 – Goodwill and Intangible Assets.

Goodwill is not amortized.  Goodwill as well as other intangible assets are subject to impairment tests on at least an annual basis. No impairment loss was recorded in 2006, 2005 or 2004. At December 31, 2006, goodwill was $2.7 million. The change in the carrying amount of goodwill was as follows:

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)

Balance at beginning of year	$2,689	$2,689	$-
Goodwill acquired	-	-	2,689

Balance at end of period	$2,689	$2,689	$2,689

The Corporation has other intangible assets that are amortized consisting of core deposit intangibles and other intangibles, consisting of a purchased customer list from a purchased brokerage/investment business.

Changes in the gross carrying amount, accumulated amortization and net book value of core deposits and other intangibles were as follows:

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)

Core deposit intangibles:
Gross carrying amount	$145	$145	$145
Accumulated amortization	(77)	(54)	(22)

Net book value	$68	$91	$123

Additions during the year	$-	$-	$145

Amortization during the period	$(23)	$(32)	$(22)

Other intangibles:
Gross carrying amount	$120	$120	$120
Accumulated amortization	(60)	(48)	(36)

Net book value	$60	$72	$84

Additions during the year	$-	$-	$-

Amortization during the period	$(12)	$(12)	$(12)

Estimated amortization expense of core deposit and other intangibles for fiscal years 2007 through 2011 are as follows:

	Core
	Deposit	Other
	Intangibles	Intangibles	Total
	(In Thousands)

Estimate for the year ended December 31,
2007	$18	$12	$30
2008	13	12	25
2009	10	12	22
2010	7	12	19
2011	4	12	16

	$52	$60	$112

Note 5 – Cash and Due From Banks.  Reserves in the form of deposits with the Federal Reserve Bank and vault cash totaling approximately $548,000 and $597,000 were maintained to satisfy federal regulatory requirements as of December 31, 2006 and 2005, respectively. These amounts are included in cash and due from banks in the Consolidated Balance Sheets.

Note 6 – Securities

The amortized cost and estimated fair values of securities available-for-sale are as follows:

	As of December 31, 2006
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
Securities Available-for-Sale	Cost	Gains	Losses	Fair Value
	(In Thousands)

U.S. Government corporations and agencies	$1,497	$-	$(30)	$1,467
Municipals	185	-	(3)	182
Collateralized mortgage obligations	99,855	85	(1,581)	98,359

	$101,537	$85	$(1,614)	$100,008

	As of December 31, 2005
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
Securities Available-for-Sale Fair Value	Cost	Gains	Losses	Fair Value
	(In thousands)

U.S. Government corporations and agencies	$3,264	$-	$(80)	$3,184
Municipals	275	-	(3)	272
Collateralized mortgage obligations	90,601	2	(2,004)	88,599

	$94,140	$2	$(2,087)	$92,055

In 2006, the Corporation sold one available-for-sale security and realized a loss of approximately $7,000. There were no other sales of available-for-sale securities for any of the periods shown.

Securities with carrying values aggregating approximately $35.4 million and $29.7 million were pledged to secure public deposits, securities sold under agreement to repurchase, and FHLB advances at December 31, 2006 and 2005, respectively.

Unrealized holding gains and losses, net of tax effect, included in accumulated other comprehensive income at December 31, 2006 and 2005 were ($1.0 million) and ($1.4 million), respectively.

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2006 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In Thousands)

Due in one year or less	$18	$18
Due in one year through five years	2,288	2,250
Due in five through ten years	24,330	23,843
Due in over ten years	74,901	73,897

	$101,537	$100,008

The tables below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at December 31, 2006 and 2005. Such securities have declined in value due to current interest rate environments and not credit quality and do not presently represent realized losses. The Corporation has the ability and intent to and anticipates that these securities, which have been in a continuous loss position but are not other-than-temporarily impaired, will be kept in the Corporation’s portfolio until maturity or until the unrealized loss is recovered. If held until maturity, it is anticipated that the investments will regain their value. If the Corporation determines that any of the above investments are deemed to be other-than-temporarily impaired, the impairment loss will be recognized in the consolidated statement of income.

	As of December 31, 2006
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)

U.S. Government corporations and agencies	$-	$-	$1,467	$30	$1,467	$30
Municipals	-	-	182	3	182	3
Collateralized mortgage obligations	14,451	107	69,021	1,474	83,472	1,581

	$14,451	$107	$70,670	$1,507	$85,121	$1,614

	As of December 31, 2005
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)

U.S. Government corporations and agencies	$1,452	$43	$1,732	$37	$3,184	$80
Municipals	272	3	-	-	272	3
Collateralized mortgage obligations	34,073	606	53,269	1,398	87,342	2,004

	$35,797	$652	$55,001	$1,435	$90,798	$2,087

Note 7 – Loan and Lease Receivables and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following (in thousands):

	As of December 31,
	2006	2005
	(In Thousands)

First mortgage loans:
Commercial real estate	$274,262	$249,133
Construction	78,257	50,619
Multi-family	34,635	22,115
1-4 family	35,721	26,513

	422,875	348,380
Commercial business loans	176,701	151,688
Direct financing leases, net	23,203	17,852
Second mortgage loans	8,859	8,231
Credit card and other	16,712	13,579

	648,350	539,730
Less:
Allowance for loan and lease losses	8,296	6,773
Deferred loan fees	187	241

	$639,867	$532,716

Certain of the Corporation’s executive officers, directors, and their related interests are loan clients of the Banks. As of December 31, 2006 and 2005, loans aggregating approximately $18.6 million and $17.1 million, respectively, were outstanding to such parties. New loans granted during 2006 and 2005 were approximately $9.7 million and $7.8 million and loan repayments were approximately $8.2 million and $4.7 million, respectively. These loans were made in the ordinary course of business and on substantially the same terms as those prevailing for comparable transactions with other clients. None of these loans were considered impaired.

A summary of the activity in the allowance for loan and lease losses follows:

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)

Allowance at beginning of period	$6,773	$6,375	$6,811
Charge-offs:
Mortgage		-	-
Commercial	-	-	(25)
Lease	-	-	-
Consumer	-	(10)	(6)

Total charge-offs	-	(10)	(31)
Recoveries:
Mortgage	-	4	9
Commercial	4	4	4
Lease	-	-	122
Consumer	-	-	-

Total recoveries	4	8	135
Net recoveries (charge-offs)	4	(2)	104
Provision	1,519	400	(540)

Allowance at end of period	$8,296	$6,773	$6,375

Allowance to gross loans and leases	1.28%	1.25%	1.34%

The Corporation’s non-accrual loans and leases consist of the following at December 31, 2006, 2005 and 2004, respectively.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)

Non-accrual loans	$1,109	$1,454	$696
Non-accrual leases	-	90	1,566

Total non-accrual loans and leases	1,109	1,544	2,262
Foreclosed properties and repossessed assets, net	-	-	665

Total non-performing assets	$1,109	$1,544	$2,927

Performing troubled debt restructurings	$-	$-	$-

The following represents information regarding the Corporation’s impaired loans and leases:

	As of December 31,
	2006	2005	2004
	(In Thousands)

Impaired loans and leases with no impairment reserves required	$683	$811	$1,235
Impaired loans and leases with impairment reserves required	1,404	733	1,027
Less:
Impairment reserve (included in allowance for loan and lease losses)	863	399	470

Net impaired loans and leases	$1,224	$1,145	$1,792

Average impaired loans and leases	$1,444	$1,790	$2,112

Foregone interest income attibutable to impaired loans and leases	$210	$177	$177

Interest income recognized on impaired loans and leases	$217	$65	$85

The net amount of foregone interest for the years ending December 31, 2006, 2005, and 2004 was $(7,000), $112,000 and $92,000, respectively.

The Corporation’s net investment in direct financing leases consists of the following:

	December 31,
	2006	2005
	(Dollars in Thousands)

Minimum lease payments receivable	$21,184	$15,063
Estimated unguaranteed residual values of leased property	5,544	4,993
Initial direct costs	273	363
Less unearned lease and residual income	(3,798)	(2,567)

Investment in commercial direct financing leases	$23,203	$17,852

There were no impairments of residual value of leased property during 2006 and 2005.

The Corporation leases equipment under direct financing leases expiring in various future years. Some of these leases provide for additional rents, based on use in excess of a stipulated minimum number of hours, and generally allow the lessees to purchase the equipment for fair value at the end of the lease term. Future aggregate maturities of minimum lease payments to be received are as follows:

2007	$5,914
2008	4,740
2009	4,076
2010	3,340
2011	2,335
Thereafter	779

$21,184

Note 8 – Leasehold Improvements and Equipment

A summary of leasehold improvements and equipment at December 31, 2006 and 2005 is as follows:

	At December 31,
	2006	2005
	(In Thousands)

Leasehold improvements	$892	$762
Furniture and equipment	2,124	2,035
Purchases in progress	-	60

	3,016	2,857
Less: accumulated depreciation	(1,965)	(1,702)

	$1,051	$1,155

Note 9 – Other Assets

Included in other assets is an equity investment of $80,000 and $57,000 in CapVest Fund, LP as of December 31, 2006 and 2005, respectively. As of December 31, 2006 the Corporation has an additional commitment to provide funds of $20,000. During 2006 the Corporation made an initial investment in Aldine Capital Fund, LP, a mezzanine fund. The investment as of December 31, 2006 is $510,000 and the Corporation has an additional commitment to provide funds of $2.5 million. The Corporation has two tax-preferred limited partnership equity investments, Porchlight Inc., a community housing limited partnership and Chapel Valley Senior Housing, LP, in the amounts of $59,000 and $22,000, respectively, as of December 31, 2006. As of December 31, 2005, investments in these two entities were $100,000 and $59,000, respectively. The Corporation is not the general partner, does not have controlling ownership, and is not the primary variable interest holder in any of these limited partnerships.

In addition to these other investments, accrued interest receivable and other assets includes accrued interest receivable of $3.4 million, net deferred tax assets of $2.7 million and other assets of $2.9 million as of December 31, 2006. As of December 31, 2005, these amounts were accrued interest receivable of $2.7 million, net deferred tax assets of $2.0 million and other assets of $3.1 million.

Note 10 – Deposits

Deposits are summarized as follows (dollars in thousands):

	December 31,
	2006		2005
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
	(Dollars in Thousands)

Transaction accounts:
Demand deposits	$45,171	0.00%	$46,766	0.00%
Negotiable order of withdrawal (“NOW”) accounts	58,927	4.26	46,962	2.85

	104,098		93,728
Money market accounts	171,996	4.67	138,442	3.10
Certificates of deposit	364,172	4.63	335,294	3.95

	$640,266		$567,464

A summary of annual maturities of certificates of deposit outstanding at December 31, 2006 follows (in thousands):

Maturities during the Year Ended December 31

2007	130,664
2008	100,017
2009	50,707
2010	57,142
2011	23,687
Thereafter	1,955

$364,172

Deposits include approximately $36.0 million and $50.9 million of certificates of deposit, including brokered deposits, which are denominated in amounts of $100,000 or more at December 31, 2006 and 2005, respectively. Included in certificates of deposit were brokered deposits of $325.9 million and $279.6 million at December 31, 2006 and 2005, respectively.

Note 11 – Borrowed Funds

The composition of borrowed funds at December 31, 2006 and 2005 is as follows:

	December 31,
	2006			2005
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate
	(Dollars in Thousands)

Fed funds purchased and securities sold under agreement to repurchase	$33,751	$13,875	5.12%	$19,463	$9,021	3.45%
FHLB advances	36,584	19,059	4.83	12,545	11,427	3.67
Junior subordinated debentures	-	9,915	12.52	10,310	10,310	9.18
Line of credit	1,635	3,167	6.82	2,750	2,338	5.39
Subordinated notes payable	21,000	6,929	7.58	5,000	5,000	5.75

	$92,970	$52,945	6.82%	$50,068	$38,096	5.49%

Short-term borrowings	$52,443			$22,222
Long-term borrowings (due beyond one year)	40,527			27,846

	$92,970			$50,068

The maximum outstanding of fed funds purchased and securities repurchase agreements was $33.8 million and $25.1 million for the years ended December 31, 2006 and 2005, respectively.

The Corporation has a $45.0 million FHLB line of credit available for advances which is collateralized by mortgage-related securities, unencumbered first mortgage loans and secured small business loans as noted below. At December 31, 2006 and 2005, open line advances totaled $17.0 million and $0, respectively. Open line advances have an interest rate based on the overnight investment rate at the FHLB plus 45 basis points. The rate at December 31, 2006 and 2005 was 5.50% and 4.41%, respectively. Long-term FHLB advances totaled $19.6 million and $12.5 million at December 31, 2006 and 2005, respectively. These advances bear fixed interest rates which range from 4.50% to 6.06% at both December 31, 2006 and 2005, and are subject to a prepayment fee if they are repaid prior to maturity. None of the Corporation’s FHLB advances are putable.

The Corporation is required to maintain, as collateral, mortgage-related securities and unencumbered first mortgage loans and secured small business loans in its portfolio aggregating at least the amount of outstanding advances from the FHLB. Loans totaling approximately $26.4 million and $18.1 million and mortgage-related securities totaling approximately $34.5 million and $27.6 million were pledged as collateral for FHLB advances at December 31, 2006 and 2005, respectively.

Scheduled repayments of long-term FHLB advances December 31, 2006 are as follows (in thousands):

Maturities during Year Ended December 31,

2007	$17,058
2008	6,010
2009	11
2010	11,011
2011	2,012
Thereafter	482

$36,584

As of December 31, 2006, the Corporation has an unsecured bank line of credit of $7.0 million with an interest rate based on one-month LIBOR (London Inter Bank Offer Rate) plus 1.70% subject to a floor of 3.75% per year. The Corporation is in compliance with all covenants as of December 31, 2006. The line of credit matures on April 30, 2007 and had a rate of 7.05% and 6.06% at December 31, 2006 and 2005, respectively. The balance outstanding was $1.6 million and $2.8 million at December 31, 2006 and 2005, respectively.

The Corporation also has $21.0 million of subordinated notes payable to a bank with an interest rate based on one-month LIBOR plus 2.35%, subject to a floor of 4.25%. The notes mature on September 29, 2013 and had a 7.70% interest rate at December 31, 2006. At December 31, 2005, the Corporation had a $5.0 million subordinated note payable to a bank with an interest rate based on one-month LIBOR plus 2.35%, subject to a floor of 4.25%. The note matures on December 31, 2011 and had an interest of 6.66% interest rate.

In December 2001, FBFS Statutory Trust I (the “Trust”), a Connecticut business trust wholly owned by the Corporation, completed the sale of $10.0 million of three-month LIBOR plus 3.60% preferred securities (the “Preferred Securities”), with a maximum rate of 12.5%. The rate at December 31, 2005 was 8.10%. The Trust also issued common securities of $300,000. The Trust used the proceeds from the offering to purchase $10.3 million of 3 month LIBOR plus 3.60% Junior Subordinated Debentures (the “Debentures”) of the Corporation. Debentures are the sole assets of the Trust and are consolidated in the financial statements of the Corporation, the Preferred Securities are classified in the liability section of the consolidated balance sheets and the dividends paid on the Preferred Securities are classified as interest expense in the consolidated statements of income. The Corporation fully and unconditionally guarantees the obligations of the Trust on a subordinated basis. The Corporation capitalized the debt issuance costs in 2001 of approximately $312,000, which are included in other assets, and are amortizing over the life of the Debentures.

On December 18, 2006 the Corporation exercised its right to redeem the debentures at par. The redemption was made utilizing the proceeds from the increase in the subordinated note payable. The remaining debt issuance cost of $260,000 was amortized to interest expense in 2006.

The Preferred Securities had qualified under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. The Corporation had used the proceeds from the sale of the Debentures for general corporate purposes.

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

Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighed assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2006, that the Corporation and the Banks meet all applicable capital adequacy requirements.

As of December 31, 2006 and 2005, the most recent notification from the Federal Deposit Insurance Corporation and the state of Wisconsin Department of Financial Institutions (DFI) categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. The qualification results in lower assessment of FDIC premiums, among other benefits.

In addition, the Banks met the minimum net worth requirement of 6.0% as required by the State of Wisconsin at December 31, 2006 and 2005.

The following table summarizes the Corporation and Banks’ capital ratios and the ratios required by its federal regulators at December 31, 2006 and 2005, respectively:

					Minimum
					Required to be
			Minimum Required for Capital		Well Capitalized
			Adequacy		Under FDIC
	Actual		Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

As of December 31, 2006:
Total capital (to risk-weighted assets)
Consolidated	$73,241	10.40%	$56,360	8.00%	N/A	N/A
First Business Bank	64,443	10.49	49,144	8.00	$61,430	10.00%
First Business Bank – Milwaukee	10,205	11.31	7,218	8.00	9,022	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$43,944	6.24%	$28,180	4.00%	N/A	N/A
First Business Bank	57,838	9.42	24,572	4.00	$36,858	6.00%
First Business Bank – Milwaukee	9,070	10.05	3,609	4.00	5,413	6.00
Tier 1 capital (to average assets)
Consolidated	$43,944	5.99%	$29,331	4.00%	N/A	N/A
First Business Bank	57,838	9.22	25,086	4.00	$31,358	5.00%
First Business Bank – Milwaukee	9,070	8.50	4,269	4.00	5,336	5.00
As of December 31, 2005:
Total capital (to risk-weighted assets)
Consolidated	$62,234	10.43%	$47,748	8.00%	N/A	N/A
First Business Bank	55,240	10.88	40,610	8.00	$50,763	10.00%
First Business Bank – Milwaukee	9,009	10.32	6,981	8.00	8,727	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$50,461	8.45%	$23,874	4.00%	N/A	N/A
First Business Bank	49,713	9.79	20,305	4.00	$30,458	6.00%
First Business Bank – Milwaukee	7,917	9.07	3,491	4.00	5,236	6.00
Tier 1 capital (to average assets)
Consolidated	$50,461	7.92%	$25,486	4.00%	N/A	N/A
First Business Bank	49,713	9.14	21,746	4.00	$27,182	5.00%
First Business Bank – Milwaukee	7,917	8.21	3,858	4.00	4,823	5.00

The following table reconciles stockholders’ equity to federal regulatory capital at December 31, 2006 and 2005, respectively (in thousands):

	December 31,
	2006	2005

Stockholders’ equity of the Corporation	$45,756	$41,843
Unrealized and accumulated gains and losses on specific items, minority interest in qualifying trust preferred securities and other disallowed goodwill and intangible assets	(1,811)	8,618

Tier 1 Capital	43,945	50,461
Plus: Allowable general valuation allowances and subordinated debt	29,296	11,773

Risk-based capital	$73,241	$62,234

The Banks may not declare or pay cash dividends if such declaration and payment would violate Federal and/or state regulatory requirements. Unlike the Banks, the Corporation is not subject to these regulatory restrictions on the payment of dividends to its stockholders, the source of which, however, may depend upon dividends from the Banks. At December 31, 2006, subsidiary net assets of approximately $30.5 million could be transferred to the Corporation in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary.

Note 13 – Employee Benefit Plans

The Corporation maintains a contributory 401(k) defined contribution plan covering substantially all employees. The Corporation matches 100% of amounts contributed by each participating employee up to 3% of the employee’s compensation. The Corporation made a matching contribution of 3% to all eligible employees in 2006, 2005, and 2004. The Corporation may also contribute additional amounts at its discretion. Discretionary contributions of 1.2%, 3.8% and 4.2% were made in fiscal 2006, 2005 and 2004. Plan expense totaled approximately $68,000, $344,000 and $327,000 in 2006, 2005 and 2004, respectively.

The Corporation has a deferred compensation plan covering two officers under which it provides contributions to supplement their retirement. Under the terms of the agreements, benefits to be received are generally payable within six months of the date of the termination of employment with the Corporation. The expense associated with this plan in 2006, 2005, and 2004 was $36,000, $283,000 and $290,000, respectively. The present value of future payments under the plan of $1,916,000 and $1,881,000 at December 31, 2006 and 2005 is included in other liabilities. One of the agreements provides for contributions to supplement health insurance costs. The expense associated with this portion of the plan in 2006, 2005 and 2004 was ($14,000), $36,000 and $1,000, respectively. The present value of future payments related to post retirement health insurance costs of $61,000 and $75,000 at December 31, 2006 and 2005 is included in other liabilities.

The Corporation owns life insurance policies on the lives of these two officers, which have cash surrender values of approximately $1.4 million and $1.3 million as of December 31, 2006 and 2005, respectively and death benefits of $5.7 million and $5.7 million, respectively. The remaining balance of the cash surrender value of bank-owned life insurance of $12.1 million and $11.6 million as of December 31, 2006 and 2005, respectively, is related to policies on a number of other officers of the Banks.

Note 14 – Leases

The Corporation and First Business Bank occupy space under an operating lease agreement that expires on March 8, 2016. Rent expense was approximately $760,000, $752,000 and $647,000 for 2006, 2005 and 2004, respectively. First Business Bank – Milwaukee occupies office space under an operating lease agreement that expires on November 30, 2010. Additional space was added to the lease in 2005. Rent expense was approximately $166,000, $140,000 and $134,000 for fiscal 2006, 2005 and 2004, respectively. Included in total rent expense was contingent rent of approximately $294,000, $237,000, and $212,000 for 2006, 2005 and 2004, respectively. The lease agreements include both fixed rent increases as well as contingent rent increases. The fixed rent increases are accrued on a straight-line basis. The contingent rent increases are expensed as incurred.

Future minimum lease payments for each of the five succeeding years and thereafter are as follows (in thousands):

2007	$574
2008	570
2009	571
2010	564
2011	480
Thereafter	2,070

$4,829

Note 15 – Income Taxes

Income tax expense applicable to income for the years ended December 31, 2006, 2005 and 2004 consists of the following:

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)

Current:
Federal	$2,180	$6,005	$(369)
State	337	274	1,030

	2,517	6,279	661
Deferred:
Federal	(564)	(3,780)	2,317
State	(272)	(44)	277

	(836)	(3,824)	2,594

Total income tax expense	$1,681	$2,455	$3,255

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes.

The significant components of the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,
	2006	2005
	(In Thousands)

Deferred tax assets:
Allowance for loan and lease losses	$3,179	$2,452
Deferred compensation	751	737
Unrealized loss on securities	527	720
Unrealized losses on interest rate swaps	2	432
Federal and state net operating loss carryforwards	2,058	2,008
Other	794	583

	7,311	6,932
Valuation allowance	(857)	(672)

Total deferred tax assets	6,454	6,260

Deferred tax liabilities:
Leasing and fixed asset activities	3,581	3,943
Other	188	272

Total deferred tax liabilities	3,769	4,215

Net deferred tax asset	$2,685	$2,045

The tax effects of unrealized gains and losses on derivative instruments and unrealized gains and losses on securities are components of other comprehensive income. A reconciliation of the change in net deferred tax assets to deferred tax expense follows:

	At December 31,
	2006	2005
	(In Thousands)

Change in net deferred tax assets	$640	$4,355
Deferred taxes allocated to OCI	196	(531)

Deferred income tax benefit	$836	$3,824

Net deferred tax assets are included in other assets in the consolidated balance sheets.

First Business Financial Services, Inc. and its wholly owned subsidiaries have state net operating loss carryforwards of approximately $36.2 million and $29.6 million at December 31, 2006 and 2005, respectively, which can be used to offset their future state taxable income. The carry forwards expire between 2012 and 2021. A valuation allowance has been established for the future benefits attributable to certain of the state net operating losses.

Included in deferred tax assets is a benefit for separate return Federal and state net operating loss carryforwards for the Business Banc Group, Inc and its subsidiary prior to the 2004 transaction. See Note 3 – Acquisition of Minority Shares. As a result of the 2004 transaction, FBFS obtained 100% ownership of BBG and its subsidiary enabling a consolidated Federal tax return to be filed in 2004. The loss carry forward of approximately $497,000 is subject to certain limitations and will expire in 2024. It is expected the loss will be utilized within the carry forward period based on projected consolidated taxable earnings of First Business Financial Services, Inc. and its subsidiaries and the projected stand alone taxable income of First Business Bank – Milwaukee and appropriate tax planning strategies.

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

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)

Income before minority interest in net income of consolidated subsidiary and income tax expense	$5,428	$7,212	$7,523

Tax expense at statutory federal rate of 34% applied to income before minority interest in net income of consolidated subsidiary and income tax expense	$1,846	$2,452	$2,558
State income tax, net of Federal effect	43	152	863
Low income housing tax credits	(68)	(80)	(80)
Bank-owned life insurance	(209)	(141)	(86)
Other	69	72	-

Total income tax expense	$1,681	$2,455	$3,255

Effective tax rate	30.97%	34.04%	43.32%

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

Prior to the formation of the investment subsidiaries the Bank sought and obtained private letter rulings from the Department regarding the non-taxability of the investment subsidiaries in the State of Wisconsin. The Bank believes that it complied with Wisconsin law and the private rulings received from the Department. Should an assessment be forthcoming, the Bank intends to defend its position vigorously through the normal administrative appeals process in place at the Department and through other judicial channels should they become necessary. Although the Bank will vigorously oppose any such assessment there can be no assurance that the Department will not be successful in whole or in part in its efforts to tax the income of the Bank’s Nevada investment subsidiary. In 2006, 2005 and 2004, the Bank accrued, as a component of current state tax expense, an estimated liability including interest which is the most likely amount within a range of probable settlement amounts. FBFS does not expect the resolution of this matter to materially affect its consolidated results of operations and financial position beyond the amounts accrued. Should the Department be wholly successful in its efforts to tax the income of the Nevada subsidiary then future cash flow would be negatively affected by as much as $3.1 million.

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

In the event of non-performance, the Banks’ exposure to credit loss for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for instruments reflected in the consolidated financial statements. An accrual for credit losses on financial instruments with off-balance sheet risk would be recorded separate from any valuation account related to any such recognized financial instrument. As of December 31, 2006 and 2005, there were no accrued credit losses for financial instruments with off-balance sheet risk.

Financial instruments whose contract amounts represent potential credit risk at December 31, 2006 and 2005, respectively, are as follows:

	December 31,
	2006	2005
	(Dollars in Thousands)

Commitments to extend credit, primarily commercial loans	$211,611	$168,798
Standby letters of credit and other credit substitutes	12,211	18,969

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

Management has estimated that there is no probable loss expected from the funding of loan commitments or stand-by letters of credit at December 31, 2006 and 2005.

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

The carrying amounts reported for cash and cash equivalents, interest bearing deposits, federal funds sold, federal funds purchased, securities sold under agreements to repurchase, accrued interest receivable and accrued interest payable approximate fair value because of their short-term nature and because they do not present unanticipated credit concerns.

Securities:  The fair value of securities is estimated based on quoted market prices or bid quotations received from securities dealers.

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

Federal Home Loan Bank stock:  The carrying amount of FHLB stock equals its fair value because the shares may be redeemed by the FHLB at their carrying amount of $100 per share par amount.

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

Fair value estimates, methods, and assumptions used by the Corporation to estimate fair value for its financial instruments are set forth below.

	December 31,
	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$19,461	$19,461	$16,707	$16,707
Securities available-for-sale	100,008	100,008	92,055	92,055
Loans and lease receivables	639,867	636,436	532,716	530,002
Federal Home Loan Bank stock	2,024	2,024	2,898	2,898
Cash surrender value of life insurance	13,469	13,469	12,856	12,856
Accrued interest receivable	3,407	3,407	2,697	2,697
Financial liabilities:
Deposits	640,226	637,700	567,464	563,860
Federal funds purchased	33,300	33,300	18,750	18,750
Securities sold under agreement to repurchase	451	451	713	713
Federal Home Loan Bank and other borrowings	59,219	58,634	20,295	20,069
Junior subordinated debentures	-	-	10,310	10,310
Interest rate swaps	5	5	1,542	1,542
Accrued interest payable	3,993	3,993	2,943	2,943
Off-balance sheet items:
Standby letters of credit	55	55	49	49
Commitments to extend credit	-	*	-	*

*	Amounts not material

Note 18 – Derivative and Hedging Activities

Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2006, 2005 and 2004 other comprehensive income included unrealized after tax gains of $3,000, $8,000 and $2,000 respectively, related to derivatives used to hedge funding cash flows. The estimated amount of loss expected to be classified into earnings from accumulated other comprehensive income due to net expenses on cash flow hedges within the next twelve months is not expected to be material.

The unrealized holding losses, net of tax effect, included in accumulated other comprehensive income at December 31, 2006 and 2005, was $3,000 and $104,000, respectively.

Interest rate swap agreements consist of the following:

	As of December 31,
	2006				2005
	Notional	Maturity	Fixed	Variable	Notional	Maturity	Fixed	Variable
	Amount	Date	Rate	Rate	Amount	Date	Rate	Rate
	(In Thousands)

Cash Flow Hedge:
Pay-fixed interest rate swap	$618	April, 2009	5.24%	5.04%	$789	April, 2009	5.24%	3.97%
Other Derivatives:
Pay-fixed interest rate swap	-		-	-	10,000	October, 2006	3.94	4.08
Pay-fixed interest rate swap	-		-	-	10,000	November, 2006	3.75	4.12
Pay-fixed interest rate swap	-		-	-	10,000	December, 2006	4.94	4.50
Callable receive-fixed interest rate swap	-		-	-	10,000	January, 2010	4.25	4.44
Callable receive-fixed interest rate swap	-		-	-	10,000	February, 2010	4.35	4.39
Callable receive-fixed interest rate swap	-		-	-	10,000	February, 2010	4.10	4.42
Callable receive-fixed interest rate swap	-		-	-	10,000	November, 2010	4.00	4.41
Pay-fixed interest rate swap	-		-	-	4,742	June, 2011	5.49	4.20

	$618				$75,531

In the first quarter of 2006 the four callable-receive fixed interest rate swaps were terminated prior to their maturities. This action resulted in a cash payment totaling $1.1 million. The pay-fixed interest rate swap scheduled to mature in June, 2011 was terminated in the second quarter of 2006 resulting in a cash payment of $296,000. The Corporation had recognized in the income statement the change in market value of these five terminated derivatives in the period the change occurred.

No derivatives were terminated prior to maturity during 2005 or 2004.

At December 31, 2006 and 2005, the fair value of the interest rate swap designated as a cash flow hedge represented a liability of $5,000 and $14,000, respectively. At December 31, 2006 there were no other derivatives owned by the Corporation. At December 31, 2005, the fair value of other derivatives included in other assets and other liabilities totaled $40,000 and $1,141,000, respectively

The Corporation amortized to non-interest income, over the remaining term of the swap, the market loss of the interest rate swap that no longer qualified for cash flow hedge accounting because upon adoption of FIN 46R, the Corporation did not re-designate a new hedging relationship. At December 31, 2006 and 2005, the balance of the unamortized loss, net of tax effect, on the interest rate swap included in accumulated other comprehensive income is $0 and $96,000, respectively.

Note 19 – Written Option

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

Income reported in other non-interest income related to the written options was
For purposes of diluted earnings per share, FBFS considered the written options in determining diluted earnings per share in 2004 until settlement occurred on June 1, 2004. See Note 22.

Note 20 – Equity Incentive Plans

The Corporation adopted an equity incentive plan in 1993 as amended in 1995 and an equity incentive plan in 2001(“the Plans”). The Plans are administered by the Compensation Committee of the Board of Directors of FBFS and provide for the grant of equity ownership opportunities through incentive stock options, nonqualified stock options (“stock options”) and restricted stock (“unvested shares”). A maximum of 217,397 common shares are currently authorized for awards under the Plans. As of December 31, 2006, 6,104 shares were available for future grants under the Plans. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plans. The Corporation may issue new shares and shares from treasury for shares delivered under the Plans.

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

For the year ended December 31, 2006, share-based compensation expense included in net income totaled approximately $182,000. The income tax benefit related to share-based compensation included in net income totaled approximately $68,000 for the year ended December 31, 2006.

Stock Options

Stock options are granted to senior executives and other employees under the Plans. Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is granted. Options granted under the Plans are subject to graded vesting, generally ranging from four to eight years, and have a contractual term of 10 years. For any new awards issued after adoption of SFAS No. 123R provisions, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. There were no stock options granted during year ended December 31, 2006. The Corporation expects that a majority of the outstanding stock options will fully vest.

The following table represents a summary of stock options activity for all periods.

	Year Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	201,532	$21.05	228,654	$19.62	219,739	$15.01
Granted	-	-	15,750	25.00	83,059	22.44
Exercised	(14,314)	9.50	(27,572)	10.37	(70,344)	8.36
Forfeited	(21,050)	21.71	(15,300)	22.98	(3,800)	22.44

Outstanding at end of year	166,168	$21.97	201,532	$21.05	228,654	$19.62

Options exercisable at year end	106,445		101,772		90,531

The following table represents outstanding stock options and exercisable stock options at the respective ranges of exercise prices at December 31, 2006.

	Options Outstanding			Exercisable
		Weighted		Options
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$11.91	3,128	1	11.91	3,128	11.91
19.38	4,024	4	19.38	3,219	19.38
19.00	14,332	5	19.00	14,332	19.00
22.00	69,450	6	22.00	52,087	22.00
15.33 & 24.00	59,484	8	22.54	29,742	22.54
25.00	15,750	8	25.00	3,937	25.00

	166,168			106,445

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

Restricted Shares

Under the 2001 and 2006 Equity Incentive Plans, participants may be granted restricted shares, each of which represents an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive a common share on the date specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under this plan are subject to graded vesting. For awards with graded vesting, compensation expense is recognized over the requisite service period of four years for the entire award on a straight-line basis. Restricted share activity for the year ended December 31, 2006 was as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value

Nonvested balance as of January 1, 2006	-	$-
Granted	48,475	23.07
Vested	-	-
Forfeited	(3,350)	23.03

Nonvested balance as of December 31, 2006	45,125	$23.08

As of December 31, 2006, there was approximately $860,000 of deferred compensation expense related to unvested restricted share awards which is expected to be recognized over four years. As of December 31, 2006 there were no restricted shares vested and not delivered.

Note 21 – Condensed Parent Only Financial Information

The following represents the unconsolidated financial information of the Corporation:

Condensed Balance Sheets

	December 31,
	2006	2005
	(In Thousands)

Assets
Cash and cash equivalents	$180	$67
Investments in subsidiaries, at equity	68,720	60,274
Leasehold and equipment, net	651	724
Other	161	389

Total assets	$69,712	$61,454

Liabilities and Stockholders’ Equity
Borrowed funds	$22,635	$7,750
Junior subordinated debentures	-	10,310
Other liabilities	1,321	1,551

Total liabilities	23,956	19,611
Stockholders’ equity	45,756	41,843

Total liabilities and stockholders’ equity	$69,712	$61,454

Condensed Statements of Income

	For the Years Ended December 31,
	2006	2005	2004
	(In Thousands)

Interest expense	$1,981	$1,360	$1,149

Net interest expense	(1,981)	(1,360)	(1,149)
Consulting and rental income from subsididiaries	2,030	1,941	2,009
Other	109	139	28

	158	720	888
Non-interest expense	3,928	3,747	3,241

Loss before tax benefit and equity in undistributed net income of subsidiaries	(3,770)	(3,027)	(2,353)
Income tax benefit	(1,253)	(1,058)	(757)

Income (loss) before equity in undistributed net income of subsidiaries	(2,517)	(1,969)	(1,596)
Equity in undistributed net income of subsidiaries	6,264	6,726	5,855

Net income	$3,747	$4,757	$4,259

Condensed Statement of Cash Flows

	December 31,
	2006	2005	2004
	(In Thousands)

Operating Activities
Net Income	$3,747	$4,757	$4,259
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed earnings of subsidiaries	(6,264)	(6,726)	(5,855)
Share based compensation	58	-	-
Change in fair value of interest rate swaps	(96)	(285)	(361)
Decrease in liabilities	(819)	(360)	(550)
Other, net	1,392	208	910

Net cash used in operating activities	(1,982)	(2,406)	(1,597)
Investing Activities
Payments for investment in and advances to subsidiaries	(2,000)	-	(2,729)

Net cash used in investing activities	(2,000)	-	(2,729)
Financing Activities
Acquisition of minority shares of BBG	-	-	3,341
Exercise of stock options	136	286	589
Proceeds from advances and other borrowed funds	5,585	3,250	990
Repayment from advances and other borrowed funds	(6,700)	(1,000)	(500)
Proceeds from long-term borrowed funds	21,000	-	-
Repayment of long-term borrowed funds	(5,000)	-	-
Repayment of junior subordinated debentures	(10,310)	-	-
Purchase of treasury stock	(21)	(125)	(349)
Cash dividends	(595)	(424)	(241)
Proceeds from dissolution of BBG	-	-	382

Net cash provided by financing activities	4,095	1,987	4,212

Increase (decrease) in cash and cash equivalents	113	(419)	(114)
Cash and cash equivalents at beginning of year	67	486	600

Cash and cash equivalents at end of year	$180	$67	$486

Note 22 – Earnings per Share

The computation of earnings per share for fiscal years 2006, 2005, and 2004, respectively, is as follows:

	December 31,
	2006	2005	2004

Numerator:	$3,747,352	$4,757,217	$4,258,804

Net income
Numerator for basic earnings per share – income available to common stockholders	3,747,352	4,757,217	4,258,804

(Income) expense option liability	-	-	(7,000)
Numerator for diluted earnings per share – income available to common stockholders	3,747,352	4,757,217	4,251,804

Denominator:
Denominator for basic earnings per share – weighted-average common shares outstanding	2,477,119	2,422,631	2,249,927

Effect of dilutive securities:
Employee stock options	15,133	41,813	54,670
BBG employee stock options	-	-	1,820
Option liability	-	-	12,248
Denominator for diluted earnings per share – adjusted weighted-average common shares and assumed conversions	2,492,252	2,464,444	2,318,665

Basic earnings per share	$1.51	$1.96	$1.89
Diluted earnings per share	1.50	1.93	1.83

There were 65,263 and 13,242 option shares which were not considered dilutive for purposes of calculating earnings per share for the years ending December 31, 2006 and 2005, respectively.

Note 23 – Condensed Quarterly Earnings (unaudited)

Condensed Quarterly Earnings (unaudited)

	2006				2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In Thousands, Except per Share Data)

Interest income	$10,811	$11,536	$12,165	$13,148	$7,956	$8,863	$9,376	$10,314
Interest expense	6,287	6,730	7,448	8,223	3,693	4,365	5,041	5,635

Net interest income	4,524	4,806	4,717	4,925	4,263	4,498	4,335	4,679
Provision for loan losses	-	71	413	1,036	65	-	53	282
Gain on sale of 50% owned joint venture	-	-	-	-	973	-	-	-
Other non-interest income	734	936	1,004	1,000	736	1,120	616	793
Non-interest expense	3,990	4,060	4,133	3,515	3,575	3,746	3,550	3,532

Income before income taxes	1,268	1,611	1,175	1,374	2,332	1,872	1,348	1,658
Income taxes	411	532	309	429	807	649	432	566

Net income	$857	$1,079	$866	$945	$1,525	$1,223	$916	$1,092

Per share data:
Basic earnings	$0.35	$0.44	$0.35	$0.37	$0.63	$0.51	$0.38	$0.44
Diluted earnings	0.35	0.43	0.35	0.37	0.62	0.50	0.37	0.44
Dividends	0.06	0.06	0.06	0.06	-	0.115	-	0.06

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Business Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of First Business Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Business Financial Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Milwaukee, Wisconsin
March 13, 2007

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s chief executive officer and chief financial officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Corporation’s chief executive officer and chief financial officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

On March 13, 2007 the Board of Directors approved the Annual Incentive Bonus Program that is attached as Exhibit 10.9. Two performance criteria weighted equally will be used as measurements in the program as follows: Top Line Growth defined as net interest income plus fee income and Cash Flow Growth defined as net income after tax, before loan loss provision, after actual net charge offs.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Directors of the Registrant. Information with respect to the Directors of the registrant, included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 7, 2007 under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

(b)	Executive Officers of the Registrant. The information is presented in Item 1 of this document.

(c)	Code of Ethics. The Corporation has adopted a code of ethics applicable to all employees, including the principal executive and principal accounting officer of the Corporation. The FBFS Code of Ethics is posted on the Corporation’s website at www.fbfinancial.com

Item 11. Executive Compensation

Information with respect to compensation for our directors and officers included in the definitive Proxy Statement for the Annual Meeting to be held on May 7, 2007 under the caption “Compensation Discussion and Analysis” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management, included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 7, 2007 under the captions “Principal Shareholders” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Governance

Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 7, 2007 under the caption “Related Party Transactions” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information with respect to principal accounting fees and services included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 7, 2007 under the caption “Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

FIRST BUSINESS FINANCIAL SERVICES, INC.

By:
/s/  Corey A. Chambas
Corey A. Chambas
Director and Chief Executive Officer

March 13, 2007

Exhibit No.	Exhibit Name

3.1	Amended and Restated Articles of Incorporation of First Business Financial Services, Inc. (previously filed as Exhibit 3.1 and incorporated by reference in the Amended Registration Statement on Form 10 filed April 28, 2005)

3.2	Amended and Restated Bylaws of First Business Financial Services, Inc. (previously filed as Exhibit 3.2 and incorporated by reference in the Amended Registration Statement on Form 10 filed April 28, 2005)

4	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt not being registered that is not filed as an exhibit to this Registration Statement on Form 10. No such instrument authorizes securities in excess of 10% of the total assets of the Registrant.

10.1	1993 Incentive Stock Option Plan (previously filed in the Registration Statement on Form S-8 filed September 28, 2006)

10.2	2001 Equity Incentive Plan (previously filed as Exhibit 10.1 and incorporated by reference in the Amended Registration Statement on Form 10 filed April 28, 2005)

10.3	Form of Stock Option Agreement (previously filed as Exhibit 10.2 and incorporated by reference in the Amended Registration Statement on Form 10 filed April 28, 2005)

10.4	2006 Equity Incentive Plan (previously filed in the Registration Statement on Form S-8 filed September 28, 2006)

10.5	Form of Restricted Stock Agreement (previously filed as Exhibit 4.4 in the Registration Statement on Form S-8 filed September 28, 2006)

10.6	Restated Employment Agreement dated December 14, 2005 between the Registrant and Jerome J. Smith (previously filed as Exhibit 10.1 to the current report on Form 8-K filed on December 16, 2005)

10.7	Employment and Repayment Agreement between First Business Capital Corp. and Charles H. Batson, dated December 14, 2005 and amended February 6, 2006 (previously filed as Exhibits 10.1 and 10.2 to the current reports on Form 8-K filed on December 20, 2005 and February 10, 2006)

10.8	Restated Employment Agreement dated November 7, 2006 between the Registrant and Corey A. Chambas (previously filed as Exhibit 10.1 to the current report on Form 8-K filed on November 13, 2006)

10.9	Annual Incentive Bonus Program

21	Subsidiaries of the Registrant (previously filed as Exhibit 21 and incorporated by reference in the Amended Registration Statement on Form 10 filed April 28, 2005)

23	Consent of KPMG LLP

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Senior Vice President and Chief Financial Officer

32	Certification of the Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99	Proxy Statement for the Annual Meeting of the Stockholders (to be filed with the SEC under Regulation 14A within 120 days after December 31, 2006; except to the extend specifically incorporated by reference, the Proxy Statement for the Annual Meeting of the Stockholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K)