Form 10-Q
period 2007-03-31
First Business Financial Services, Inc.
filed 2007-05-14
CIK 1305399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2007
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
Yes    ☐       No    ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on May 2, 2007 was 2,500,821 shares.

[This page intentionally left blank]

2

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX – FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(In Thousands, Except Share Data)
	(Unaudited)
Assets
Cash and due from banks	$16,311	$19,215
Short-term investments	1,647	246

Cash and cash equivalents	17,958	19,461
Securities available-for-sale, at fair value	95,730	100,008
Loans and leases receivable, net of allowance for loan and lease losses of $8,896 and $8,296, respectively	656,760	639,867
Loans held for sale	308	—
Leasehold improvements and equipment, net	1,094	1,051
Cash surrender value of bank-owned life insurance	13,632	13,469
Investment in Federal Home Loan Bank stock, at cost	2,024	2,024
Goodwill and other intangibles	2,808	2,817
Accrued interest receivable and other assets	10,648	9,626

Total assets	$800,962	$788,323

Liabilities and Stockholders’ Equity
Deposits	$693,123	640,266
Securities sold under agreement to repurchase	144	451
Federal Home Loan Bank and other borrowings	49,863	92,519
Accrued interest payable and other liabilities	11,194	9,331

Total liabilities	754,324	742,567

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $10 par value, 10,000 Series A shares and 10,000 Series B shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 8,000,000 shares authorized, 2,521,203 and 2,516,193 shares issued, 2,498,171 and 2,493,578 outstanding in 2007 and 2006, respectively	25	25
Additional paid-in capital	23,098	23,029
Retained earnings	24,674	24,237
Accumulated other comprehensive loss	(620)	(1,005)
Treasury stock (23,032 and 22,615 shares in 2007 and 2006, respectively), at cost	(539)	(530)

Total stockholders’ equity	46,638	45,756

Total liabilities and stockholders’ equity	$800,962	$788,323

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In Thousands, Except Per Share Data)
Interest income:
Loans and leases	$12,693	$9,809
Securities income, taxable	1,086	966
Short-term investments	37	36

Total interest income	13,816	10,811

Interest expense:
Deposits	7,584	5,566
Notes payable and other borrowings	851	473
Junior subordinated debentures	—	248

Total interest expense	8,435	6,287

Net interest income	5,381	4,524
Provision for loan and lease losses	576	—

Net interest income after provision for loan and lease losses	4,805	4,524

Non-interest income:
Service charges on deposits	180	196
Credit, merchant and debit card fees	51	37
Loan fees	143	148
Increase in cash surrender value of bank-owned life insurance	163	152
Trust and investment services fee income	391	302
Change in fair value of interest rate swaps	—	(159)
Net cash settlement of interest rate swaps	—	(26)
Other	74	84

Total non-interest income	1,002	734

Non-interest expense:
Compensation	2,910	2,533
Occupancy	262	239
Equipment	122	122
Data processing	244	216
Marketing	280	207
Professional fees	455	248
Other	603	425

Total non-interest expense	4,876	3,990

Income before income tax expense	931	1,268
Income tax expense	332	411

Net income	$599	$857

Earnings per share:
Basic	$0.24	$0.35
Diluted	$0.24	$0.35
Dividends declared per share	$0.065	$0.06
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	Stock	capital	earnings	loss	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2005	$24	$22,712	21,085	(1,469)	$(509)	$41,843
Comprehensive income:
Net income	—	—	857	—	—	857
Unrealized securities losses arising during the period	—	—	—	(331)	—	(331)
Unrealized derivatives gains arising during the period	—	—	—	6	—	6
Reclassification adjustment for realized loss on derivatives	—	—	—	36	—	36
Income tax effect	—	—	—	111	—	111

Comprehensive income						679
Share based compensation – restricted shares	—	31	—	—	—	31
Cash dividends ($0.06 per share)	—	—	(148)	—	—	(148)
Treasury stock purchased (712 shares)	—	—	—	—	(17)	(17)
Stock options exercised (9,280 shares)	1	90	—	—	—	91

Balance at March 31, 2006	$25	$22,833	21,794	(1,647)	$(526)	$42,479

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	Stock	capital	earnings	loss	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2006	$25	$23,029	$24,237	(1,005)	$(530)	$45,756
Comprehensive income:
Net income	—	—	599	—	—	599
Unrealized securities gains arising during the period	—	—	—	589	—	589
Income tax effect	—	—	—	(204)	—	(204)
Comprehensive income						984
Share based compensation – restricted shares	—	69	—	—	—	69
Cash dividends ($0.065 per share)	—	—	(162)	—	—	(162)
Treasury stock purchased (417 shares)	—	—	—	—	(9)	(9)

Balance at March 31, 2007	$25	$23,098	$24,674	$(620)	$(539)	$46,638

See accompanying Notes to Unaudited Consolidated Financial Statements

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
	(In Thousands)
Operating activities
Net income	$599	$857
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(569)	313
Provision for loan and lease losses	576	—
Depreciation, amortization and accretion, net	120	171
Share-based compensation	69	31
Change in fair value of interest rate swaps	—	159
Increase in cash surrender value of bank-owned life insurance	(163)	(152)
Origination of loans originated for sale	(308)	—
Increase in accrued interest receivable and other assets	(650)	(62)
Increase (decrease) in accrued expenses and other liabilities	1,863	(1,081)

Net cash provided by operating activities	1,537	236

Investing activities
Proceeds from maturities of available-for-sale securities	4,850	4,591
Purchases of available-for-sale securities	—	(7,926)
Net increase in loans and leases	(17,469)	(1,016)
Purchases of leasehold improvements and equipment, net	(144)	(90)

Net cash used in investing activities	(12,763)	(4,441)

Financing activities
Net increase in deposits	52,857	10,613
Net decrease in FHLB line of credit	(17,049)	—
Repayment of FHLB advances	(2)	(2)
Proceeds from FHLB advances	—	7,000
Net decrease in short-term borrowed funds	(25,912)	(14,336)
Termination of interest rate swaps	—	(1,088)
Exercise of stock options	—	91
Cash dividends	(162)	(148)
Purchase of treasury stock	(9)	(17)

Net cash provided by financing activities	9,723	2,113

Net decrease in cash and cash equivalents	(1,503)	(2,092)
Cash and cash equivalents at the beginning of the period	19,461	16,707

Cash and cash equivalents at the end of the period	$17,958	$14,615

Supplementary cash flow information
Interest paid on deposits and borrowings	$7,455	$5,910
Income taxes paid	5	416
Transfer to other real estate owned	664	—
See accompanying Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Principles of Consolidation.
The unaudited consolidated financial statements include the accounts and results of First Business Financial Services, Inc. (FBFS or the Corporation), and its wholly-owned subsidiaries, First Business Bank, and First Business Bank – Milwaukee. All significant intercompany balances and transactions have been eliminated in consolidation.
Note 2 – Basis of Presentation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2006 with the exception of the adoption of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. Refer to Recent Accounting Changes for the impacts of the adoption of this interpretation. There have been no significant changes in the methods or assumptions used in accounting policies requiring material estimates and assumptions.
In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2007. Certain amounts in prior periods have been reclassified to conform to the current presentation. Weighted average common and diluted shares outstanding and the dilutive effect of stock options have been modified from prior year presentation to account for a correction of an error in applying the treasury stock method. Management has deemed the impact of the disclosure error to be immaterial.
Recent Accounting Changes.
Accounting for Uncertainty in Income Taxes. The Corporation adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, there were no adjustments to the liabilities for unrecognized tax benefits. At the date of adoption, there was $1.4 million of unrecognized tax benefits. Approximately $983,000 of the unrecognized tax benefit would impact the effective tax rate if recognized. At this time, there is no unrecognized tax benefit that is expected to significantly increase or decrease within the next twelve months. The Corporation recognizes accrued interest relating to unrecognized tax benefits in income tax expense and penalties in other non-interest expense. As of January 1, 2007, the Corporation had accrued $91,000 of interest related to the unrecognized tax benefit. As of March 31, 2007, State of Wisconsin tax years that remain open are 1997 and 1999 through 2006. Federal tax years that remain open are 2003-2006.
Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Liabilities – Including and Amendment of SFAS No. 115 (SFAS No. 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for sale and trading securities.
The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.
SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Corporation has not adopted the provisions of SFAS 159 and is currently evaluating the impact of adopting this standard.
Note 3 – Share-Based Compensation.
No stock options have been granted since the Corporation met the definition of a public entity and no stock options have been modified, repurchased or cancelled. Therefore, no stock-based compensation was recognized in the consolidated statement of income for the three months ended March 31, 2007 and 2006, except with respect to restricted stock awards. Upon vesting of restricted stock awards, the benefits of tax deductions in excess of recognized compensation expense is recognized as a financing cash flow activity. For the three months ended March 31, 2007, restricted share awards vested at a market price lower than the market value on the date of grant; therefore, there is no excess tax benefit reflected in the consolidated statements of cash flows for the period. There were no vesting events during the three month period ending March 31, 2006.
Equity Incentive Plans.
The Corporation adopted an equity incentive plan in 1993 as amended in 1995, an equity incentive plan in 2001 and the 2006 Equity Incentive Plan (the Plans). The Plans are administered by the Compensation Committee of the Board of Directors of FBFS and provide for the grant of equity ownership opportunities through incentive stock options, nonqualified stock options (stock options) and restricted stock (unvested shares). A maximum of 417,397 common shares are currently authorized for awards under the Plans. 202,969 shares were available for future grants under the Plans as of March 31, 2007. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plans. The Corporation may issue new shares and shares from treasury for shares delivered under the Plans.
Stock Options
Stock options may be granted to senior executives and other employees under the Plans. Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is granted. Options granted under the Plans are subject to graded vesting, generally ranging from four to eight years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. There were no stock options granted during the three month period ended March 31, 2007. The Corporation expects that a majority of the outstanding stock options will fully vest. Stock option activity for the three months ended March 31, 2007 was as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Options	Average Price	Life (Years)
Outstanding at December 31, 2006	166,168	$21.97	6.68
Granted	—	—
Exercised	—	—
Forfeited	(1,875)	25.00

Outstanding at end of period	164,293	$21.93	6.34

Options exercisable at March 31, 2007	129,925	$21.51	6.03

Restricted Shares
Under the 2001 and 2006 Equity Incentive Plans, participants may be granted restricted shares, subject to forfeiture upon the occurrence of certain events until dates specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under this plan are subject to graded vesting. For awards with graded vesting, compensation expense is recognized over the requisite service period of four years for the entire award on a straight-line basis. Restricted share activity for the three months ended March 31, 2007 was as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
Nonvested balance as of December 31, 2006	45,125	$23.08
Granted	5,010	21.81
Vested	(7,058)	23.13
Forfeited	—	—

Nonvested balance as of March 31, 2007	43,077	$22.92

As of March 31, 2007, there was approximately $900,000 of deferred compensation expense related to unvested restricted share awards which is expected to be recognized over four years. As of March 31, 2007, there were no restricted shares vested and not delivered. For the three months ended March 31, 2007 and 2006, share-based compensation expense included in net income totaled approximately $69,000 and $31,000, respectively.
Note 4 – Earnings Per Share.
Basic earnings per share for the three months ended March 31, 2007 and 2006 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effect of dilutive securities is computed using the treasury stock method. For the three month periods ended March 31, 2007 and 2006, average anti-dilutive employee stock options totaled 132,825 and 74,250, respectively.

	For the Three Months
	Ended March 31,
	2007	2006
Income available to common stockholders	$598,632	$856,653

Basic average shares	2,453,068	2,438,344
Dilutive effect of share-based awards	8,354	15,411

Dilutive average shares	2,461,422	2,453,755

Earnings per share:
Basic	$0.24	$0.35
Diluted	$0.24	$0.35

Note 5 – Securities.
The amortized cost and estimated fair values of securities available-for-sale were as follows:

	As of March 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
Securities available-for-sale	cost	holding gains	holding losses	fair value
	(In Thousands)
U.S. Government corporations and agencies	$1,498	$—	$(22)	$1,476
Municipals	185	—	(2)	183
Collateralized mortgage obligations	94,987	185	(1,101)	94,071

	$96,670	$185	$(1,125)	$95,730

	As of December 31, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
Securities available-for-sale	cost	holding gains	holding losses	fair value
	(In Thousands)
U.S. Government corporations and agencies	$1,497	$—	$(30)	$1,467
Municipals	185	—	(3)	182
Collateralized mortgage obligations	99,855	85	(1,581)	98,359

	$101,537	$85	$(1,614)	$100,008

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at March 31, 2007 and December 31, 2006. At March 31, 2007 and December 31, 2006, the Corporation had 94 and 105 securities that were in an unrealized loss position, respectively. Such securities have declined in value due to current interest rate environments and not credit quality and do not presently represent realized losses. The Corporation has the ability to and anticipates that these securities, which have been in a continuous loss position but are not other-than-temporarily impaired, will be kept in the portfolio until the unrealized loss is recovered. If held until maturity, it is anticipated that the investments will be realized with no loss. If the Corporation determines that any of the above securities are deemed other-than-temporarily impaired, the impairment loss will be recognized in the income statement.
A summary of unrealized loss information for investment securities, categorized by security type follows:

	As of March 31, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	losses	Fair Value	losses	Fair value	losses
	(In Thousands)
U.S. Government corporations and agencies	$—	—	$1,476	$(22)	$1,476	$(22)
Municipals	—	—	183	(2)	183	(2)
Collateralized mortgage obligations	6,373	(31)	63,778	(1,070)	70,151	(1,101)

	$6,373	(31)	$65,437	$(1,094)	$71,810	$(1,125)

	As of December 31, 2006
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	loss	Fair Value	loss	Fair value	loss
	(In Thousands)
U.S. Government corporations and agencies	$—	$—	$1,467	$(30)	$1,467	$(30)
Municipals	—	—	182	(3)	182	(3)
Collateralized mortgage obligations	14,451	(107)	69,021	(1,474)	83,472	(1,581)

	$14,451	$(107)	$70,670	$(1,507)	$85,121	$(1,614)

The Corporation has not sold any available-for-sale securities during the three months ended March 31, 2007 and 2006 and has therefore not realized any gains or losses on such transactions.
At March 31, 2007 and December 31, 2006, securities with a fair value of approximately $33.6 million and $35.4 million, respectively, were pledged to secure public deposits, securities sold under arrangements to repurchase, and FHLB advances.
Note 6 – Loans and Allowance for Loan and Lease Losses.
Loan and lease receivables consisted of the following:

	March 31,	December 31,
	2007	2006
	(In Thousands)
First mortgage loans:
Commercial real estate	$293,128	$274,262
Construction	80,478	78,257
Multi-family	34,188	34,635
1-4 family	33,817	35,721

	441,611	422,875
Commercial business loans	174,825	176,701
Direct financing leases, net	23,335	23,203
Home equity loans	9,899	8,859
Credit card and other	16,169	16,712

	665,839	648,350
Less:
Allowance for loan and lease losses	8,896	8,296
Deferred loan fees	183	187

Loans and lease receivables, net	$656,760	$639,867

An analysis of the allowance for loan and lease losses is presented below:

	Three
	Months Ended	Year Ended
	March 31,	December 31,
	2007	2006
	(In Thousands)
Allowance at beginning of period	$8,296	$6,773
Charge-offs:
Mortgage	—	—
Commercial	—	—
Lease	—	—
Consumer	—	—

Total charge-offs	—	—

Recoveries:
Mortgage	1	4
Commercial	23	—
Lease	—	—
Consumer	—	—

Total recoveries	24	4

Net recoveries (charge-offs)	24	4

Provision for loan and lease losses	576	1,519

Allowance at end of period	$8,896	$8,296

Allowance to gross loans and leases	1.34%	1.28%
Note 7 – Deposits.
Deposits consisted of the following:

	March 31, 2007		December 31, 2006
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
	(In Thousands)
Transaction accounts:
Demand deposits	$41,411	0.00%	$45,171	0.00%
Negotiable order of withdrawal (NOW) accounts	74,071	4.50	58,927	4.26

	115,482		104,098
Money market accounts	180,907	4.76	171,996	4.57
Certificates of deposit	396,734	4.85	364,172	4.63

	$693,123		$640,266

Note 8 – Borrowings.
Borrowings consisted of the following:

	March 31, 2007			December 31, 2006
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate
	(In Thousands)
Fed funds purchased and securities sold under agreements to repurchase	$6,994	$11,254	5.40%	$33,751	$13,875	5.12%
FHLB advances	19,534	21,394	4.81	36,584	19,059	4.83
Junior subordinated debentures	—	—	0.00	—	9,915	12.52
Line of credit	2,205	1,906	7.14	1,635	3,167	6.82
Subordinated notes payable	21,000	21,000	7.77	21,000	6,929	7.58
Other	274	6	7.00	—	—	0.00

	$50,007	$55,560	6.13	$92,970	$52,945	6.82

Short-term borrowings	$15,209			$52,443
Long-term borrowings	34,798			40,527

	$50,007			$92,970

During the first quarter of 2007, the Corporation increased its line of credit to $7.5 million and amended a subordinated loan agreement to provide for an additional $10 million of subordinated debt for a total of $31 million available. As of March 31, 2007, the Corporation has $2.2 million outstanding under its line of credit, and $21.0 million of subordinated notes payable are outstanding.
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
You should read the following discussion together with the Corporation’s Unaudited Consolidated Financial Statements and related Notes to Unaudited Consolidated Financial Statements, which are included elsewhere in this Report. The following discussion contains forward-looking statements that reflect plans, estimates and beliefs. When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective” and similar expressions and verbs in the future tense, are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainities, many of which are beyond the Corporation’s control that could cause actual results to differ materially from those discussed in the forward-looking statements.
Unless otherwise indicated or unless the context requires otherwise, all references in this Report to “First Business Financial Services”, the “Corporation”, “FBFS”, “we”, “us”, “our”, or similar references mean First Business Financial Services, Inc. together with our subsidiaries. “First Business Bank” or “First Business Bank – Milwaukee” or the “Banks” will be used to refer to our subsidiaries, First Business Bank and First Business Bank – Milwaukee, alone.

Cautionary Factors
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
Overview
First Business Financial Services, Inc. is a registered bank holding company incorporated under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned banking subsidiaries First Business Bank and First Business Bank – Milwaukee. All of the operations of FBFS are conducted through its Banks and certain subsidiaries of First Business Bank. The Corporation operates as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium sized businesses, business owners, executives, professionals and high net worth individuals. The Corporation does not utilize its locations to attract retail customers.
Recent Developments/Financial Highlights
•	Net income for the three months ended March 31, 2007 decreased $258,000 over the comparable prior year period. The decrease in net income is primarily driven by an increase in the provision for loan and lease losses and an increase in compensation expenses, partially offset by increased net interest income.

•	Net loans and leases receivable increased $16.9 million or 2.6% from $639.9 million at December 31, 2006 to $656.8 million at March 31, 2007.

•	Deposits increased $52.9 million or 8.3% from $640.3 million at December 31, 2006 to $693.1 million at March 31, 2007. Of the $52.9 million increase, $26.5 million was due to growth of local deposits.

•	On March 15, 2007, the Board of Directors approved a cash dividend on its common stock of $0.065 per share. The cash dividend is payable on April 16, 2007 to shareholders of record at the close of business on April 1, 2007.
Results of Operations
Comparison of Three Months Ended March 31, 2007 and 2006
General. Net income for the three months ended March 31, 2007 was $599,000, down 30.1% from $857,000 for the same time period in 2006. The principal factors contributing to this decline included a $576,000 provision for loan and lease losses during the first quarter of 2007 and an increase in non-interest expense of $886,000. Such declines were partially offset by an increase in net interest income of $857,000 caused by an increase in average earning assets at a stable margin for its comparable period. Basic and diluted earnings per share for the three months ended March 31, 2007 decreased to $0.24 from $0.35 for the same period in 2006, which decrease is largely attributable to the decline in net income.
The annualized returns on average assets and average return on equity were 0.30% and 5.18%, respectively, for the three month period ending March 31, 2007 compared to 0.51% and 8.16%, respectively, for the three month period ending March 31, 2006.

Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. We use this measurement to monitor our revenue growth and as one half of the performance measurements used for our non-equity incentive plan. The components of top line revenue are as follows:

	For the Three Months Ended March 31,
	2007	2006	Change
Net interest income	$5,381	$4,524	18.9%
Non-interest income	1,002	734	36.5

Total top line revenue	$6,383	$5,258	21.4

Net Interest Income. Net interest income is dependent on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management procedures used by management in responding to such changes. The table below presents the change in net interest income resulting from change in the volume of interest-earning assets or interest-bearing liabilities and change in interest rates for the three months ended March 31, 2007 compared to the same period of 2006.

	For the Three Months Ended March 31, 2007
	Rate	Volume	Rate/Volume	Net
		(In Thousands)
Interest-Earning Assets
Mortgage loans	$448	$1,440	$108	$1,996
Commercial loans	159	572	26	757
Leases	44	68	12	124
Consumer loans	—	7	—	7

Total loans and leases receivable	651	2,087	146	2,884
Mortgage-related securities	85	44	4	133
Investment securities	5	(15)	(3)	(13)
Other investments	—	(7)	1	(6)
Fed funds sold and other	—	—	7	7
Short-term investments	2	(2)	—	—

Total net change in income on interest-earning assets	743	2,107	155	3,005

Interest-bearing liabilities
NOW accounts	73	167	24	264
Money market	223	366	56	645
Certificates – regular	399	645	83	1,127
Certificates – large	105	(102)	(21)	(18)

Total deposits	800	1,076	142	2,018
Junior subordinated debentures	—	(248)	—	(248)
FHLB advances	5	79	1	85
Other borrowings	96	149	48	293

Total net change in expense on interest-bearing liabilities	901	1,056	191	2,148

Net change in net interest income	$(158)	$1,051	$(36)	$857

Net interest income was $5.4 million for the three months ended March 31, 2007, up 18.9% from the same period in 2006. Net interest margin remained stable at 2.85% for the three months ended March 31, 2007 compared to 2.84% for the three months ended March 31, 2006.

The yield on earning assets was 7.32% for the first three months of 2007 compared 6.79% for the first three months of 2006. The yield on interest bearing liabilities was 4.89% and 4.34% for the three months ended March 31, 2007 and 2006, respectively. The improvement in net interest income is primarily attributable to favorable volume increases due to organic growth.
As indicated in the rate volume table above, interest income increased $3.0 million, or 27.8%, to $13.8 million for the three months ended March 31, 2007 compared to the same time period of the prior year primarily due to volume increases in the mortgage and commercial loan portfolios. The mortgage loan portfolio primarily consists of commercial real estate, 1-4 family and multi-family loans. The average balance of the mortgage loan portfolio was $440.1 million with a weighted average yield of 7.30% at March 31, 2007 compared to an average balance of $355.3 million with a weighted average yield of 6.80% at March 31, 2006. The average balance of the commercial loan portfolio was $187.8 million with a weighted average yield of 9.0% compared to an average balance of $161.2 million with a weighted average yield of 8.60% for the same time period of the prior year. Growth in the loan portfolio is attributable to the loan production office located in the Northeast Region of Wisconsin coupled with the addition of new business development officers whose primary focus remains on generating new business for the Banks.
Interest expense increased $2.1 million, or 34.2%, to $8.4 million for the three months ended March 31, 2007 compared to the same time period of 2006. The increase in interest expense is caused by increased average interest-bearing liability balances needed to fund asset growth, rate increases due to a rising rate environment and the need to competitively price deposit products to attract local deposits. Shortfalls in attracting local deposits are supplemented with brokered deposits. Average deposit balances, including brokered deposits, were approximately $634.0 million at March 31, 2007 with a weighted average cost of 4.78% compared to an average balance of $531.0 million with a weighted average cost of funds of 4.19% for the same time period of 2006. Average borrowings were $55.6 million at March 31, 2007 with a weighted average yield of 6.13% compared to $47.9 million, including junior subordinated debentures at March 31, 2006 with a weighted average yield of 6.02%. $10.3 million of junior subordinated debentures were repaid during the fourth quarter of 2006.
Net interest margin remained stable at 2.85% for the three months ended March 31, 2007 compared to 2.84% for the comparable time period of 2006. Interest rates have been relatively stable during the first quarter of 2007; however, market rates increased from the same period of 2006. Our net interest margin has remained stable primarily due to the market-based pricing of asset and liabilities as well as managing the composition and duration of our interest-bearing liabilities to limit the exposure to changing rates.

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

	For the Three Months Ended March 31,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
			(In Thousands)
Interest-Earning Assets
Mortgage loans	$440,127	$8,032	7.30%	$355,337	$6,036	6.80%
Commercial loans	187,758	4,223	9.00	161,150	3,466	8.60
Leases	22,900	385	6.72	18,154	261	5.75
Consumer loans	3,234	53	6.56	2,809	46	6.51

Total loans and leases receivable(1)	654,019	12,693	7.76	537,450	9,809	7.30
Mortgage-related securities(2)	95,963	1,070	4.46	91,667	937	4.09
Investment securities(2)	1,651	16	3.88	3,457	29	3.36
Federal Home Loan Bank stock	2,024	16	3.16	2,898	22	3.04
Fed funds sold and other	519	7	5.39	19	—	4.71
Short-term investments	1,266	14	4.42	1,463	14	3.83

Total interest-earning assets	755,442	$13,816	7.32	636,954	$10,811	6.79

Non-interest-earning assets	31,675			32,074

Total assets	$787,117			$669,028

Interest-Bearing Liabilities
NOW accounts	$68,632	$772	4.50	$51,678	$508	3.93
Money market	176,905	2,105	4.76	141,442	1,460	4.13
Certificates – regular	350,631	4,229	4.82	290,310	3,102	4.27
Certificates – large	37,832	478	5.05	47,588	496	4.17

Total deposits	634,000	7,584	4.78	531,018	5,566	4.19
Junior subordinated debentures	—	—	—	10,310	248	9.62
FHLB advances	21,394	257	4.81	14,732	172	4.67
Other borrowings	34,166	594	6.95	22,858	301	5.27

Total interest-bearing liabilities	689,560	$8,435	4.89	578,918	$6,287	4.34

Non-interest-bearing liabilities	51,303			48,081

Total liabilities	740,863			626,999
Stockholders’ equity	46,254			42,029

Total liabilities and stockholders’ equity	$787,117			$669,028

Net interest income/interest rate spread		$5,381	2.43%		$4,524	2.45%

Net interest-earning assets	$65,882			$58,036

Net interest margin			2.85%			2.84%

Ratio of average interest-earning assets to average interest-earning liabilities	109.55%			110.02%

Return on average assets	0.30%			0.51%

Return on average equity	5.18%			8.16%

Average equity to average assets	5.88%			6.28%

Non-interest expense to average assets	2.41%			2.39%

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost of basis of assets held and available for sale.

Non-Interest Income. Non-interest income, consisting primarily of deposit and loan related fees as well as fees earned for trust and investment services, changes in fair value of derivatives and income from bank-owned life insurance, increased $268,000, or 36.5%, to $1.0 million for the three months ended March 31, 2007 from $734,000 for the same period in 2006.
Trust and investment services fee income increased $89,000, or 29.5%, to $391,000 for the three months ended March 31, 2007 compared to $302,000 for the same period in 2006. Fee income generated from trust assets under management increased $80,000 when comparing the three months ended March 31, 2007 and 2006, respectively. Trust assets under management increased approximately $80.2 million to $238.6 million at March 31, 2007 compared to $158.4 million at March 31, 2006 due to successful sales efforts.
Non-interest income also increased due to the 2006 negative change in fair value of interest rate swaps and net cash settlement of interest rate swaps which decreased 2006 period revenue by approximately $185,000. A majority of our interest rate swaps were terminated during the first quarter of 2006, and the remaining interest rate swaps matured in subsequent periods. No new swaps have been entered into during the last twelve months ending March 31, 2007.
Provision for Loan and Lease Losses. The provision for loan and lease losses totaled $576,000 and $0 for the three months ended March 31, 2007 and 2006, respectively. The provision for loan and lease losses is dependent upon the credit quality of loans and leases and management’s assessment of the collectibility of loans and leases under current economic conditions. There have been no material changes to the underwriting standards of the Corporation. In order to establish the levels of the allowance for loan and lease losses, management regularly reviews its historical charge-off migration analysis and an analysis of the current level and trend of several factors that management believes provide an indication of losses in the loan and lease portfolio. These factors include delinquencies, volume, average size, average risk rating, technical defaults, geographic concentrations, industry concentrations, loans and leases on the management attention list, experience in the credit granting functions and changes in underwriting standards.
As part of this analysis, management also identifies credits where key financial ratios suggest potential problems in the sustained strength of the credit quality of portions of the loan portfolio. There are an increased amount of loans and leases that are non-performing and an increased amount of loans and leases on management attention watch lists; therefore, requiring a larger provision for loan and lease loss. Refer to Asset Quality for further information.
Non-Interest Expense. Non-interest expense increased $886,000, or 22.2%, to $4.8 million for the three months ended March 31, 2007 from $4.0 million for the comparable period of 2006, primarily due to an increase in compensation expense, professional fees expense, and other expense. Non-interest expenses are influenced by the growth of operations, with additional employees necessary to staff such growth. Compensation expense increased $377,000, or 14.8%, to $2.9 million from $2.5 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase is due to more full-time equivalent employees, higher compensation levels from normal annual salary reviews, additional compensation expense associated with share-based compensation awards, and increased health care costs. The increase in full-time equivalents is primarily driven by the investment in additional people necessary to provide for future growth of our Corporation. At March 31, 2007, we employed twenty-nine business development officers compared to twenty-two business development officers at March 31, 2006. We believe this investment provides a strong foundation to meet our growth initiatives.
Professional fees expense was $455,000 for the three months ended March 31, 2007, an increase of 83% from the same period in 2006. The increase is attributable to increased recruiting expenses relating to a specific hire in the first quarter of 2007, audit fees, directors’ fees and use of third party consultants to assist us with a system upgrade.
Other non-interest expense increased $178,000, or 41.8%, to $603,000 for the three months ended March 31, 2007 from $425,000 for the comparable period of 2006. This fluctuation is caused by a loss of approximately $136,000 for our investment in Aldine Capital Fund Limited Partnership which began operations during the third quarter of 2006. This partnership is accounted for under the equity method and the loss represents our pro-rata share of the costs associated with starting up a new private equity partnership.
Income Taxes. Income tax expense was $332,000 for the three months ended March 31, 2007, with an effective rate of 35.7% compared to $411,000 with an effective rate of 32.4% for the three months ended March 31, 2006. The primary reason for the increase in the effective tax rate is due to increased state income tax expense as a result of related uncertain tax liabilities and a decline in the level of tax credits.
Financial Condition
General. The total assets of the Corporation increased $12.6 million to $800.9 million at March 31, 2007 from $788.3 million at December 31, 2006, primarily in the loan and lease portfolio. Growth was funded by an overall net increase in the liabilities of $11.8 million, primarily in growth of deposits offset by the decrease in borrowings. The allowance for loan and lease losses was 1.34% at March 31, 2007 of gross loans and leases compared to 1.28% at December 31, 2006.
Securities. Securities available-for-sale decreased $4.2 million to $95.7 million at March 31, 2007 from $100.0 million at December 31, 2006. Principal pay-downs received from our collateralized mortgage obligation portfolio were used to fund loan and lease growth. Our available-for-sale investment portfolio primarily consists of collateralized mortgage obligations and is used to provide a source of liquidity while maximizing the earnings potential of the Banks’ assets. As we continue to grow our balance sheet, we purchase investment securities that will protect our net interest margin while maintaining an acceptable risk profile. While collateralized mortgage obligations present prepayment risk and extension risk, the overall credit risk associated with these investments in minimal as the majority of the obligations we hold are issued by government sponsored agencies. The estimated pre-payment streams associated with this portfolio allow us to better match our short-term liabilities. There were no sales of securities during the three months ended March 31, 2007 and 2006.
The average balance of our available-for-sale portfolio for the three months ended March 31, 2007 was $97.6 million, with an average yield of 4.45%, compared to an average balance of $95.1 million, with an average yield of 4.06% for the same period last year.
Loans and Leases Receivable. Loans and lease receivables, net of allowance for loan and lease losses increased $16.9 million, or 2.6%, to $656.8 million at March 31, 2007 from $639.9 million at December 31, 2006. The Banks principally originate commercial business loans and commercial real estate loans primarily secured by properties located in Dane and Waukesha counties and surrounding communities in Wisconsin. The overall mix of the loan and lease portfolio at March 31, 2007 remains relatively consistent with the mix at December 31, 2006. Growth in the loan and lease portfolio is attributable to successful sales efforts by the expanded sales team to extend credit to established and new client relationships.
Our historic credit losses have been minimal. During the first quarter of 2007, we recorded recoveries of approximately $24,000, with no related charge-offs compared to a recovery of approximately $1,000 for the same time period in 2006. The Banks are seeing signs of the effects of economic downturns in our clients’ financial statements, an increased amount of loans on non-accrual status and increased amount of loans on management attention watch lists. As a result, we recorded a provision for loan and lease losses of approximately $576,000 during the first quarter increasing the allowance for loan and lease loss to $8.9 million at March 31, 2007 from $8.2 million at December 31, 2006. Refer to Asset Quality for further information.
Deposits. As of March 31, 2007, deposits increased $52.9 million to $693.1 million from $640.3 million at December 31, 2006. The increase during the three months ended March 31, 2007 was attributable to an increase of deposits obtained from the local market area of approximately $26.5 million in NOW and money market accounts and $26.4 million of brokered certificates of deposits. The increase in local deposits is a result of specific deposit initiatives that included service and retention calling programs, continued advertising and identification of high growth deposit clients, as well as attractive rates offered on our deposit products. The increase in brokered certificates of deposit is a result of the completion of an initiative to obtain brokered certificates to fund the growth we experienced during the fourth quarter of 2006. This growth was temporarily funded by federal funds purchased and other short-term FHLB advances while the Corporation orderly obtained brokered certificates of deposit from the market. The attainment of the appropriate level of brokered certificates of deposits was completed in January of 2007. At that time, the funds obtained were used to pay down the federal funds purchased. Brokered deposits are utilized to support asset growth and are generally a lower cost source of funds when compared to the interest rates on deposits with similar terms that would need to be offered in the local markets to generate a sufficient level of funds.
Borrowings. The Corporation had borrowings of $50.0 million as of March 31, 2007 compared to $93.0 million as of December 31, 2006, a decrease of $43.0 million, or 46.2%. We use borrowings to offset variability of deposit flows and as a temporary funding source for the growth of our balance sheet. As discussed above, the primary reason for the decrease of borrowings was caused by the increase in local area deposits and the repayment of short-term borrowings, including federal funds purchased, upon the attainment of the level of brokered certificates of deposits needed to fund the asset growth of our balance sheet.
Asset Quality
Non-performing Assets. Non-performing assets consists of non-accrual loans and leases of $3.8 million, or 0.48% of total assets, as of March 31, 2007, compared to $1.1 million, or 0.14% of total assets, as of December 31, 2006. The Banks’ are experiencing increased past due loans. The increase in non-performing assets is due to a combination of an increase in non-accrual loans and the addition of one foreclosed property, with a carrying value of $664,000, during the first quarter of 2007. Currently, the Bank has not received an acceptable offer on the foreclosed property but has had active interest.
As discussed in the results of operations, we recorded a provision for loan and lease losses of $576,000 for the three months ended March 31, 2007 compared to no provision for the three months ended March 31, 2006. There have been no significant changes to the underwriting standards of the Company. Through proactive loan and lease portfolio monitoring, management has been identifying weakening of key performance indicators based upon our client’s financial statements which has elevated the number and amount of loans on management attention watch lists. In addition, there is an increase in non-accrual loans and leases with no specific concentration of any particular industry identified.
The Corporation’s non-accrual loans and leases consisted of the following at March 31, 2007 and December 31, 2006, respectively.

	March 31,	December 31,
	2007	2006
Non-accrual loans	$3,151	$1,109
Non-accrual leases	—	—

Total non-accrual loans and leases	3,151	1,109
Foreclosed properties and repossessed assets	664	—

Total non-performing assets	$3,815	$1,109

Performing troubled debt restructurings	$—	$—

Total non-accrual loans and leases to total loans and leases	0.47%	0.17%
Total non-performing assets to total assets	0.48	0.14
Allowance for loan and lease losses to total loans and leases	1.34	1.28
Allowance for loan and lease losses to non-accrual loans and leases	282.32	748.06

The following represents information regarding the Corporation’s impaired loans:

	As of and for	As of and for
	the Three	the Year
	Months ended	Ended
	March 31,	December 31,
	2007	2006
Impaired loans and leases with no impairment reserves required	$1,839	$683
Impaired loans and leases with impairment reserves required	1,377	1,404
Less:
Impairment reserve (included in allowance for loan and lease loss)	829	863

Net impaired loans and leases	$2,387	$1,224

Average impaired loans and leases	$2,269	$1,444

Foregone interest income attributable to impaired loans and leases	$94	$210
Interest income recognized on impaired loans and leases	27	217

Net foregone interest income on impaired loans and leases	$67	$(7)

A summary of the activity in the allowance for loan and lease losses follows:

	For the Three Months
	Ended March 31,
	2007	2006
	(In Thousands)
Allowance at beginning of period	$8,296	$6,773

Recoveries:
Mortgage	1	1
Commercial	23	—

Total recoveries	24	1
Provision for loan and lease loss	576	—

Allowance at end of period	$8,896	$6,774

Allowance to gross loans and leases	1.34%	1.25%
There were no charge-offs in the loan portfolio for the three months ended March 31, 2007 or March 31, 2006.
Liquidity and Capital Resources
During the three months ended March 31, 2007 and 2006 and the year ended December 31, 2006, the Banks did not make dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at March 31, 2007 are the repayment of interest payments due on subordinated debentures. The Corporation expects to meet its liquidity needs through existing cash flow sources, its line of credit in the amount of $7.5 million of which $2.2 million is outstanding on March 31, 2007 and through any future projected dividends received from the Banks. The Corporation and its subsidiaries continue to have a strong capital base and the Corporation’s regulatory capital ratios continue to be above the defined minimum regulatory ratios. In addition to the capital instruments on the March 31, 2007 balance sheet the Corporation has the option through June of 2007 to draw up to an additional $10.0 million of subordinated debt in order to manage its capital position.

We manage our liquidity to ensure that funds are available to each of our Banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation’s own cash requirements are met. The Banks maintain liquidity by obtaining funds from several sources.
The Banks’ primary sources of funds are principal and interest repayments on loans receivable and mortgage-related securities, deposits and other borrowings such as federal funds and Federal Home Loan Bank advances. The scheduled repayments of loans and the repayments of mortgage-related securities are a predictable source of funds. Deposit flows and loan prepayments, however, are greatly influenced by general interest rates, economic conditions and competition.
Brokered deposits are used by the Banks, which allows them to gather funds across a larger geographic base at price levels considered attractive. Access to such deposits allows the flexibility to not pursue single service deposit relationships in markets that have experienced some unprofitable pricing levels. There were $352.3 million of outstanding brokered deposits at March 31, 2007 compared to $325.9 million of deposits as of December 31, 2006. In addition, the administrative costs associated with brokered deposits are considerably less than the administrative costs that would be incurred to administer a similar level of local deposits. Although local market deposits are expected to increase as new client relationships are established and as marketing efforts are made to increase the balances in existing clients’ deposit accounts, the usage of brokered deposits will likely remain. In order to provide for ongoing liquidity and funding, all of the brokered deposits are certificates of deposit that do not allow for withdrawal, at the option of the depositor, before the stated maturity. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure so that at least 90 days of maturities would be funded through other means, including but not limited to advances from the Federal Home Loan Bank, replacement with higher cost local market deposits or cash flow from borrower repayments and security maturities.
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
As of March 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions (DFI) categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.
In addition, the Banks exceeded minimum net worth requirement of 6.0% as required by the State of Wisconsin at December 31, 2006.

The following table summarizes the Corporation and Banks’ capital ratios and the ratios required by their federal regulators at March 31, 2007 and December 31, 2006, respectively:

					Minimum Required to be
					Well Capitalized Under
			Minimum Required for		Prompt Corrective Action
	Actual		Capital Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(In Thousands)
As of March 31, 2007

Total capital (to risk-weighted assets)
Consolidated	$74,344	10.31%	$57,695	8.00%	N/A	N/A
First Business Bank	66,292	10.57	50,175	8.00	$62,719	10.00%
First Business Bank – Milwaukee	10,246	10.92	7,507	8.00	9,384	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$44,449	6.17%	$28,847	4.00%	N/A	N/A
First Business Bank	59,191	9.44	25,088	4.00	$37,631	6.00%
First Business Bank – Milwaukee	9,065	9.66	3,754	4.00	5,630	6.00

Tier 1 capital (to average assets)
Consolidated	$44,449	5.66%	$31,438	4.00%	N/A	N/A
First Business Bank	59,191	8.75	27,052	4.00	$33,814	5.00%
First Business Bank – Milwaukee	9,065	7.95	4,562	4.00	5,703	5.00%

					Minimum Required to be
					Well Capitalized Under
			Minimum Required for		Prompt Corrective Action
	Actual		Capital Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(In Thousands)
As of December 31, 2006

Total capital (to risk-weighted assets)
Consolidated	$73,241	10.40%	$56,360	8.00%	N/A	N/A
First Business Bank	64,443	10.49	49,144	8.00	$61,430	10.00%
First Business Bank – Milwaukee	10,205	11.31	7,218	8.00	9,022	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$43,944	6.24%	$28,180	4.00%	N/A	N/A
First Business Bank	57,838	9.42	24,572	4.00	$36,858	6.00%
First Business Bank – Milwaukee	9,070	10.05	3,609	4.00	5,413	6.00%

Tier 1 capital (to average assets)
Consolidated	$43,944	5.99%	$29,331	4.00%	N/A	N/A
First Business Bank	57,838	9.22	25,086	4.00	$31,358	5.00%
First Business Bank – Milwaukee	9,070	8.50	4,269	4.00	5,336	5.00

Contractual Obligations and Off-balance Sheet Arrangements
There have been no significant changes to the Corporation’s contractual obligations and off-balance arrangements disclosed on Form 10-K at December 31, 2006 with the exception of a new lease agreement signed for our loan production office located in the Northeast Region of Wisconsin. The lease begins upon completion of construction of the facility, which is expected during the third quarter of 2007, and provides for annual payments of $124,000 on a straight-line basis incorporating rental escalation clauses. As discussed in Note 2 of the Notes to Unaudited Consolidated Financial Statements, we have adopted the provisions of FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes and have a liability associated with our uncertain tax positions of approximately $1.4 million recorded in our consolidated financial statements. At this time, there is no unrecognized tax benefit that is expected to significantly increase or decrease within the next twelve months. Management continues to believe there is adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.
Item 3. – Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk, or market risk, arises from exposure of our financial position to changes in interest rates. It is our strategy to reduce the impact of interest rate risk on net interest margin by maintaining a favorable match between the maturities and repricing dates of interest-earning assets and interest-bearing liabilities. This strategy is monitored by the respective Banks’ Asset/Liability Management Committees, in accordance with policies approved by the respective Banks’ Board of Directors. These committees meet regularly to review the sensitivity of our assets and liabilities to changes in interest rates, liquidity needs and sources, and pricing and funding strategies.
We use two techniques to measure interest rate risk. The first is simulation of earnings. The balance sheet is modeled as an ongoing entity whereby future growth, pricing, and funding assumptions are implemented. These assumptions are modeled under different rate scenarios.
The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. A positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels, reinvestment spreads, balance sheet growth and mix, and interest rate spreads. We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions.
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation’s economic sensitivity to change in rates at March 31, 2007 has not changed materially since December 31, 2006.
Item 4. – Controls and Procedures
In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Form 10-Q, the Corporation’s management evaluated, with the participation of the Corporation’s Chief Executive Officer along with its Senior Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Corporation’s Chief Executive Officer and the Corporation’s Senior Vice President and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
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
Item 1A. -Risk Factors
There have been no material changes to risk factors as previously disclosed in Item 1A. to Part 1 of the Corporation’s Form 10-K filed on March 15, 2007.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	that May Yet be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans	the Plans or
Period	Shares Purchased	Per Share	or Programs	Programs
January 1 – 31, 2007	—	—	—	N/A
February 1 – 28, 2007	417	$21.50	—	N/A
March 1 – 31, 2007	—	—	—	N/A
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
 May 14, 2007