Form 10-Q
period 2007-06-30
First Business Financial Services, Inc.
filed 2007-07-31
CIK 1305399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2007
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
Yes ☐       No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on July 23, 2007 was 2,552,749 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX – FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(In Thousands, Except Share Data)
	(Unaudited)
Assets
Cash and due from banks	$14,466	$19,215
Short-term investments	76	246

Cash and cash equivalents	14,542	19,461
Securities available-for-sale, at fair value	90,166	100,008
Loans and leases receivable, net of allowance for loan and lease losses of $9,598 and $8,296, respectively	702,350	639,867
Leasehold improvements and equipment, net	1,106	1,051
Cash surrender value of bank-owned life insurance	14,399	13,469
Investment in Federal Home Loan Bank stock, at cost	2,313	2,024
Goodwill and other intangibles	2,801	2,817
Accrued interest receivable and other assets	11,623	9,626

Total assets	$839,300	$788,323

Liabilities and Stockholders’ Equity
Deposits	$736,495	640,266
Securities sold under agreement to repurchase	—	451
Federal Home Loan Bank and other borrowings	45,721	92,519
Accrued interest payable and other liabilities	10,429	9,331

Total liabilities	792,645	742,567

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $10 par value, 10,000 Series A shares and 10,000 Series B shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 8,000,000 shares authorized, 2,525,278 and 2,516,193 shares issued, 2,502,196 and 2,493,578 outstanding in 2007 and 2006, respectively	25	25
Additional paid-in capital	23,172	23,029
Retained earnings	25,369	24,237
Accumulated other comprehensive loss	(1,371)	(1,005)
Treasury stock (23,082 and 22,615 shares in 2007 and 2006, respectively), at cost	(540)	(530)

Total stockholders’ equity	46,655	45,756

Total liabilities and stockholders’ equity	$839,300	$788,323

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended,
	June 30,		June 30,
	2007	2006	2007	2006
		(In Thousands, Except Share Data)
Interest income:
Loans and leases	$13,407	$10,509	$26,100	$20,318
Securities income, taxable	1,044	982	2,130	1,948
Short-term investments	37	45	74	81

Total interest income	14,488	11,536	28,304	22,347

Interest expense:
Deposits	7,914	5,950	15,498	11,516
Notes payable and other borrowings	936	526	1,787	999
Junior subordinated debentures	—	254	—	502

Total interest expense	8,850	6,730	17,285	13,017

Net interest income	5,638	4,806	11,019	9,330
Provision for loan and lease losses	701	71	1,277	71

Net interest income after provision for loan and lease losses	4,937	4,735	9,742	9,259

Non-interest income:
Service charges on deposits	167	181	347	377
Credit, merchant and debit card fees	52	41	103	78
Loan fees	195	143	338	291
Increase in cash surrender value of bank-owned life insurance	177	146	340	298
Trust and investment services fee income	500	359	891	661
Change in fair value of interest rate swaps	—	(12)	—	(171)
Net cash settlement of interest rate swaps	—	44	—	18
Other	66	34	139	118

Total non-interest income	1,157	936	2,158	1,670

Non-interest expense:
Compensation	3,055	2,483	5,965	5,016
Occupancy	259	257	521	496
Equipment	115	125	237	247
Data processing	252	229	496	445
Marketing	248	213	528	420
Professional fees	308	334	763	582
Other	550	419	1,153	844

Total non-interest expense	4,787	4,060	9,663	8,050

Income before income tax expense	1,307	1,611	2,237	2,879
Income tax expense	448	532	780	943

Net income	$859	$1,079	$1,457	$1,936

Earnings per share:
Basic	$0.35	$0.44	$0.59	$0.79
Diluted	0.35	0.44	0.59	0.79
Dividends declared per share	0.065	0.06	0.13	0.12
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	loss	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2005	$24	$22,712	$21,085	$(1,469)	$(509)	$41,843
Comprehensive income:
Net income	—	—	1,936	—	—	1,936
Unrealized securities losses arising during the period	—	—	—	(1,036)	—	(1,036)
Unrealized derivatives gains arising during the period	—	—	—	10	—	10
Reclassification adjustment for realized loss on derivatives	—	—	—	65	—	65
Income tax effect	—	—	—	352	—	352

Comprehensive income						1,327
Share-based compensation – restricted shares	—	71	—	—	—	71
Cash dividends ($0.06 per share)	—	—	(296)	—	—	(296)
Treasury stock purchased (712 shares)	—	—	—	—	(17)	(17)
Stock options exercised (9,280 shares)	1	90	—	—	—	91

Balance at June 30, 2006	$25	$22,873	$22,725	$(2,078)	$(526)	$43,019

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	loss	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2006	$25	$23,029	$24,237	$(1,005)	$(530)	$45,756
Comprehensive income:
Net income	—	—	1,457	—	—	1,457
Unrealized securities losses arising during the period	—	—	—	(563)	—	(563)
Unrealized derivative gains arising during the period	—	—	—	2	—	2
Reclassification adjustment for realized losses on derivatives	—	—	—	1	—	1
Income tax effect	—	—	—	194	—	194

Comprehensive income						1,091
Share-based compensation – restricted shares	—	143	—	—	—	143
Cash dividends ($0.13 per share)	—	—	(325)	—	—	(325)
Treasury stock purchased (467 shares)	—	—	—	—	(10)	(10)

Balance at June 30, 2007	$25	$23,172	$25,369	$(1,371)	$(540)	$46,655

See accompanying Notes to Unaudited Consolidated Financial Statements

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
	(In Thousands)
Operating activities
Net income	$1,457	$1,936
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(740)	(180)
Provision for loan and lease losses	1,277	71
Depreciation, amortization and accretion, net	239	346
Share-based compensation	143	71
Change in fair value of interest rate swaps	—	171
Increase in cash surrender value of bank-owned life insurance	(340)	(298)
Origination of loans originated for sale	(1,340)	(457)
Sale of loans originated for sale	1,346	461
Gain on sale of loans originated for sale	(6)	(4)
(Increase) decrease in accrued interest receivable and other assets	(1,049)	92
Increase (decrease) in accrued interest payable and other liabilities	1,088	(1,235)

Net cash provided by operating activities	2,075	974

Investing activities
Proceeds from maturities of available-for-sale securities	10,244	9,660
Purchases of available-for-sale securities	(1,001)	(14,936)
Proceeds from sale of FHLB stock	—	771
Purchases of FHLB stock	(289)	—
Net increase in loans and leases	(63,760)	(9,359)
Purchases of leasehold improvements and equipment, net	(256)	(148)
Purchase of bank-owned life insurance	(590)	—

Net cash used in investing activities	(55,652)	(14,012)

Financing activities
Net increase in deposits	96,229	7,309
Net decrease in FHLB line of credit	(17,048)	—
Repayment of FHLB advances	(5)	(4)
Proceeds from FHLB advances	—	7,000
Net decrease in short-term borrowed funds	(30,196)	(4,291)
Termination of interest rate swaps	—	(1,384)
Exercise of stock options	—	91
Cash dividends paid	(312)	(295)
Purchase of treasury stock	(10)	(17)

Net cash provided by financing activities	48,658	8,409

Net decrease in cash and cash equivalents	(4,919)	(4,629)
Cash and cash equivalents at the beginning of the period	19,461	16,707

Cash and cash equivalents at the end of the period	$14,542	$12,078

Supplementary cash flow information
Interest paid on deposits and borrowings	$16,194	$12,885
Income taxes paid	1,783	1,616
Transfer to other real estate owned	660	—
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
Note 2 – Basis of Presentation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2006 with the exception of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. Refer to Note 3 — Recent Accounting Changes for the impacts of the adoption of this interpretation. There have been no significant changes in the methods or assumptions used in accounting policies requiring material estimates and assumptions.
In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2007. Certain amounts in prior periods have been reclassified to conform to the current presentation. Weighted average common and diluted shares outstanding and the dilutive effect of stock options have been modified from prior year presentation to account for a correction of an error in applying the treasury stock method. Basic and diluted earnings per share for the three months ended June 30, 2006 as previously presented were $0.44 and $0.43, respectively compared to basic and diluted earnings per share of $0.44 and $0.44 as restated. Both basic and diluted earnings per share for the six months ended June 30, 2006 as previously presented were $0.78 compared to basic and diluted earnings per share of $0.79 as restated. Management has quantitatively and qualitatively deemed the impact of the disclosure error to be immaterial.
Note 3 – Recent Accounting Changes.
Accounting for Uncertainty in Income Taxes. The Corporation adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, there were no adjustments to the liabilities for unrecognized tax benefits. At the date of adoption, the Corporation had $1.4 million of unrecognized tax benefits. Approximately $983,000 of the unrecognized tax benefit would impact the effective tax rate if recognized. As of June 30, 2007, there was no unrecognized tax benefit that was expected to significantly increase or decrease within the next twelve months. The Corporation recognizes accrued interest relating to unrecognized tax benefits in income tax expense and penalties in other non-interest expense. As of January 1, 2007, the Corporation had accrued $91,000 of interest related to the unrecognized tax benefit. As of June 30, 2007, State of Wisconsin tax years that remain open are 1997 and 1999 through 2006. Federal tax years that remain open are 2003 through 2006.
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
SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption was permitted as of the beginning of the previous fiscal year provided that the entity make that choice in the first 120 days of that fiscal year and also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. The Corporation has not early adopted the provisions of SFAS No. 159 and is currently evaluating the impact of adopting this standard.
Note 4 – Share-Based Compensation.
The Corporation adopted an equity incentive plan in 1993 as amended in 1995, an equity incentive plan in 2001 and the 2006 Equity Incentive Plan (the Plans). The Plans are administered by the Compensation Committee of the Board of Directors of FBFS and provide for the grant of equity ownership opportunities through incentive stock options, nonqualified stock options (stock options) and restricted stock (unvested shares). A maximum of 425,772 common shares are currently authorized for awards under the Plans. 199,519 shares are available for future grants under the Plans as of June 30, 2007. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plans. The Corporation may issue new shares and shares from treasury for shares delivered under the Plans.
Stock Options
Stock options may be granted to senior executives and other employees under the Plans. Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is granted. Options granted under the Plans are subject to graded vesting, generally ranging from four to eight years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. There were no stock options granted during the six month period ended June 30, 2007. No stock options have been granted since the Corporation met the definition of a public entity and no stock options have been modified, repurchased or cancelled. Therefore, no stock-based compensation was recognized in the consolidated statement of income for the three and six months ended June 30, 2007 and 2006, except with respect to restricted stock awards. The Corporation expects that a majority of the outstanding stock options will fully vest. Stock option activity for the six months ended June 30, 2007 was as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Options	Average Price	Life (Years)
Outstanding at December 31, 2006	166,168	$21.97	6.68
Granted	—	—
Exercised	—	—
Forfeited	(2,500)	25.00

Outstanding at June 30, 2007	163,668	$21.92	6.09

Options exercisable at June 30, 2007	129,613	$21.38

Restricted Shares
Under the 2001 and 2006 Equity Incentive Plans, participants may be granted restricted shares, subject to forfeiture upon the occurrence of certain events until dates specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under this plan are subject to graded vesting. For awards with graded vesting, compensation expense is recognized over the requisite service period of four years for the entire award on a straight-line basis. Upon vesting of restricted stock awards, the benefits of tax deductions in excess of recognized compensation expense is recognized as a financing cash flow activity. For the six months ended June 30, 2007, restricted share awards vested at a market price lower than the market value on the date of grant; therefore, there is no excess tax benefit reflected in the consolidated statements of cash flows for the period. There were no vesting events during the six month period ending June 30, 2006. Restricted share activity for the six months ended June 30, 2007 was as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
Nonvested balance as of December 31, 2006	45,125	$23.08
Granted	9,085	21.53
Vested	(7,183)	23.13
Forfeited	—	—

Nonvested balance as of June 30, 2007	47,027	$22.77

As of June 30, 2007, there was approximately $912,000 of deferred compensation expense related to unvested shares which was expected to be recognized over four years. As of June 30, 2007, there were no restricted shares vested and not delivered. For the six months ended June 30, 2007 and 2006, share-based compensation expense included in net income totaled approximately $143,000 and $71,000, respectively.
Note 5 – Earnings Per Share.
Basic earnings per share for the three and six months ended June 30, 2007 and 2006 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effect of dilutive securities is computed using the treasury stock method. For the three month periods ended June 30, 2007 and 2006, average anti-dilutive employee stock options totaled 132,200 and 65,250, respectively. For the six month periods ended June 30, 2007 and 2006, average anti-dilutive employee stock options totaled 132,200 and 65,250, respectively.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Income available to common stockholders	$858,532	$1,079,025	$1,457,164	$1,935,678

Basic average shares	2,455,156	2,443,574	2,454,117	2,440,973
Dilutive effect of share-based awards	6,611	18,035	7,329	15,749

Dilutive average shares	2,461,767	2,461,609	2,461,446	2,456,722

Earnings per share:
Basic	$0.35	$0.44	$0.59	$0.79
Diluted	$0.35	$0.44	$0.59	$0.79

Note 6 – Securities.
The amortized cost and estimated fair values of securities available-for-sale were as follows:

	As of June 30, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	holding gains	holding losses	fair value
	(In Thousands)
Securities available-for-sale

U.S. Government corporations and agencies	$1,498	$—	$(20)	$1,478
Municipals	85	—	(1)	84
Collateralized mortgage obligations	90,675	—	(2,071)	88,604

	$92,258	$—	$(2,092)	$90,166

	As of December 31, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	holding gains	holding losses	fair value
	(In Thousands)
Securities available-for-sale

U.S. Government corporations and agencies	$1,497	$—	$(30)	$1,467
Municipals	185	—	(3)	182
Collateralized mortgage obligations	99,855	85	(1,581)	98,359

	$101,537	$85	$(1,614)	$100,008

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at June 30, 2007 and December 31, 2006. At June 30, 2007 and December 31, 2006, the Corporation had 107 and 105 securities that were in an unrealized loss position, respectively. Such securities have declined in value due to current interest rate environments and not credit quality and do not presently represent realized losses. The Corporation has the ability to and anticipates that these securities, which have been in a continuous loss position but are not other-than-temporarily impaired, will be kept in the portfolio until the unrealized loss is recovered. If held until maturity, it is anticipated that the investments will be realized with no loss. If the Corporation determines that any of the above securities are deemed other-than-temporarily impaired, the impairment loss will be recognized in the income statement.
A summary of unrealized loss information for investment securities, categorized by security type follows:

	As of June 30, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
			(In Thousands)
U.S. Government corporations and agencies	$—	$—	$1,478	$20	$1,478	$20
Municipals	—	—	84	1	84	1
Collateralized mortgage obligations	28,290	458	60,314	1,613	88,604	2,071

	$28,290	$458	$61,876	$1,634	$90,166	$2,092

	As of December 31, 2006
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
			(In Thousands)
U.S. Government corporations and agencies	$—	$—	$1,467	$30	$1,467	$30
Municipals	—	—	182	3	182	3
Collateralized mortgage obligations	14,451	107	69,021	1,474	83,472	1,581

	$14,451	$107	$70,670	$1,507	$85,121	$1,614

The Corporation has not sold any available-for-sale securities during the six months ended June 30, 2007 and 2006 and has therefore not realized any gains or losses on such transactions.
At June 30, 2007 and December 31, 2006, securities with a fair value of approximately $45.9 million and $35.4 million, respectively, were pledged to secure public deposits, securities sold under arrangements to repurchase, and FHLB advances.
Note 7 – Loans, Leases and Allowance for Loan and Lease Losses.
Loans and leases receivable consisted of the following:

	June 30,	December 31,
	2007	2006
	(In Thousands)
First mortgage loans:
Commercial real estate	$306,064	$274,262
Construction	94,759	78,257
Multi-family	35,180	34,635
1-4 family	40,208	35,721

	476,211	422,875
Commercial business loans	189,953	176,701
Direct financing leases, net	23,532	23,203
Home equity loans	10,288	8,859
Credit card and other	12,143	16,712

	712,127	648,350

Less:
Allowance for loan and lease losses	9,598	8,296
Deferred loan fees	179	187

Loans and lease receivables, net	$702,350	$639,867

An analysis of the allowance for loan and lease losses is presented below:

	Six
	Months Ended	Year Ended
	June 30,	December 31,
	2007	2006
	(In Thousands)
Allowance at beginning of period	$8,296	$6,773
Charge-offs:
Commercial real estate and other mortgage	—	—
Commercial	—	—
Lease	—	—
Consumer	—	—

Total charge-offs	—	—

Recoveries:
Commercial real estate and other mortgage	2	4
Commercial	23	—
Lease	—	—
Consumer	—	—

Total recoveries	25	4

Net recoveries (charge-offs)	25	4

Provision for loan and lease losses	1,277	1,519

Allowance at end of period	$9,598	$8,296

Allowance to gross loans and leases	1.35%	1.28%
Note 8 – Deposits.
Deposits consisted of the following:

	June 30, 2007		December 31, 2006
		Weighted		Weighted
	Balance	average rate	Balance	average rate
	(In Thousands)
Transaction accounts:
Demand deposits	$45,808	0.00%	$45,171	0.00%
Negotiable order of withdrawal (NOW) accounts	67,600	4.43	58,927	4.26

	113,408		104,098
Money market accounts	166,779	4.69	171,996	4.57
Certificates of deposit	456,308	4.91	364,172	4.63

	$736,495		$640,266

Note 9 – Borrowings.
Borrowings consisted of the following:

	June 30, 2007			December 31, 2006
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Balance	balance	rate	Balance	balance	rate
	(In Thousands)
Fed funds purchased and securities sold under agreements to repurchase	$—	$12,776	5.43%	$33,751	$13,875	5.12%
FHLB advances	19,531	21,991	4.86	36,584	19,059	4.83
Junior subordinated debentures	—	—	0.00	—	9,915	12.52
Line of credit	5,190	2,525	7.12	1,635	3,167	6.82
Subordinated notes payable	21,000	21,000	7.77	21,000	6,929	7.58
Other	—	50	7.00	—	—	0.00

	$45,721	$58,342	6.13	$92,970	$52,945	6.82

Short-term borrowings	$11,200			$52,443
Long-term borrowings	34,521			40,527

	$45,721			$92,970

During 2007, the Corporation increased its line of credit to $7.5 million and amended a subordinated loan agreement to provide for an additional $10 million of subordinated debt for a total of $31 million available. As of June 30, 2007, the Corporation had $5.2 million outstanding under its line of credit, and $21.0 million of subordinated notes payable was outstanding.
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
You should read the following discussion together with the Corporation’s Unaudited Consolidated Financial Statements and related Notes to Unaudited Consolidated Financial Statements, which are included elsewhere in this Report. The following discussion contains forward-looking statements that reflect plans, estimates and beliefs. When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective” and similar expressions and verbs in the future tense, are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Corporation’s control that could cause actual results to differ materially from those discussed in the forward-looking statements.
Unless otherwise indicated or unless the context requires otherwise, all references in this Report to “First Business Financial Services”, the “Corporation”, “FBFS”, “we”, “us”, “our”, or similar references mean First Business Financial Services, Inc. together with our subsidiaries. “First Business Bank” or “First Business Bank – Milwaukee” or the “Banks” are used to refer to our subsidiaries, First Business Bank and First Business Bank – Milwaukee, alone.

Cautionary Factors
Forward-looking statements may also be made by the Corporation from time to time in other reports and documents as well as oral presentations. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Corporation: general economic conditions; legislative and regulatory initiatives; increased competition and other effects of deregulation and consolidation of the financial services industry; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; general economic developments; acts of terrorism and developments in the war on terrorism; and changes in the quality or composition of loan and investment portfolios. See also Item 1A. Risk Factors in our annual Report on Form 10-K and factors regarding future operations discussed below.
Overview
FBFS is a registered bank holding company incorporated under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned banking subsidiaries, First Business Bank and First Business Bank – Milwaukee. All of the operations of FBFS are conducted through its Banks and certain subsidiaries of First Business Bank. The Corporation operates as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium sized businesses, business owners, executives, professionals and high net worth individuals. The Corporation does not utilize its locations to attract retail customers.
Results of Operations
General. Net income for the three months ended June 30, 2007 was $859,000, down 20.4% from $1.1 million for the same time period in 2006. The principal factors contributing to this decline included a $701,000 provision for loan and lease losses during the second quarter of 2007 and an increase in non-interest expense of $727,000. Increases in expenses were partially offset by an increase in net interest income of $832,000 caused by volume increases associated with organic growth and increase in non-interest income of $221,000 primarily due to increased trust and investment service fee income. Basic earnings per share for the three months ended June 30, 2007 decreased to $0.35 from $0.44 for the same period in 2006. Diluted earnings per share for the three months ended June 30, 2007 decreased to $0.35 from $0.44 for the same period in 2006. The decrease is largely attributable to the decline in net income. The annualized returns on average assets and average return on equity are 0.42% and 7.31%, respectively, for the three month period ending June 30, 2007 compared to 0.64% and 10.10%, respectively for the same time period of 2006.
Net income for the six months ended June 30, 2007 was $1.5 million, down 24.7% from $1.9 million for the same time period in 2006. Similar to the three months ended June 30, 2007 results, the principal factors contributing to the decline in net income are related to the $1.3 million provision for loan and lease losses recorded and an increase in non-interest expense of $1.6 million. Positive factors offsetting the previously mentioned reductions of income include a $1.7 million increase in net interest income and $488,000 increase in non-interest income. Basic and diluted earnings per share decreased to $0.59 per share from $0.79 per share for the same time period in 2006 primarily due to the decline in net income. The annualized returns on average assets and average return on equity were 0.36% and 6.25%, respectively, for the six month period ending June 30, 2007 compared to 0.58% and 9.14%, respectively for the same time period of 2006.
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. We use this measurement to monitor our revenue growth and as one half of the performance measurements used for our non-equity incentive plans. The growth in top line revenue exceeds our target of 12.5% growth and based on the current pipeline and continued

investment in the infrastructure of our Corporation, we believe this level of growth can be sustained through the remainder of the year. The components of top line revenue were as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
Net interest income	$5,638	$4,806	17.3%	$11,019	$9,330	18.1%
Non-interest income	1,157	936	23.6	2,158	1,670	29.2

Total top line revenue	$6,795	$5,742	18.3	$13,177	$11,000	19.8

Net Interest Income. Net interest income is dependent on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management procedures used by management in responding to such changes. The table below presents the change in net interest income resulting from change in the volume of interest-earning assets or interest-bearing liabilities and change in interest rates for the three and six months ended June 30, 2007 compared to the same period of 2006.

	For the three months ended June 30, 2007				For the six months ended June 30, 2007
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
Interest-Earning Assets
Commercial real estate and other mortgage loans	$158	$1,905	$46	$2,109	$604	$3,339	$161	$4,104
Commercial loans	30	783	6	819	190	1,350	37	1,577
Leases	(107)	102	(27)	32	(63)	171	(16)	92
Consumer loans	(2)	5	(1)	2	(2)	12	(1)	9

Total loans and leases receivable	79	2,795	24	2,898	729	4,872	181	5,782
Mortgage-related securities	64	11	1	76	150	55	4	209
Investment securities	2	(15)	(1)	(14)	6	(30)	(3)	(27)
Other investments	(5)	(5)	2	(8)	(4)	(11)	1	(14)
Fed funds sold and other	1	(1)	(1)	(1)	—	6	—	6
Short-term investments	3	(2)	—	1	5	(4)	—	1

Total net change in income on interest-earning assets	144	2,783	25	2,952	886	4,888	183	5,957

Interest-Bearing Liabilities
NOW accounts	21	204	8	233	94	370	33	497
Money market	43	273	7	323	268	645	55	968
Certificates – regular	322	936	91	1,349	723	1,575	179	2,479
Certificates – large	56	3	—	59	161	(103)	(17)	41

Total deposits	442	1,416	106	1,964	1,246	2,487	249	3,982
Junior subordinated debentures	—	(254)	—	(254)	—	(502)	—	(502)
FHLB advances	5	37	—	42	10	116	1	127
Other borrowings	39	290	39	368	134	429	98	661

Total net change in expense on interest-bearing liabilities	486	1,489	145	2,120	1,390	2,530	348	4,268

Net change in net interest income	$(342)	$1,294	$(120)	$832	$(504)	$2,358	$(165)	$1,689

Net interest income was $5.6 million for the three months ended June 30, 2007, up 17.3% from the same period in 2006. Net interest margin was 2.87% for the three months ended June 30, 2007 compared to 3.00% for the three months ended June 30, 2006. The yield on earning assets was 7.39% for the three months ended June 30, 2007 compared to 7.21% for the comparable period in 2006. The yield on interest-bearing liabilities was 4.92% and 4.64% for the three months ended June 30, 2007 and 2006, respectively. The improvement in net interest income is primarily attributable to favorable volume increases due to organic growth.

Interest income increased $3.0 million, or 27.8%, to $13.4 million for the three months ended June 30, 2007 compared to the same time period of the prior year primarily due to volume increases in the commercial real estate and other mortgage and commercial loan portfolios. Average loans and leases receivable have increased 27.0%. The average balance of the commercial real estate and other mortgage loan portfolio was $468.0 million with a weighted average yield of 7.29% for the three months ended June 30, 2007 compared to an average balance of $361.0 million with a weighted average yield of 7.12% for the same three months of the prior year. The average balance of the commercial loan portfolio was $192.3 million with a weighted average yield of 9.26% for the three months ended June 30, 2007 compared to an average balance of $158.2 million with a weighted average yield of 9.18% for the same time period of the prior year. Growth in the loan portfolio is partially attributable to the loan production office located in OshKosh, Wisconsin which serves the Northeast region of Wisconsin coupled with the addition of new business development officers in the Madison and Milwaukee, Wisconsin markets. Yields on commercial loans also reflect the recognition of prepayment fees received on certain of our asset based lending loans. The majority of our variable rate interest loan products are priced using a Prime index. Prime rates increased during the second quarter of 2006 increasing from approximately 7.75% at the beginning of the second quarter to 8.25% at the end of that quarter. There has been no change in Prime during the second quarter of 2007, as a result there has been little change to our loans and leases interest income relating to rate changes.
Interest expense increased $2.1 million, or 31.5%, to $8.9 million for the three months ended June 30, 2007 compared to the same time period of 2006. The increase in interest expense was caused by increased average deposit liability balances needed to fund asset growth, rate increases on deposits due to a rising rate environment and the need to competitively price deposit products to attract local deposits. Shortfalls in attracting local deposits are supplemented with brokered deposits. Average deposit balances, including brokered deposits, were approximately $657.9 million at June 30, 2007 with a weighted average cost of 4.81% compared to an average balance of $530.9 million with a weighted average cost of funds of 4.48% for the same time period of 2006. Typically our variable rate deposit liabilities, including NOW accounts and our money market accounts, are indexed to the 91 day Treasury Bill. The Treasury Bill rates in the second quarter of 2006 were increasing while they were decreasing in second quarter of 2007 resulting in an average rate for the respective periods being relatively similar. As a result, the change in interest expense for these deposits due to rate changes was minimal. The majority of the increase in the rate paid on deposits is the result of adding brokered certificates of deposit during the second quarter of 2007 at market rates that are higher than our existing deposit base. The interest rates on these deposits are fixed; however, purchases of brokered certificates are structured to match the repricing and maturity of the interest-earning asset portfolio. Average borrowings were $61.1 million with a weighted average yield of 6.13% for the three months ended June 30, 2007 compared to $49.2 million, including junior subordinated debentures at June 30, 2006 with a weighted average yield of 6.34% for the three months ended June 30, 2006. $10.3 million of junior subordinated debentures were repaid during the fourth quarter of 2006. The decrease in the yield for borrowings is directly related to the repayment of the junior subordinated debt in 2006 replaced with subordinated notes payable at a lower rate.
Net interest margin was 2.87% for the three months ended June 30, 2007 compared to 3.00% for the comparable time period of 2006. Overall, interest rates impacting net interest margin were relatively stable during the second quarter of 2007; however, market rates increased from the same period of 2006. While average earning assets increased by approximately 22.6% and average interest-bearing liabilities increased by approximately 23.9%, the average yields of assets and liabilities did not grow as consistently. The average yield of the interest earning portfolio has increased 18 basis points while the yield on the interest-bearing liabilities has increased 28 basis points thus impacting the overall net interest income and creating margin compression. We continue to market price our assets and manage our gap position and duration of our liabilities to minimize the impact of a changing rate environment.
For the six months ended June 30, 2007, net interest income was $11.1 million, up 18.1% from the same period in 2006. Net interest margin was 2.86% compared to 2.92% for the same period in the prior year. The yield on earning assets was 7.35% for the six months ended June 30, 2007 compared to 7.00% for the six months ended June 30, 2006. The yield on interest bearing liabilities was 4.91% and 4.49% for the six months ended June 30, 2007 and 2006, respectively.

Interest income increased $6.0 million, or 26.6%, to $28.3 million for the six months ended June 30, 2007 compared to the same time period of the prior year primarily due to volume increases in the commercial real estate and other mortgage and commercial loan portfolios. Average loans and leases receivable have increased 24.4%. The average balance of the commercial real estate and other mortgage loan portfolio was $454.2 million with a weighted average yield of 7.30% for the six months ended June 30, 2007 compared to an average balance of $358.2 million with a weighted average yield of 6.96% for the six months ended June 30, 2006. The average balance of the commercial loan portfolio was $190.0 million with a weighted average yield of 9.13% for the six months ended June 30, 2007 compared to an average balance of $159.7 million with a weighted average yield of 8.89% for the same time period of the prior year. Similar to the explanation of second quarter activity, growth in the loan portfolio is partially attributable to the loan production office located in OshKosh, Wisconsin which serves the Northeast region of Wisconsin coupled with the addition of new business development officers in the Madison and Milwaukee, Wisconsin markets.
Interest expense increased $4.3 million, or 32.8%, to $17.3 million for the six months ended June 30, 2007 compared to the same time period of 2006. The increase in interest expense was primarily caused by increased average deposit liability balances needed to fund asset growth, rate increases due to a rising rate environment and the need to competitively price deposit products to attract local deposits. Shortfalls in attracting local deposits are offset with brokered deposits. Average deposit balances, including brokered deposits, were approximately $646.0 million at June 30, 2007 with a weighted average cost of 4.80% compared to an average balance of $531.0 million with a weighted average cost of funds of 4.34% for the same time period of 2006. Average borrowings were $58.3 million at June 30, 2007 with a weighted average yield of 6.13% for the six months ended June 30, 2007 compared to $48.5 million, including junior subordinated debentures at June 30, 2006 with a weighted average yield of 6.18% for the same time period of the prior year. $10.3 million of junior subordinated debentures were repaid during the fourth quarter of 2006. The decrease in the yield for borrowings is a direct result of the repayment of junior subordinated debentures during 2006 with subordinated notes payable at a lower rate.
Net interest margin was 2.86% for the six months ended June 30, 2007 compared to 2.92% for the comparable period of 2006. As discussed above, interest rates have been relatively stable during the first six months of 2007; however, interest rates increased from the same period of 2006. Our net interest margin remained relatively stable primarily due to market-based pricing of asset and liabilities as well as managing the composition and duration of our interest-bearing liabilities to limit the exposure to changing rates.

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

	For the Three Months Ended June 30,
	2007			2006
	Average		Average	Average		Average
	balance	Interest	yield/cost	balance	Interest	yield/cost
			(In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$467,957	$8,534	7.29%	$360,951	$6,425	7.12%
Commercial loans(1)	192,297	4,451	9.26	158,210	3,632	9.18
Leases	23,456	372	6.34	18,721	404	8.63
Consumer loans	3,102	50	6.45	2,831	48	6.78

Total loans and leases receivable(1)	686,812	13,407	7.81	540,713	10,509	7.77
Mortgage-related securities(2)	92,115	1,030	4.47	91,083	954	4.19
Investment securities(2)	1,630	14	3.44	3,454	28	3.24
Federal Home Loan Bank stock	2,195	14	2.55	2,804	22	3.14
Fed funds sold and other	44	1	5.21	113	2	5.02
Short-term investments	1,715	22	5.13	1,864	21	4.51

Total interest-earning assets	784,511	14,488	7.39	640,031	11,536	7.21

Non-interest-earning assets	32,140			30,263

Total assets	816,651			670,294

Interest-Bearing Liabilities
NOW accounts	70,343	768	4.37	50,926	535	4.20
Money market	170,849	1,974	4.62	146,573	1,651	4.51
Certificates – regular	374,515	4,632	4.95	291,451	3,283	4.51
Certificates – large	42,213	540	5.12	41,967	481	4.58

Total deposits	657,920	7,914	4.81	530,917	5,950	4.48
Junior subordinated debentures	—	—	—	10,310	254	9.85
FHLB advances	22,581	277	4.91	19,552	235	4.81
Other borrowings	38,512	659	6.84	19,297	291	6.03

Total interest-bearing liabilities	719,013	8,850	4.92	580,076	6,730	4.64

Non-interest-bearing liabilities	50,667			47,498

Total liabilities	769,680			627,574
Stockholders’ equity	46,971			42,720

Total liabilities and stockholders’ equity	$816,651			$670,294

Net interest income/interest rate spread		$5,638	2.47%		$4,806	2.57%

Net interest-earning assets	$65,498			$59,955

Net interest margin			2.87%			3.00%

Average interest-earning assets to average interest-earning liabilities	109.11%			110.34%

Return on average assets	0.42%			0.64%

Return on average equity	7.31%			10.10%

Average equity to average assets	5.75%			6.37%

Non-interest expense to average assets	2.34%			2.42%

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost of basis of assets held and available for sale.

	For the Six Months Ended June 30,
	2007			2006
	Average		Average	Average		Average
	balance	Interest	yield/cost	balance	Interest	yield/cost
	(In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$454,119	$16,566	7.30%	$358,166	$12,462	6.96%
Commercial loans(1)	190,040	8,674	9.13	159,666	7,097	8.89
Leases	23,180	757	6.53	18,439	665	7.21
Consumer loans	3,167	103	6.50	2,820	94	6.67

Total loans and leases receivable(1)	670,506	26,100	7.79	539,091	20,318	7.54
Mortgage-related securities(2)	94,028	2,100	4.47	91,373	1,891	4.14
Investment securities(2)	1,641	30	3.66	3,455	57	3.30
Federal Home Loan Bank stock	2,110	30	2.84	2,851	44	3.09
Fed funds sold and other	280	8	5.24	66	2	4.95
Short-term investments	1,492	36	4.83	1,665	35	4.20

Total interest-earning assets	770,057	28,304	7.35	638,501	22,347	7.00
Non-interest-earning assets	31,914			31,163

Total assets	801,971			669,664

Interest-Bearing Liabilities
NOW accounts	69,492	1,540	4.43	51,300	1,043	4.07
Money market	173,860	4,079	4.69	144,022	3,111	4.32
Certificates – regular	362,639	8,861	4.89	290,884	6,385	4.39
Certificates – large	40,035	1,018	5.09	44,762	977	4.37

Total deposits	646,026	15,498	4.80	530,968	11,516	4.34
Junior subordinated debentures	—	—	—	10,310	502	9.74
FHLB advances	21,991	534	4.86	17,156	407	4.74
Other borrowings	36,351	1,253	6.89	21,068	592	5.62

Total interest-bearing liabilities	704,368	17,285	4.91	579,502	13,017	4.49

Non-interest-bearing liabilities	50,989			47,786

Total liabilities	755,357			627,288
Stockholders’ equity	46,614			42,376

Total liabilities and stockholders’ equity	$801,971			$669,664

Net interest income/interest rate spread		$11,019	2.44%		$9,330	2.51%

Net interest-earning assets	$65,689			$58,999

Net interest margin			2.86%			2.92%

Average interest-earning assets to average interest-earning liabilities	109.33%			110.18%

Return on average assets	0.36%			0.58%

Return on average equity	6.25%			9.14%

Average equity to average assets	5.81%			6.33%

Non-interest expense to average assets	2.41%			2.40%

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost of basis of assets held and available for sale.
Non-Interest Income. Non-interest income, consisting primarily of fees earned for trust and investment services, deposit and loan related fees, changes in fair value of derivatives and income from bank-owned life insurance, increased $221,000, or 23.6%, to $1.2 million for the three months ended June 30, 2007 from $936,000 for the same period in 2006. Trust and investment services fee income increased $141,000, or 39.3%, to $500,000 for the three months ended June 30, 2007 compared to $359,000 for the same period in 2006. Fee income generated from trust assets under management increased $94,000 when comparing the three months ended June 30, 2007 and 2006, respectively. Trust assets under management increased approximately $98.9 million to $268.1 million at June 30, 2007 compared to $169.4 million at June 30, 2006, primarily due to successful sales efforts. Trust and investment service fee income also includes investment service commissions. As a result of increased activity of transactions processed for clients, investment service commissions increased approximately $47,000, or 57.8% when comparing the three months ended June 30, 2007 and 2006.
Non-interest income for the six months ended June 30, 2007 increased $488,000, or 29.2%, to $2.2 million from $1.7 million for the comparable period of 2006. Similar to the explanation for the second quarter activity, non-interest income increases are primarily due to increased trust and investment services fee income. Trust and investment service fee income increased $230,000, or 34.8%, to $891,000 for the six months ended June 30, 2007 from $661,000 for the six months ended June 30, 2006. This is primarily driven by a 58.4% increase in trust assets under management. In addition, non-interest income also increased due to the 2006 negative change in fair value of interest rate swaps and net cash settlement of interest rate swaps which decreased 2006 period revenue by approximately $153,000. A majority of our interest rate swaps were terminated during the first quarter of 2006, and the remaining interest rate swaps matured in subsequent periods. No new swaps were entered into during the last twelve months ending June 30, 2007.
Provision for Loan and Lease Losses. The provision for loan and lease losses totaled $701,000 and $71,000 for the three months ended June 30, 2007 and 2006, respectively. The provision for the six months ended June 30, 2007 and 2006 was $1.3 million and $71,000, respectively. The increase in the provision for loan and lease losses is primarily due to the increase of specific reserves required for impaired loans and increased inherent risk associated with a growing loan and lease portfolio among other factors prescribed by our allowance for loan and lease loss methodology. The provision for loan and lease losses is dependent upon the credit quality of loans and leases, the increased inherent risk associated with a growing portfolio, the risk inherent in specific loan types and management’s assessment of the collectibility of loans and leases under current economic conditions. There have been no material changes to our underwriting standards. In order to establish the level of the allowance for loan and lease losses, management regularly reviews its historical charge-off migration analysis and an analysis of the current level and trend of several factors that management believes provide an indication of losses in the loan and lease portfolio. These factors include delinquencies, volume, average size, average risk rating, technical defaults, geographic concentrations, industry concentrations, loans and leases on the management attention watch list, experience in the credit granting functions and changes in underwriting standards, and level of non-performing assets and related fair value of underlying collateral. Refer to Asset Quality for further information.
Non-Interest Expense. Non-interest expense increased $727,000, or 17.9%, to $4.8 million for the three months ended June 30, 2007 from $4.0 million for the comparable period of 2006, primarily due to an increase in compensation expense and other expense. In general, non-interest expenses are influenced by the growth of operations, with additional employees necessary to staff such growth. Compensation expense increased $572,000, or 23.0%, to $3.1 million from $2.5 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase is due to more full-time equivalent employees, higher compensation levels from normal annual salary reviews, additional compensation expense associated with share-based compensation awards, and increased healthcare costs. Other non-interest expense increased $131,000, or 31.2%, to $550,000 for the three months ended June 30, 2007 from $419,000 for the comparable period of 2006. This fluctuation is primarily caused by two factors. The first factor relates to the recognition of a loss of $47,000 for our investment in Aldine Capital Fund Limited Partnership which began operations during the third quarter of 2006. The second factor relates to donations and contributions of approximately $46,000 made to various not-for-profit organizations during the second quarter of 2007.

Non-interest expense increased $1.6 million, or 20.0%, to $9.7 million for the six months ended June 30, 2007 from $8.1 million for the comparable period of 2006, primarily due to an increase in compensation expense, marketing expense, professional fees, and other expenses. Compensation expense increased $949,000, or 18.9%, to $6.0 million for the six months ended June 30, 2007 compared to $5.1 million for the comparable period of 2006. As discussed earlier, the increase was due to more full-time equivalent employees, higher compensation levels from normal annual salary reviews, additional compensation expense associated with share-based compensation awards and increased healthcare costs. We continue to invest in additional people to provide for the future growth of our Corporation. From June 2006 to June 2007, we added 20 new positions. Of these 20 new positions, approximately 13 were for business development officers. The majority of the positions created are bonus eligible positions, which resulted in an increased bonus accrual. Salary expense is offset by the effects of the compensation differential associated with the retirement of our former Chief Executive Officer and recognition of a sizable signing bonus paid in 2006. We believe this investment in our people provides a strong foundation to meet our growth initiatives. Share-based compensation expense increased approximately $71,000 when comparing the six months ended June 30, 2007 to the six months ended June 30, 2006. We began issuing restricted share awards in 2006, and the increase in this expense represents the recognition of six months of expense relating to the 2006 awards that were granted sporadically throughout fiscal year 2006. Marketing expense increased $108,000, or 25.7%, to $528,000 for the six months ended June 30, 2007 from $420,000 in the comparable period of 2006. The increase is due to the timing of completion of planned advertising campaigns conducted during 2007 and 2006. Professional fees increased $181,000, or 31.1%, to $763,000 for the six months ended June 30, 2007 from $582,000 for the comparable period of 2006. The increase was attributable to increased audit fees, directors’ fees and use of third party consultants to assist us with a system upgrade. Other non-interest expense increased $309,000, or 36.6%, to $1.2 million for the six months ended June 30, 2007 from $844,000 for the comparable period in 2006. The increase was caused by several factors including the recognition of our portion of the loss associated with Aldine Capital Fund Limited Partnership (approximately $183,000), increased legal fees associated with defending our positions with certain loans and real estate owned (approximately $48,000), increased charitable donations (approximately $38,000), and increased training expenses (approximately $20,000). Our investment in Aldine Capital Fund Limited Partnership is accounted for under the equity method and the losses represent our pro-rata share of the costs associated with starting up a new private equity partnership.
Income Taxes. Income tax expense was $448,000 for the three months ended June 30, 2007, with an effective rate of 34.3% compared to $532,000 with an effective rate of 33.0% for the three months ended June 30, 2006. The primary reason for the increase in the effective tax rate is due to increased state income tax expense as a result of related uncertain tax liabilities and a decline in the level of tax credits.
Income tax expense was $780,000 for the six months ended June 30, 2007, with an effective rate of 34.9% compared to $943,000 with an effective rate of 32.8% for the six months ended June 30, 2006. Similar to the explanation provided for the quarter ended June 30, 2007, the increase in the effective tax rate is due to increased state income tax expense as a result of related uncertain tax liabilities and a decline in the level of tax credits.
Financial Condition
General. The total assets of the Corporation increased $50.8 million, or 6.4%, to $839.1 million at June 30, 2007 from $788.3 million at December 31, 2006, primarily in the loan and lease portfolio. Loan growth was funded by an overall net increase in the liabilities of $50.9 million and reduction of the investment portfolio of $9.8 million. The allowance for loan and lease losses was 1.35% at June 30, 2007 of gross loans and leases compared to 1.28% at December 31, 2006.
Securities. Securities available-for-sale decreased $9.8 million to $90.1 million at June 30, 2007 from $100.0 million at December 31, 2006. Principal pay-downs received from our collateralized mortgage obligation portfolio were used to fund loan and lease growth. Our available-for-sale investment portfolio primarily consists of collateralized mortgage obligations and is used to provide a source of liquidity while maximizing the earnings potential of the Banks’ assets. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile.

While collateralized mortgage obligations present prepayment risk and extension risk, the overall credit risk associated with these investments is minimal as approximately 41.6% of the obligations we hold were issued by government agencies and 58.4% of the obligations we hold were issued by government sponsored agencies. The estimated pre-payment streams associated with this portfolio allow us to better match our short-term liabilities. There were no sales of securities during the three and six months ended June 30, 2007 and 2006.
The average balance of our available-for-sale portfolio for the three months ended June 30, 2007 was $93.7 million, with an average yield of 4.45%, compared to an average balance of $94.5 million, with an average yield of 4.15% for the same period last year. The average balance of our available-for-sale portfolio for the six months ended June 30, 2007 was $95.7 million, with an average yield of 4.45%, compared to an average balance of $94.8 million, with an average yield of 4.11% for the same six months of last year.
Loans and Leases Receivable. Loans and lease receivables, net of allowance for loan and lease losses increased $62.5 million, or 9.8%, to $702.4 million at June 30, 2007 from $639.9 million at December 31, 2006. The Banks principally originate commercial business loans and commercial real estate loans. The overall mix of the loan and lease portfolio at June 30, 2007 remains relatively consistent with the mix at December 31, 2006 with a concentration in commercial real estate mortgage loans. Growth in the loan and lease portfolio is attributable to successful sales efforts by the expanded sales team to extend credit to established and new client relationships, including production from our new loan production office located in the Northeast region of Wisconsin. Approximately 27% of our loan and lease portfolio growth has been generated by this location. Our pipeline of potential new business remains strong, and we expect continued growth in the loan and lease portfolio.
Allowance for loan loss as a percentage of gross loans was 1.35% as of June 30, 2007 compared to 1.28% at December 31, 2006. Non-accrual loans increased to 0.45% of total loans at June 30, 2007 from 0.17% of total loans and leases at December 31, 2006. Increased amount of non-accrual loans, increased specific reserves needed for impaired loans, increased levels of loans on our management attention watch lists and increased inherent risk due to a growing portfolio has resulted in an increased loan loss provision during the six month period ending June 30, 2007. Management believes the allowance for loan losses is adequate at June 30, 2007. Our non-performing assets as a percentage of total assets were 0.46% which is lower than our peer group median. Refer to the Asset Quality section for more information.
Deposits. As of June 30, 2007, deposits increased $96.2 million to $736.5 million from $640.3 million at December 31, 2006. The increase during the six months ended June 30, 2007 was primarily attributable to an increase of brokered certificates of deposit. Brokered certificates of deposit represented $406.1 million of total deposits at June 30, 2007 compared to $323.4 million of total deposits at June 30, 2006. We experienced a significant amount of growth in our loan and lease portfolio during the second quarter of 2007 — approximately $45.7 million of the $62.4 million year-to-date growth occurred during this time. This growth was primarily funded through the attainment of brokered certificates of deposit. Brokered deposits are utilized to support asset growth and are generally a lower cost source of funds when compared to the interest rates on deposits with similar terms that would need to be offered in the local markets to generate a sufficient level of funds. The increase in brokered certificates of deposits is also affected by the completion of an initiative to obtain brokered certificates to fund the growth we experienced during the fourth quarter of 2006. This growth was temporarily funded by federal funds purchased and other short-term FHLB advances while the Corporation orderly obtained brokered certificates of deposit from the market. The attainment of the appropriate level of brokered certificates of deposits was completed in January of 2007. At that time, the funds obtained were used to pay down the federal funds purchased.
Borrowings. The Corporation had borrowings of $45.7 million as of June 30, 2007 compared to $93.0 million as of December 31, 2006, a decrease of $46.8 million, or 50.6%. We use borrowings to offset variability of deposit flows and as a temporary funding source for the growth of our balance sheet. As discussed above, the primary reason for the decrease of borrowings was caused by the repayment of short-term borrowings, including federal funds purchased, upon the attainment of the level of brokered certificates of deposit needed to repay short-term borrowings and fund the asset growth of our balance sheet.

Asset Quality
Non-performing Assets. Non-performing assets consisted of non-accrual loans and leases of $3.8 million and foreclosed property of $660,000 as of June 30, 2007. This represented approximately 0.46% of total assets as of June 30, 2007, compared to $1.1 million, or 0.14% of total assets, as of December 31, 2006. The increase in non-accrual loans is a function of the addition of four unrelated relationships where the contractual principal and interest payments have gone 90 days past due. The primary growth in non-accrual loans is related to loans with principal source of repayment from the sale of real estate. The real estate markets in our primary business areas have slowed. Adding to the increase in non-accrual loans is one commercial credit experiencing significant cash flow problems. In addition, non-performing assets have increased due to the addition of one foreclosed property, with a carrying value of $660,000, during the first quarter of 2007. Currently, First Business Bank does not expect a loss on this property.
As discussed in the results of operations, we recorded a provision for loan and lease losses of $701,000 for the three months ended June 30, 2007 compared to $71,000 provision for the three months ended June 30, 2006. For the six month period ended June 30, 2007, we recorded a provision for loan and lease loss of $1.3 million compared to $71,000 for the comparable period of the prior year. The primary drivers of the increased provision are an increased amount of specific reserves required for impaired loans and increased inherent risk associated with a growing portfolio. There have been no significant changes to our underwriting standards. Through proactive loan and lease portfolio monitoring, management has identified weakening of key performance indicators based upon our clients’ financial statements which has elevated the number and amount of loans on management attention watch lists. In addition, there is an increase in non-accrual loans and leases with no specific concentration of any particular industry identified. Non-accrual loans and leases are considered an indicator of potential future losses.
The Corporation’s non-accrual loans and leases consisted of the following at June 30, 2007 and December 31, 2006, respectively.

	June 30,	December 31,
	2007	2006
Non-accrual loans	$3,181	$1,109
Non-accrual leases	—	—

Total non-accrual loans and leases	3,181	1,109
Foreclosed properties and repossessed assets	660	—

Total non-performing assets	$3,841	$1,109

Performing troubled debt restructurings	$—	$—

Total non-accrual loans and leases to total loans and leases	0.45%	0.17%
Total non-performing assets to total assets	0.46	0.14
Allowance for loan and lease losses to total loans and leases	1.35	1.28
Allowance for loan and lease losses to non-accrual loans and leases	301.73	748.06

The following represents information regarding the Corporation’s impaired loans:

	As of and for	As of and for
	the Six Months	the Year
	ended	Ended
	June 30,	December 31,
	2007	2006
Impaired loans and leases with no impairment reserves required	$1,050	$683
Impaired loans and leases with impairment reserves required	2,136	1,404

Total impaired loans and leases	3,186	2,087
Less:
Impairment reserve (included in allowance for loan and lease loss)	1,369	863

Net impaired loans and leases	$1,817	$1,224

Average impaired loans and leases	$2,710	$1,444

Foregone interest income attributable to impaired loans and leases	$188	$210
Interest income recognized on impaired loans and leases	27	217

Net foregone interest income on impaired loans and leases	$161	$(7)

A summary of the activity in the allowance for loan and lease losses follows:

	For the Three Months Ended		For the Six Months
	June 30,		Ended June 30,
	2007	2006	2007	2006
		(In Thousands)
Allowance at beginning of period	$8,896	$6,774	8,296	$6,773

Recoveries:
Commercial real estate and other mortgage	1	1	2	2
Commercial	—	—	23	—

Total recoveries	1	1	25	2
Provision for loan and lease loss	701	71	1,277	71

Allowance at end of period	$9,598	$6,846	9,598	$6,846

Allowance to average loans and leases	1.40%	1.27%	1.43%	1.27%
There were no charge-offs in the loan portfolio for the three and six months ended June 30, 2007 or June 30, 2006.
Liquidity and Capital Resources
During the three and six months ended June 30, 2007 and the year ended December 31, 2006, the Banks did not make dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at June 30, 2007 are the repayment of interest payments due on subordinated debentures. The Corporation expects to meet its liquidity needs through existing cash flow sources, its line of credit in the amount of $7.5 million of which $5.2 million is outstanding on June 30, 2007 and through any future dividends received from the Banks. The Corporation and its subsidiaries continue to have a strong capital base and the Corporation’s regulatory capital ratios continue to be above the defined minimum regulatory ratios. In addition to the capital instruments on the June 30, 2007 balance sheet the Corporation has the option through September 2007 to draw up to an additional $10.0 million of subordinated debt in order to manage its capital position.

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
Brokered deposits are used by the Banks, which allows them to gather funds across a larger geographic base at price levels considered attractive. Access to such deposits allows the flexibility to not pursue single service deposit relationships in markets that have experienced some unprofitable pricing levels. There were $406.1 million of outstanding brokered deposits at June 30, 2007 compared to $325.9 million of deposits as of December 31, 2006. In addition, the administrative costs associated with brokered deposits are considerably less than the administrative costs that would be incurred to administer a similar level of local deposits. Although local market deposits are expected to increase as new client relationships are established and as marketing efforts are made to increase the balances in existing clients’ deposit accounts, we will likely continue to use brokered deposits. In order to provide for ongoing liquidity and funding, all of the brokered deposits are certificates of deposit that do not allow for withdrawal, at the option of the depositor, before the stated maturity. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure so that at least 90 days of maturities would be funded through other means, including but not limited to advances from the Federal Home Loan Bank, replacement with higher cost local market deposits or cash flow from borrower repayments and security maturities.
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
As of June 30, 2007, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions (DFI) categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.
In addition, the Banks exceeded minimum net worth requirement of 6.0% as required by the State of Wisconsin at December 31, 2006.

The following table summarizes the Corporation and Banks’ capital ratios and the ratios required by their federal regulators at June 30, 2007 and December 31, 2006, respectively:

					Minimum Required to be
					Well Capitalized Under
			Minimum Required for		Prompt Corrective Action
	Actual		Capital Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(In Thousands)
As of June 30, 2007

Total capital (to risk-weighted assets) Consolidated	$75,824	9.80%	$61,866	8.00%	N/A	N/A
First Business Bank	69,210	10.14	54,582	8.00	$68,228	10.00%
First Business Bank – Milwaukee	9,900	11.05	7,168	8.00	8,960	10.00

Tier 1 capital (to risk-weighted assets) Consolidated	$45,226	5.85%	$30,933	4.00%	N/A	N/A
First Business Bank	62,025	9.09	27,291	4.00	$40,937	6.00%
First Business Bank – Milwaukee	8,764	9.78	3,584	4.00	5,376	6.00

Tier 1 capital (to average assets) Consolidated	$45,226	5.55%	$32,603	4.00%	N/A	N/A
First Business Bank	62,025	8.77	28,292	4.00	$35,365	5.00%
First Business Bank – Milwaukee	8,764	7.84	4,470	4.00	5,588	5.00%

					Minimum Required to be
					Well Capitalized Under
			Minimum Required for		Prompt Corrective Action
	Actual		Capital Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(In Thousands)
As of December 31, 2006

Total capital (to risk-weighted assets) Consolidated	$73,241	10.40%	$56,360	8.00%	N/A	N/A
First Business Bank	64,443	10.49	49,144	8.00	$61,430	10.00%
First Business Bank – Milwaukee	10,205	11.31	7,218	8.00	9,022	10.00

Tier 1 capital (to risk-weighted assets) Consolidated	$43,944	6.24%	$28,180	4.00%	N/A	N/A
First Business Bank	57,838	9.42	24,572	4.00	$36,858	6.00%
First Business Bank – Milwaukee	9,070	10.05	3,609	4.00	5,413	6.00%

Tier 1 capital (to average assets) Consolidated	$43,944	5.99%	$29,331	4.00%	N/A	N/A
First Business Bank	57,838	9.22	25,086	4.00	$31,358	5.00%
First Business Bank – Milwaukee	9,070	8.50	4,269	4.00	5,336	5.00

Contractual Obligations and Off-balance Sheet Arrangements
There have been no significant changes to the Corporation’s contractual obligations and off-balance arrangements disclosed in our Form 10-K at December 31, 2006 with the exception of a new lease agreement signed for our loan production office located in the Northeast Region of Wisconsin. The lease begins upon completion of construction of the facility, which is expected during the fourth quarter of 2007, and provides for annual expense of $124,000 on a straight-line basis incorporating rental escalation clauses. As discussed in Note 2 of the Notes to Unaudited Consolidated Financial Statements, we have adopted the provisions of FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes and upon adoption have a liability associated with our uncertain tax positions of approximately $1.4 million recorded in our consolidated financial statements. At this time, there is no unrecognized tax benefit that is expected to significantly increase or decrease within the next twelve months. Management continues to believe there is adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.
Item 3. – Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk, or market risk, arises from exposure of our financial position to changes in interest rates. It is our strategy to reduce the impact of interest rate risk on net interest margin by maintaining a favorable match between the maturities and repricing dates of interest-earning assets and interest-bearing liabilities. This strategy is monitored by the Banks’ respective Asset/Liability Management Committees, in accordance with policies approved by the Banks’ respective Board of Directors. These committees meet regularly to review the sensitivity of our assets and liabilities to changes in interest rates, liquidity needs and sources, and pricing and funding strategies.
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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation’s economic sensitivity to change in rates at June 30, 2007 has not changed materially since December 31, 2006.
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

There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
Part II. Other Information
Item 1. – Legal Proceedings
From time to time, the Corporation and its subsidiaries are engaged in legal proceedings in the ordinary course of their respective businesses. Management believes that any liability arising from any such proceedings currently existing or threatened will not have a material adverse effect on the Corporation’s financial position, results of operations, and cash flows.
Item 1A. – Risk Factors
There have been no material changes to risk factors as previously disclosed in Item 1A. to Part 1 of the Corporation’s Form 10-K filed on March 15, 2007.
Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	that May Yet be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans	the Plans or
Period	Shares Purchased	Per Share	or Programs	Programs
April 1 – 30, 2007	50	$22.00	—	N/A
May 1 – 30, 2007	—	—	—	N/A
June 1 – 30, 2007	—	—	—	N/A
Item 3. – Defaults Upon Senior Securities
     Not applicable.
Item 4. – Submission of Matters to a Vote of Security Holders
     The following matters were submitted to a vote during the annual meeting held May 7, 2007:

	Number of Shares
	For	Against	Abstained	Withheld	Non-Votes
Election of Directors for a three-year term expiring in 2010:
Jan A. Eddy	1,884,438	—	—	18,037	—
John M. Silseth	1,886,919	—	—	15,556	—
Dean W. Voeks	1,876,468	—	—	26,007	—

Item 5. – Other Information.
     None.
Item 6. – Exhibits.
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
Chief Executive Officer

July 26, 2007