Form 10-Q
period 2007-09-30
First Business Financial Services, Inc.
filed 2007-10-29
CIK 1305399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2007
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
Yes ☐                      No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on October 19, 2007 was 2,548,213 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(In Thousands, Except Share Data)
	(Unaudited)
Assets
Cash and due from banks	$13,786	$19,215
Short-term investments	65	246

Cash and cash equivalents	13,851	19,461
Securities available-for-sale, at fair value	93,163	100,008
Loans and leases receivable, net of allowance for loan and lease losses of $10,196 and $8,296, respectively	748,563	639,867
Leasehold improvements and equipment, net	1,090	1,051
Cash surrender value of bank-owned life insurance	14,574	13,469
Investment in Federal Home Loan Bank stock, at cost	2,367	2,024
Goodwill and other intangibles	2,794	2,817
Accrued interest receivable and other assets	11,265	9,626

Total assets	$887,667	$788,323

Liabilities and Stockholders’ Equity
Deposits	$749,914	$640,266
Securities sold under agreement to repurchase	—	451
Federal Home Loan Bank and other borrowings	76,639	92,519
Accrued interest payable and other liabilities	12,649	9,331

Total liabilities	839,202	742,567

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $10 par value, 10,000 Series A shares and 10,000 Series B shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 8,000,000 shares authorized, 2,575,831 and 2,516,193 shares issued, 2,552,195 and 2,493,578 outstanding in 2007 and 2006, respectively	26	25
Additional paid-in capital	23,336	23,029
Retained earnings	26,088	24,237
Accumulated other comprehensive loss	(434)	(1,005)
Treasury stock (23,636 and 22,615 shares in 2007 and 2006, respectively), at cost	(551)	(530)

Total stockholders’ equity	48,465	45,756

Total liabilities and stockholders’ equity	$887,667	$788,323

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended,
	September 30,		September 30,
	2007	2006	2007	2006
		(In Thousands, Except Share Data)
Interest income:
Loans and leases	$14,177	$11,097	$40,277	$31,415
Securities income, taxable	1,032	1,026	3,162	2,974
Short-term investments	66	42	140	123

Total interest income	15,275	12,165	43,579	34,512

Interest expense:
Deposits	8,464	6,571	23,962	18,087
Notes payable and other borrowings	949	617	2,736	1,616
Junior subordinated debentures	—	260	—	762

Total interest expense	9,413	7,448	26,698	20,465

Net interest income	5,862	4,717	16,881	14,047
Provision for loan and lease losses	596	413	1,873	484

Net interest income after provision for loan and lease losses	5,266	4,304	15,008	13,563

Non-interest income:
Service charges on deposits	175	186	522	563
Credit, merchant and debit card fees	51	51	154	129
Loan fees	128	181	466	472
Increase in cash surrender value of bank-owned life insurance	175	154	515	452
Trust and investment services fee income	524	361	1,415	1,022
Change in fair value of interest rate swaps	—	(68)	—	(239)
Net cash settlement of interest rate swaps	—	74	—	92
Other	48	65	187	183

Total non-interest income	1,101	1,004	3,259	2,674

Non-interest expense:
Compensation	3,171	2,508	9,136	7,524
Occupancy	262	247	783	743
Equipment	130	117	367	364
Data processing	264	228	760	673
Marketing	260	237	788	657
Professional fees	291	331	1,054	913
Other	566	465	1,719	1,309

Total non-interest expense	4,944	4,133	14,607	12,183

Income before income tax expense	1,423	1,175	3,660	4,054
Income tax expense	538	309	1,318	1,252

Net income	$885	$866	$2,342	$2,802

Earnings per share:
Basic	$0.36	$0.35	$0.95	$1.15
Diluted	0.36	0.35	0.95	1.14
Dividends declared per share	0.065	0.06	0.195	0.18
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	loss	stock	Total
		(In Thousands, Except Share Data)
Balance at December 31, 2005	$24	$22,712	$21,085	$(1,469)	$(509)	$41,843
Comprehensive income:
Net income	—	—	2,802	—	—	2,802
Unrealized securities losses arising during the period	—	—	—	(14)	—	(14)
Unrealized derivatives gains arising during the period	—	—	—	4	—	4
Reclassification adjustment for realized loss on derivatives	—	—	—	86	—	86
Income tax effect	—	—	—	2	—	2

Comprehensive income						2,880
Share-based compensation — restricted shares	1	117	—	—	—	118
Cash dividends ($0.18 per share)	—	—	(446)	—	—	(446)
Treasury stock purchased (869 shares)	—	—	—	—	(21)	(21)
Stock options exercised (9,280 shares)	—	136	—	—	—	136

Balance at September 30, 2006	$25	$22,965	$23,441	$(1,391)	$(530)	$44,510

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	loss	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2006	$25	$23,029	$24,237	$(1,005)	$(530)	$45,756
Comprehensive income:
Net income	—	—	2,342	—	—	2,342
Unrealized securities gains arising during the period	—	—	—	875	—	875
Unrealized derivative losses arising during the period	—	—	—	(4)	—	(4)
Reclassification adjustment for realized losses on derivatives	—	—	—	2	—	2
Income tax effect	—	—	—	(302)	—	(302)

Comprehensive income						2,913
Share-based compensation — restricted shares	1	270	—	—	—	271
Cash dividends ($0.195 per share)	—	—	(491)	—	—	(491)
Treasury stock purchased (1,021 shares)	—		—	—	(21)	(21)
Stock options exercised (3,128 shares)	—	37	—	—	—	37

Balance at September 30, 2007	$26	$23,336	$26,088	$(434)	$(551)	$48,465

See accompanying Notes to Unaudited Consolidated Financial Statements

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
	(In Thousands)
Operating activities
Net income	$2,342	$2,802
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(782)	276
Provision for loan and lease losses	1,873	484
Depreciation, amortization and accretion, net	354	459
Share-based compensation	271	118
Change in fair value of interest rate swaps	—	239
Increase in cash surrender value of bank-owned life insurance	(515)	(452)
Origination of loans originated for sale	(1,340)	(897)
Sale of loans originated for sale	1,346	797
Gain on sale of loans originated for sale	(6)	(6)
Increase in accrued interest receivable and other assets	(938)	(1,606)
Increase (decrease) in accrued interest payable and other liabilities	3,071	(796)

Net cash provided by operating activities	5,676	1,418

Investing activities
Proceeds from maturities of available-for-sale securities	16,488	16,630
Purchases of available-for-sale securities	(8,811)	(19,971)
Proceeds from sale of FHLB stock	—	771
Purchases of FHLB stock	(343)	—
Net increase in loans and leases	(110,569)	(44,647)
Purchases of leasehold improvements and equipment, net	(319)	(195)
Purchase of bank-owned life insurance	(590)	—

Net cash used in investing activities	(104,144)	(47,412)

Financing activities
Net increase in deposits	109,648	37,330
Net decrease in FHLB line of credit	(17,048)	—
Repayment of FHLB advances	(7)	(6)
Proceeds from FHLB advances	15,000	7,000
Net decrease in short-term borrowed funds	(24,276)	(497)
Proceeds from subordinated notes payable	10,000	6,000
Termination of interest rate swaps	—	(1,384)
Exercise of stock options	37	136
Cash dividends paid	(475)	(443)
Purchase of treasury stock	(21)	(21)

Net cash provided by financing activities	92,858	48,115

Net (decrease) increase in cash and cash equivalents	(5,610)	2,121
Cash and cash equivalents at the beginning of the period	19,461	16,707

Cash and cash equivalents at the end of the period	$13,851	$18,828

Supplementary cash flow information
Interest paid on deposits and borrowings	$24,726	$19,407
Income taxes paid	1,885	2,851
Transfer to other real estate owned	660	—
See accompanying Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Principles of Consolidation.
The unaudited consolidated financial statements include the accounts and results of First Business Financial Services, Inc. (FBFS or the Corporation), and its wholly-owned subsidiaries, First Business Bank, and First Business Bank — Milwaukee. All significant intercompany balances and transactions have been eliminated in consolidation.
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2007. Certain amounts in prior periods have been reclassified to conform to the current presentation. Weighted average common and diluted shares outstanding and the dilutive effect of stock options have been modified from prior year presentation to account for a correction of an error in applying the treasury stock method. Both basic and diluted earnings per share for the three months ended September 30, 2006 were unchanged and basic and diluted earnings per share for the nine months ended September 30, 2006 as previously presented were $1.13 and 1.13, respectively compared to basic and diluted earnings per share of $1.15 and 1.14, respectively as restated. Management has quantitatively and qualitatively deemed the impact of the disclosure error to be immaterial.
Note 3 — Recent Accounting Changes.
Accounting for Uncertainty in Income Taxes. The Corporation adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, there were no adjustments to the liabilities for unrecognized tax benefits. At the date of adoption, the Corporation had $1.4 million of unrecognized tax benefits. Approximately $983,000 of the unrecognized tax benefit would impact the effective tax rate if recognized. As of September 30, 2007, there was no unrecognized tax benefit that was expected to significantly increase or decrease within the next twelve months. The Corporation recognizes accrued interest relating to unrecognized tax benefits in income tax expense and penalties in other non-interest expense. As of January 1, 2007, the Corporation had accrued $91,000 of interest related to the unrecognized tax benefit. As of September 30, 2007, State of Wisconsin tax years that remain open are 1997 and 1999 through 2006. Federal tax years that remain open are 2004 through 2006.
Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of SFAS No. 115 (SFAS No. 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for sale and trading securities.

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
Note 4 — Share-Based Compensation.
The Corporation adopted an equity incentive plan in 1993 as amended in 1995, an equity incentive plan in 2001 and the 2006 Equity Incentive Plan (the Plans). The Plans are administered by the Compensation Committee of the Board of Directors of FBFS and provide for the grant of equity ownership opportunities through incentive stock options, nonqualified stock options (stock options) and restricted stock (unvested shares). A maximum of 426,147 common shares are currently authorized for awards under the Plans. 152,094 shares are available for future grants under the Plans as of September 30, 2007. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plans. The Corporation may issue new shares and shares from treasury for shares delivered under the Plans.
Stock Options
Stock options may be granted to senior executives and other employees under the Plans. Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is granted. Options granted under the Plans are subject to graded vesting, generally ranging from four to eight years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. There were no stock options granted during the nine month period ended September 30, 2007. No stock options have been granted since the Corporation met the definition of a public entity and no stock options have been modified, repurchased or cancelled. Therefore, no stock-based compensation was recognized in the consolidated statement of income for the three and nine months ended September 30, 2007 and 2006, except with respect to restricted stock awards. The Corporation expects that a majority of the outstanding stock options will fully vest. Stock option activity for the nine months ended September 30, 2007 was as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Options	Average Price	Life (Years)
Outstanding at December 31, 2006	166,168	$21.97	6.68
Granted	—	—
Exercised	(3,128)	11.91
Forfeited	(2,500)	25.00

Outstanding at end of period	160,540	22.16	6.09

Options exercisable at September 30, 2007	126,887	21.61	5.67

Restricted Shares
Under the 2001 and 2006 Equity Incentive Plans, participants may be granted restricted shares, subject to forfeiture upon the occurrence of certain events until dates specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under this plan are subject to graded vesting. For awards with graded vesting, compensation expense is recognized over the requisite service period of four years for the entire award on a straight-line basis. Upon vesting of restricted stock awards, the benefits of tax deductions in excess of recognized compensation expense is recognized as a financing cash flow activity. For the nine months ended September 30, 2007, restricted share awards vested at a date at which the market price was lower than the market value on the date of grant; therefore, there is no excess tax benefit reflected in the consolidated statements of cash flows for the period. There were no vesting events during the nine month period ending September 30, 2006. Restricted share activity for the nine months ended September 30, 2007 was as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
Nonvested balance as of December 31, 2006	45,125	$23.08
Granted	56,885	20.29
Vested	(10,024)	23.18
Forfeited	(375)	23.20

Nonvested balance as of September 30, 2007	91,611	21.33

As of September 30, 2007, there was approximately $1.7 million of deferred compensation expense related to unvested shares which is expected to be recognized over four years. As of September 30, 2007, there were no restricted shares vested and not delivered. For the nine months ended September 30, 2007 and 2006, share-based compensation expense included in net income totaled approximately $271,000 and $118,000, respectively.

Note 5 — Earnings Per Share.
Basic earnings per share for the three and nine months ended September 30, 2007 and 2006 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effect of dilutive securities is computed using the treasury stock method. For the three month periods ended September 30, 2007 and 2006, average anti-dilutive employee stock options totaled 132,200 and 65,250, respectively. For the nine month periods ended September 30, 2007 and 2006, average anti-dilutive employee stock options totaled 132,200 and 65,250, respectively.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Income available to common stockholders	$885,021	$866,302	$2,342,185	$2,801,980

Basic average shares	2,457,885	2,447,122	2,455,005	2,443,045
Dilutive effect of share-based awards	2,970	15,948	6,004	16,009

Dilutive average shares	2,460,855	2,463,070	2,461,009	2,459,054

Earnings per share:
Basic	$0.36	$0.35	$0.95	$1.15
Diluted	$0.36	$0.35	$0.95	$1.14
Note 6 — Securities.
The amortized cost and estimated fair values of securities available-for-sale were as follows:

	As of September 30, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	holding gains	holding losses	fair value
	(In Thousands)
Securities available-for-sale

U.S. Government corporations and agencies	$1,499	$—	$(10)	$1,489
Municipals	85	—	—	85
Collateralized mortgage obligations	92,233	138	(782)	91,589

	$93,817	$138	$(792)	$93,163

	As of December 31, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	holding gains	holding losses	fair value
	(In Thousands)
Securities available-for-sale

U.S. Government corporations and agencies	$1,497	$—	$(30)	$1,467
Municipals	185	—	(3)	182
Collateralized mortgage obligations	99,855	85	(1,581)	98,359

	$101,537	$85	$(1,614)	$100,008

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at September 30, 2007 and December 31, 2006. At September 30, 2007 and December 31, 2006, the Corporation had 98 and 105 securities that were in an unrealized loss position, respectively. Such securities have declined in value due to current interest rate environments and not credit quality and do not presently represent realized losses. The Corporation has the ability to and anticipates that these securities, which have been in a continuous loss position but are not other-than-temporarily impaired, will be kept in the portfolio until the unrealized loss is recovered. If held until maturity, it is anticipated that the investments will be realized with no loss. If the Corporation determines that any of the above securities are deemed other-than-temporarily impaired, the impairment loss will be recognized in the income statement.
A summary of unrealized loss information for investment securities, categorized by security type follows:

	As of September 30, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)
U.S. Government corporations and agencies	$—	$—	$1,489	$10	$1,489	$10
Collateralized mortgage obligations	12,445	42	54,428	740	66,873	782

	$12,445	$42	$55,917	$750	$68,362	$792

	As of December 31, 2006
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)
U.S. Government corporations and agencies	$—	$—	$1,467	$30	$1,467	$30
Municipals	—	—	182	3	182	3
Collateralized mortgage obligations	14,451	107	69,021	1,474	83,472	1,581

	$14,451	$107	$70,670	$1,507	$85,121	$1,614

The Corporation has not sold any available-for-sale securities during the nine months ended September 30, 2007 and 2006 and has therefore not realized any gains or losses on such transactions.
At September 30, 2007 and December 31, 2006, securities with a fair value of approximately $66.1 million and $35.4 million, respectively, were pledged to secure public deposits, securities sold under arrangements to repurchase, and Federal Home Loan Bank (FHLB) advances.

Note 7 — Loans, Leases and Allowance for Loan and Lease Losses.
Loans and leases receivable consisted of the following:

	September 30,	December 31,
	2007	2006
	(In Thousands)
First mortgage loans:
Commercial real estate	$322,808	$274,262
Construction	97,400	78,257
Multi-family	35,202	34,635
1-4 family	48,158	35,721

	503,568	422,875
Commercial and industrial loans	208,974	176,701
Direct financing leases, net	26,138	23,203
Home equity loans	9,874	8,859
Credit card and other	10,321	16,712

	758,875	648,350

Less:
Allowance for loan and lease losses	10,196	8,296
Deferred loan fees	116	187

Loans and lease receivables, net	$748,563	$639,867

An analysis of the allowance for loan and lease losses is presented below:

	Nine
	Months Ended	Year Ended
	September 30,	December 31,
	2007	2006
	(In Thousands)
Allowance at beginning of period	$8,296	$6,773
Charge-offs:
Commercial real estate and other mortgage	—	—
Commercial	—	—
Lease	—	—
Consumer	—	—

Total charge-offs	—	—

Recoveries:
Commercial real estate and other mortgage	4	4
Commercial	23	—
Lease	—	—
Consumer	—	—

Total recoveries	27	4

Net recoveries	27	4

Provision for loan and lease losses	1,873	1,519

Allowance at end of period	$10,196	$8,296

Allowance to gross loans and leases	1.34%	1.28%

Note 8 — Deposits.
Deposits consisted of the following:

	September 30, 2007		December 31, 2006
		Weighted		Weighted
	Balance	average rate	Balance	average rate
	(In Thousands)
Transaction accounts:
Demand deposits	$43,641	0.00%	$45,171	0.00%
Negotiable order of withdrawal (NOW) accounts	63,821	4.41	58,927	4.26

	107,462		104,098
Money market accounts	166,752	4.66	171,996	4.57
Certificates of deposit	475,700	4.97	364,172	4.63

	$749,914		$640,266

Note 9 — Borrowings.
Borrowings consisted of the following:

	September 30, 2007			December 31, 2006
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Balance	balance	rate	Balance	balance	rate
	(In Thousands)
Fed funds purchased and securities sold under agreements to repurchase	$11,100	$11,704	5.43%	$33,751	$13,875	5.12%
FHLB advances	34,529	22,827	4.87	36,584	19,059	4.83
Junior subordinated debentures	—	—	—	—	9,915	12.52
Line of credit	10	3,406	7.16	1,635	3,167	6.82
Subordinated notes payable	31,000	21,147	7.83	21,000	6,929	7.58
Other	—	33	7.00	—	—	—

	$76,639	$59,117	6.17	$92,970	$52,945	6.82

Short-term borrowings	$27,120			$52,443
Long-term borrowings	49,519			40,527

	$76,639			$92,970

During 2007, the Corporation increased its line of credit to $7.5 million and amended a subordinated loan agreement to provide for an additional $10 million of subordinated debt for a total of $31 million available. As of September 30, 2007, the Corporation had $10,000 outstanding under its line of credit, and $31.0 million of subordinated notes payable was outstanding.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
You should read the following discussion together with the Corporation’s Unaudited Consolidated Financial Statements and related Notes to Unaudited Consolidated Financial Statements, which are included elsewhere in this Report. The following discussion contains forward-looking statements that reflect plans, estimates and beliefs. When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective” and similar expressions and verbs in the future tense are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Corporation’s control, which could cause actual results to differ materially from those discussed in the forward-looking statements.
Unless otherwise indicated or unless the context requires otherwise, all references in this Report to “First Business Financial Services”, the “Corporation”, “FBFS”, “we”, “us”, “our”, or similar references mean First Business Financial Services, Inc. together with our subsidiaries. “First Business Bank” or “First Business Bank — Milwaukee” or the “Banks” are used to refer to our subsidiaries, First Business Bank and First Business Bank — Milwaukee, alone.
Cautionary Factors
Forward-looking statements may also be made by the Corporation from time to time in other reports and documents as well as oral presentations. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Corporation: general economic conditions; legislative and regulatory initiatives; increased competition and other effects of deregulation and consolidation of the financial services industry; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost and availability of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; general economic developments; acts of terrorism and developments in the war on terrorism; and changes in the quality or composition of loan and investment portfolios. See also Item 1A. Risk Factors in our annual Report on Form 10-K and factors regarding future operations discussed below.
Overview
FBFS is a registered bank holding company incorporated under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned banking subsidiaries, First Business Bank and First Business Bank — Milwaukee. All of the operations of FBFS are conducted through its Banks and certain subsidiaries of First Business Bank. The Corporation operates as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium sized businesses, business owners, executives, professionals and high net worth individuals. The Corporation does not utilize its locations to attract retail customers.
Results of Operations
General. Net income for the three months ended September 30, 2007 was $885,000, up 2.19% from $866,000 for the same time period in 2006. The principal factors contributing to this increase included an increase in net interest income of $1.1 million caused by volume increases associated with organic growth of our Corporation and increased non-interest income of $97,000 primarily due to increased trust and investment service fee income. Negative factors impacting the increase in net income include an increase in the loan and lease loss provision of $183,000 which is primarily due to additional reserves required for increased inherent risk associated with a growing portfolio. There was also an additional $811,000 of non-interest expenses primarily due to increases in compensation expense. Both basic and diluted earnings per share for the three months ended September 30, 2007 increased to $0.36 from $0.35 for the same period in 2006. The increase is attributable to the increase in net income.

The annualized returns on average assets and average return on equity are 0.41% and 7.45%, respectively, for the three month period ended September 30, 2007 compared to 0.50% and 7.97%, respectively for the same time period of 2006.
Net income for the nine months ended September 30, 2007 was $2.3 million, down 16.4% from $2.8 million for the same time period in 2006. The principal factors contributing to the decline in net income are related to an increase in the provision for loan and lease losses of $1.4 million and an increase in non-interest expense of $2.4 million. Positive factors offsetting the previously mentioned reductions of income include a $2.8 million increase in net interest income and $585,000 increase in non-interest income. Basic earnings per share decreased to $0.95 from $1.15 from the same period of 2006. Diluted earnings per share decreased to $0.95 from $1.14 for the same period in 2006. The decline in earnings per share is directly related to the 16.4% decline in net income. The annualized returns on average assets and average return on equity were 0.38% and 6.65%, respectively, for the nine month period ended September 30, 2007 compared to 0.55% and 8.74%, respectively, for the same time period of 2006.
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. We use this measurement to monitor our revenue growth and as one half of the performance measurements used for our non-equity incentive plans. The growth in top line revenue exceeds our target of 12.5% growth over the prior year. Based on the current pipeline and continued investment in the infrastructure of our Corporation, we believe our target growth can be sustained through the remainder of the year. The components of top line revenue were as follows:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
	(In Thousands)
Net interest income	$5,862	$4,717	24.3%	$16,881	$14,047	20.2%
Non-interest income	1,101	1,004	9.7	3,259	2,674	21.9

Total top line revenue	$6,963	$5,721	21.7	$20,140	$16,721	20.4

Net Interest Income. Net interest income depends on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management procedures used by management in responding to such changes. The table below presents the change in net interest income resulting from change in the volume of interest-earning assets or interest-bearing liabilities and change in interest rates for the three and nine months ended September 30, 2007 compared to the same period of 2006.

	For the three months ended September 30, 2007				For the nine months ended September 30, 2007
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
	(In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans	$177	$2,156	$55	$2,388	$783	$5,488	$221	$6,492
Commercial and industrial loans	(139)	812	(30)	643	49	2,161	10	2,220
Leases	(45)	108	(16)	47	(109)	279	(31)	139
Consumer loans	(1)	3	—	2	(4)	15	—	11

Total loans and leases receivable	(8)	3,079	9	3,080	719	7,943	200	8,862
Mortgage-related securities	58	(37)	(2)	19	208	19	1	228
Investment securities	4	(14)	(2)	(12)	10	(44)	(5)	(39)
Other investments	(7)	2	(1)	(6)	(11)	(11)	2	(20)
Fed funds sold and other	—	—	28	28	—	39	(5)	34
Short-term investments	1	—	—	1	6	(4)	—	2

Total net change in income on interest-earning assets	48	3,030	32	3,110	932	7,942	193	9,067

Interest-Bearing Liabilities
NOW accounts	(12)	190	(4)	174	82	560	29	671
Money market	(77)	173	(7)	89	195	829	33	1,057
Certificates – regular	216	1,215	73	1,504	943	2,776	261	3,980
Certificates – large	21	101	4	126	182	(14)	(1)	167

Total deposits	148	1,679	66	1,893	1,402	4,151	322	5,875
Junior subordinated debentures	—	(260)	—	(260)	—	(762)	—	(762)
FHLB advances	2	59	1	62	12	174	3	189
Other borrowings	48	197	25	270	182	631	118	931

Total net change in expense on interest-bearing liabilities	198	1,675	92	1,965	1,596	4,194	443	6,233

Net change in net interest income	$(150)	$1,355	$(60)	$1,145	$(664)	$3,748	$(250)	$2,834

Net interest income was $5.9 million for the three months ended September 30, 2007, up 24.3% from the same period in 2006. Net interest margin was 2.86% for the three months ended September 30, 2007 compared to 2.84% for the three months ended September 30, 2006. The yield on earning assets was 7.44% for the three months ended September 30, 2007 compared to 7.33% for the comparable period in 2006. The yield on interest-bearing liabilities was 5.01% and 4.94% for the three months ended September 30, 2007 and 2006, respectively. The improvement in net interest income is primarily attributable to favorable volume increases due to organic growth.
Interest income increased $3.1 million, or 25.6%, to $15.3 million for the three months ended September 30, 2007 compared to the same time period of the prior year primarily due to volume increases in the commercial real estate and other mortgage and commercial loan portfolios. Average loans and leases receivable increased 28.2%. The average balance of the commercial real estate and other mortgage loan portfolio was $494.0 million with a weighted average yield of 7.51% for the three months ended September 30, 2007 compared to an average balance of $376.2 million with a weighted average yield of 7.33% for the same three months of the prior year. Yields on our commercial real estate and other mortgage loan portfolio increased 18 basis points. The majority of loans in this portfolio are fixed rate in nature and are minimally impacted during a volatile interest rate market. The average balance of the commercial and industrial loan portfolio was $203.1 million with a weighted average yield of 8.84% for the three months ended September 30, 2007 compared to an average balance of $167.7 million with a weighted average yield of 9.18% for the same time period of the prior year.

The yields on our commercial and industrial loan portfolio dropped 34 basis points from the same time period one year ago. This basis point decline is partially attributable to the 50 basis point decline in the Prime rate during the month of September 2007 coupled with continued pressures to competitively price our commercial loans. Overall growth in the loan portfolio is partially attributable to the loan production office located in Oshkosh, Wisconsin which serves the Northeast region of Wisconsin coupled with the addition of new business development officers in the Madison and Milwaukee, Wisconsin markets. Yields on commercial loans also reflect the recognition of prepayment fees received on certain of our asset based lending loans.
Interest expense increased $2.0 million, or 26.4%, to $9.4 million for the three months ended September 30, 2007 compared to the same time period of 2006. The increase in interest expense was caused by increased average deposit liability balances needed to fund asset growth and the need to competitively price deposit products to attract local deposits. Shortfalls in attracting local deposits are supplemented with brokered deposits. Average deposit balances, including brokered deposits, were approximately $690.9 million at September 30, 2007 with a weighted average cost of 4.90% compared to an average balance of $549.9 million with a weighted average cost of funds of 4.79% for the same time period of 2006. Historically, our variable rate deposit liabilities, including NOW accounts and our money market accounts, were indexed to the 91 day Treasury Bill (T-Bill). Given the significant volatility in T-Bill rates during September 2007, management made the decision to change our pricing index to the Federal Funds rate. This change allowed us to continue to competitively price our products while protecting our in-market deposits and maintaining adequate liquidity within the institution. T-Bill rates were significantly lower for the three months ended September 30, 2007 when compared to the same period of 2006. However, due to our change in pricing methodology during this quarter and the relative stability of the federal funds rate during three months ended September 30, 2007, our NOW account and money market deposit yields do not reflect a large rate impact due to the declining rate environment. Rather, the majority of the increase in the interest expense on deposits is the result of adding additional brokered certificates of deposit during the third quarter of 2007 at market rates that are higher than our existing deposit base. Although overall LIBOR and Federal Funds interest rates were declining during the third quarter of 2007, brokered deposit rates did not fall as quickly due to significant demand for liquidity throughout the financial service industry as a result of liquidity issues amongst larger financial institutions that were impacted by the challenges of the sub-prime market. Interest rates on brokered deposits are fixed; however, purchases of brokered certificates are structured to match the repricing and maturity of the interest-earning asset portfolio.
Average borrowings were $60.6 million with a weighted average yield of 6.26% for the three months ended September 30, 2007 compared to $53.7 million, including junior subordinated debentures at September 30, 2006 with a weighted average yield of 6.52% for the three months ended September 30, 2006. $10.3 million of junior subordinated debentures were repaid during the fourth quarter of 2006. The decrease in the yield for borrowings is directly related to the repayment of the junior subordinated debt in 2006 replaced with subordinated notes payable at a lower rate.
Net interest margin was 2.86% for the three months ended September 30, 2007 compared to 2.84% for the comparable time period of 2006. Our net interest margin remained relatively stable primarily due to market-based pricing of assets and liabilities as well as managing the composition and duration of our interest-bearing liabilities to limit the exposure to changing rates. In addition, the change of the index of which we price our variable rate deposit products from the 91 day Treasury Bill to the Federal Funds index allows us to significantly mitigate basis risk or repricing mismatch inherent in our portfolios without implementing complicated hedging strategies to protect net interest margin in changing rate environments.
For the nine months ended September 30, 2007, net interest income was $16.9 million, up 20.2% from the same period in 2006. Net interest margin was 2.86% compared to 2.89% for the same period in the prior year. The yield on earning assets was 7.38% for the nine months ended September 30, 2007 compared to 7.11% for the nine months ended September 30, 2006. The yield on interest bearing liabilities was 4.94% and 4.64% for the nine months ended September 30, 2007 and 2006, respectively.

Interest income increased $9.1 million, or 26.2%, to $43.8 million for the nine months ended September 30, 2007 compared to the same time period of the prior year. As shown in the rate/volume table, $7.9 million of the $9.1 million increase in interest income is attributable to favorable volume increases in our loans and leases portfolio. Average loans and leases receivable have increased 25.7%. The average balance of the commercial real estate and other mortgage loan portfolio was $467.5 million with a weighted average yield of 7.37% for the nine months ended September 30, 2007 compared to an average balance of $364.3 million with a weighted average yield of 7.08% for the nine months ended September 30, 2006. The average balance of the commercial and industrial loan portfolio was $194.4 million with a weighted average yield of 9.03% for the nine months ended September 30, 2007 compared to an average balance of $162.4 million with a weighted average yield of 8.99% for the same time period of the prior year. Similar to the explanation of third quarter activity, growth in the loan portfolio is partially attributable to the loan production office located in Oshkosh, Wisconsin which serves the Northeast region of Wisconsin coupled with the addition of new business development officers in the Madison and Milwaukee, Wisconsin markets.
Interest expense increased $6.2 million, or 30.4%, to $26.7 million for the nine months ended September 30, 2007 compared to the same time period of 2006. The increase in interest expense was primarily caused by increased average deposit liability balances needed to fund asset growth and the need to competitively price deposit products to attract local deposits. Shortfalls in attracting local deposits are offset with brokered deposits. Average deposit balances, including brokered deposits, were approximately $661.1 million at September 30, 2007 with a weighted average cost of 4.83% compared to an average balance of $537.4 million with a weighted average cost of funds of 4.49% for the same time period of 2006. Average borrowings were $59.1 million at September 30, 2007 with a weighted average yield of 6.17% for the nine months ended September 30, 2007 compared to $50.3 million, including junior subordinated debentures at September 30, 2006 with a weighted average yield of 6.31% for the same time period of the prior year. $10.3 million of junior subordinated debentures were repaid during the fourth quarter of 2006. The decrease in the yield for borrowings is a direct result of the repayment of junior subordinated debentures during 2006 with subordinated notes payable at a lower interest rate.
Net interest margin was 2.86% for the nine months ended September 30, 2007 compared to 2.89% for the comparable period of 2006. Our net interest margin remained relatively stable primarily due to market-based pricing of assets and liabilities as well as managing the composition and duration of our interest-bearing liabilities to limit the exposure to changing rates.

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

	For the Three Months Ended September 30,
	2007			2006
	Average		Average	Average		Average
	balance	Interest	yield/cost	balance	Interest	yield/cost
			(In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$493,953	$9,279	7.51%	$376,230	$6,891	7.33%
Commercial and industrial loans(1)	203,071	4,490	8.84	167,696	3,847	9.18
Leases	23,935	361	6.03	17,818	314	7.05
Consumer loans	2,949	47	6.38	2,740	45	6.57

Total loans and leases receivable(1)	723,908	14,177	7.83	564,484	11,097	7.86
Mortgage-related securities(2)	89,048	1,016	4.56	92,487	997	4.31
Investment securities(2)	1,701	16	3.76	3,409	28	3.29
Federal Home Loan Bank stock	2,328	16	2.75	2,127	22	4.14
Fed funds sold and other	2,104	28	5.32	—	—	0.00
Short-term investments	1,760	22	5.00	1,755	21	4.79

Total interest-earning assets	820,849	15,275	7.44	664,262	12,165	7.33

Non-interest-earning assets	32,947			30,807

Total assets	853,796			695,069

Interest-Bearing Liabilities
NOW accounts	65,806	717	4.36%	48,755	543	4.45%
Money market	170,170	1,960	4.61	155,794	1,871	4.80
Certificates – regular	404,661	5,139	5.08	303,267	3,635	4.79
Certificates – large	50,217	648	5.16	42,095	522	4.96

Total deposits	690,854	8,464	4.90	549,911	6,571	4.79
Junior subordinated debentures	—	—	—	10,310	260	10.09
FHLB advances	24,471	300	4.90	19,605	238	4.86
Other borrowings	36,171	649	7.18	23,816	379	6.37

Total interest-bearing liabilities	751,496	9,413	5.01	603,642	7,448	4.94

Non-interest-bearing liabilities	54,757			47,944

Total liabilities	806,253			651,586
Stockholders’ equity	47,543			43,483

Total liabilities and stockholders’ equity	$853,796			$695,069

Net interest income/interest rate spread		$5,862	2.43%		$4,717	2.39%

Net interest-earning assets	$69,353			$60,620

Net interest margin			2.86%			2.84%

Average interest-earning assets to average interest-bearing liabilities	109.23%			110.00%

Return on average assets	0.41			0.50

Return on average equity	7.45			7.97

Average equity to average assets	5.57			6.26

Non-interest expense to average assets	2.32			2.38

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost of basis of assets held and available for sale.

	For the Nine Months Ended September 30,
	2007			2006
	Average		Average	Average		Average
	balance	Interest	yield/cost	balance	Interest	yield/cost
			(In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$467,544	$25,845	7.37%	$364,253	$19,353	7.08%
Commercial and industrial loans(1)	194,431	13,164	9.03	162,372	10,944	8.99
Leases	23,434	1,118	6.36	18,230	979	7.16
Consumer loans	3,093	150	6.47	2,793	139	6.64

Total loans and leases receivable(1)	688,502	40,277	7.80	547,648	31,415	7.65
Mortgage-related securities(2)	92,350	3,116	4.50	91,749	2,888	4.20
Investment securities(2)	1,661	46	3.69	3,439	85	3.30
Federal Home Loan Bank stock	2,184	46	2.81	2,607	66	3.38
Fed funds sold and other	895	36	5.36	44	2	4.98
Short-term investments	1,582	58	4.89	1,696	56	4.40

Total interest-earning assets	787,174	43,579	7.38	647,183	34,512	7.11

Non-interest-earning assets	32,263			31,043

Total assets	819,437			678,226

Interest-Bearing Liabilities
NOW accounts	68,250	2,257	4.41%	50,442	1,586	4.19%
Money market	172,617	6,039	4.66	147,989	4,982	4.49
Certificates – regular	376,800	14,000	4.95	295,057	10,020	4.53
Certificates – large	43,466	1,666	5.11	43,863	1,499	4.56

Total deposits	661,133	23,962	4.83	537,351	18,087	4.49
Junior subordinated debentures	—	—	—	10,310	762	9.85
FHLB advances	22,827	834	4.87	17,981	645	4.78
Other borrowings	36,290	1,902	6.99	21,994	971	5.89

Total interest-bearing liabilities	720,250	26,698	4.94	587,636	20,465	4.64

Non-interest-bearing liabilities	52,260			47,841

Total liabilities	772,510			635,477
Stockholders’ equity	46,927			42,749

Total liabilities and stockholders’ equity	$819,437			678,226

Net interest income/interest rate spread		$16,881	2.44%		$14,047	2.47%

Net interest-earning assets	$66,924			59,547

Net interest margin			2.86%			2.89%

Average interest-earning assets to average interest-bearing liabilities	109.29%			110.13%

Return on average assets	0.38			0.55

Return on average equity	6.65			8.74

Average equity to average assets	5.73			6.30

Non-interest expense to average assets	2.38			2.40

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost of basis of assets held and available for sale.

Non-Interest Income. Non-interest income, consisting primarily of fees earned for trust and investment services, deposit and loan related fees, changes in fair value of interest rate swaps and income from bank-owned life insurance, increased $97,000, or 9.6%, to $1.1 million for the three months ended September 30, 2007 from $1.0 million for the same period in 2006. Trust and investment services fee income increased $163,000, or 45.1%, to $524,000 for the three months ended September 30, 2007 compared to $361,000 for the same period in 2006. Fee income generated from trust assets under management increased $98,000 when comparing the three months ended September 30, 2007 and 2006, respectively. Trust assets under management increased approximately $106.7 million to $287.1 million at September 30, 2007 compared to $180.4 million at September 30, 2006, primarily due to successful sales efforts. Trust and investment service fee income also includes investment service commissions. As a result of increased client activity, and due in part to timing of commissions paid, investment service commissions increased approximately $65,000, or 92.5% when comparing the three months ended September 30, 2007 and 2006.
Non-interest income for the nine months ended September 30, 2007 increased $585,000, or 21.9%, to $3.3 million from $2.7 million for the comparable period of 2006. Similar to the explanation for the third quarter activity, non-interest income increases are primarily due to increased trust and investment services fee income. Trust and investment service fee income increased $393,000, or 38.4%, to $1.4 million for the nine months ended September 30, 2007 from $1.0 million for the nine months ended September 30, 2006. This is primarily driven by a 59.1% increase in trust assets under management. In addition, non-interest income also increased due to the 2006 negative change in fair value of interest rate swaps and net cash settlement of interest rate swaps which decreased 2006 period revenue by approximately $147,000. A majority of our interest rate swaps were terminated during the first quarter of 2006, and the remaining interest rate swaps matured in various subsequent periods. No new swaps were entered into during the last twelve months ending September 30, 2007.
Provision for Loan and Lease Losses. The provision for loan and lease losses totaled $596,000 and $413,000 for the three months ended September 30, 2007 and 2006, respectively. The provision for the nine months ended September 30, 2007 and 2006 was $1.9 million and $484,000, respectively. The increase in the provision for loan and lease losses is primarily due to the increased inherent risk associated with a growing loan and lease portfolio and an increase of specific reserves required for impaired loans, among other factors prescribed by our allowance for loan and lease loss methodology. The provision for loan and lease losses is dependent upon the credit quality of loans and leases, the increased inherent risk associated with a growing portfolio, the risk inherent in specific loan types and management’s assessment of the collectibility of loans and leases under current economic conditions. There have been no material changes to our underwriting standards. In order to establish the level of the allowance for loan and lease losses, management regularly reviews its historical charge-off migration analysis and an analysis of the current level and trend of several factors that management believes provide an indication of losses in the loan and lease portfolio. These factors include delinquencies, volume, average size, average risk rating, technical defaults, geographic concentrations, industry concentrations, loans and leases on the management attention watch list, experience in the credit granting functions and changes in underwriting standards, and level of non-performing assets and related fair value of underlying collateral. Refer to Asset Quality for further information.
Non-Interest Expense. Non-interest expense increased $811,000, or 19.6%, to $4.9 million for the three months ended September 30, 2007 from $4.1 million for the comparable period of 2006, primarily due to an increase in compensation expense. In general, non-interest expenses are influenced by the growth of operations, with additional employees necessary to staff such growth. Compensation expense increased $663,000, or 26.4%, to $3.2 million from $2.5 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase is due to more full-time equivalent employees, higher compensation levels from normal annual salary reviews, additional compensation expense associated with share-based compensation awards, and increased healthcare costs.
Non-interest expense increased $2.4 million, or 19.9%, to $14.6 million for the nine months ended September 30, 2007 from $12.2 million for the comparable period of 2006, primarily due to an increase in compensation expense, marketing expense, professional fees, and other expenses. Compensation expense increased $1.6 million, or 21.4%, to $9.1 million for the nine months ended September 30, 2007 compared to $7.5 million for the comparable period of 2006. As discussed earlier, the increase was due to more full-time equivalent employees (FTEs), higher compensation levels from normal annual salary reviews, additional compensation expense associated with share-based compensation awards and increased healthcare costs. We continued to invest in additional people to provide for the future growth of our Corporation. From September 2006 to September 2007, our employee count increased by 16 FTEs with an emphasis on the addition of business development officers. The majority of the positions created are bonus eligible positions, which resulted in an increased bonus accrual. We believe this investment in our people provides a strong foundation to meet our growth initiatives. Share-based compensation expense increased approximately $153,000 when comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2006. We began issuing restricted share awards in 2006, and the increase in this expense represents the recognition in 2007 of nine months of expense relating to the 2006 awards that were granted periodically during fiscal year 2006. This expense will continue to grow until there are four years of expense as restricted shares generally vest over a four year period and then will only fluctuate due to factors including number of shares granted and market price at which those shares are granted.
Marketing expense increased $131,000, or 19.9%, to $788,000 for the nine months ended September 30, 2007 from $657,000 in the comparable period of 2006. The increase is due to the timing of completion of planned advertising campaigns, including those campaigns associated with market expansion, during 2007 and 2006. Professional fees increased $141,000, or 15.4%, to $1.1 million for the nine months ended September 30, 2007 from $913,000 for the comparable period of 2006. The increase was attributable to increased audit fees, directors’ fees and use of third party consultants to assist us with a system upgrade. Other non-interest expense increased $410,000, or 31.3%, to $1.7 million for the nine months ended September 30, 2007 from $1.3 million for the comparable period in 2006. The increase was caused by several factors including the recognition of our portion of the loss associated with Aldine Capital Fund Limited Partnership (approximately $199,000), increased legal fees and other expenses associated with defending our positions with certain loans and real estate owned (approximately $56,000), increased charitable donations (approximately $45,000), and increased training expenses (approximately $35,000). Our investment in Aldine Capital Fund Limited Partnership is accounted for under the equity method and the losses represent our pro-rata share of the operating costs given the relatively new status of this private equity partnership. Aldine Capital Fund Limited Partnership began operations in October 2006.
Income Taxes. Income tax expense was $538,000 for the three months ended September 30, 2007, with an effective rate of 37.8% compared to $309,000 with an effective rate of 26.2% for the three months ended September 30, 2006. Income tax expense was $1.3 million for the nine months ended September 30, 2007, with an effective rate of 36.0% compared to $1.3 million with an effective rate of 30.9% for the nine months ended September 30, 2006. The primary reason for the increase in the effective tax rate is due to increased state income tax expense including interest related to uncertain tax liabilities coupled with a decline in the level of tax credits.
Financial Condition
General. The total assets of the Corporation increased $99.3 million, or 12.6%, to $887.7 million at September 30, 2007 from $788.3 million at December 31, 2006, primarily in the loan and lease portfolio. The allowance for loan and lease losses was 1.34% at September 30, 2007 of gross loans and leases compared to 1.28% at December 31, 2006.
Securities. Securities available-for-sale decreased $6.8 million to $93.2 million at September 30, 2007 from $100.0 million at December 31, 2006, primarily due to principal pay-downs received. Principal pay-downs received from our collateralized mortgage obligation portfolio were used to fund loan and lease growth. Our available-for-sale investment portfolio primarily consists of collateralized mortgage obligations and is used to provide a source of liquidity while maximizing the earnings potential of the Banks’ assets. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. While collateralized mortgage obligations present prepayment risk and extension risk, the overall credit risk associated with these investments is minimal as approximately 47.6% of the obligations we hold were issued by government agencies and 52.4% of the obligations we hold were issued by government sponsored agencies. The securities within our portfolio are not collateralized by sub-prime mortgages.

The estimated pre-payment streams associated with this portfolio allow us to better match our short-term liabilities. There were no sales of securities during the three and nine months ended September 30, 2007 and 2006.
The average balance of our available-for-sale portfolio for the three months ended September 30, 2007 was $90.7 million, with an average yield of 4.55%, compared to an average balance of $95.9 million, with an average yield of 4.28% for the same period last year. The average balance of our available-for-sale portfolio for the nine months ended September 30, 2007 was $94.0 million, with an average yield of 4.48%, compared to an average balance of $95.2 million, with an average yield of 4.16% for the same nine months of last year.
Loans and Leases Receivable. Loans and lease receivables, net of allowance for loan and lease losses, increased $108.7 million, or 17.0%, to $748.6 million at September 30, 2007 from $639.9 million at December 31, 2006. The Banks principally originate commercial business loans and commercial real estate loans. The overall mix of the loan and lease portfolio at September 30, 2007 remains relatively consistent with the mix at December 31, 2006 continuing with a concentration in commercial real estate mortgage loans. Growth in the loan and lease portfolio is attributable to successful sales efforts by the expanded sales team to extend credit to established and new client relationships, including production from our loan production office located in the Northeast region of Wisconsin. Our pipeline of potential new business remains strong and we expect continued growth in the loan and lease portfolio.
Allowance for loan and lease loss as a percentage of gross loans was 1.34% as of September 30, 2007 compared to 1.28% at December 31, 2006. Non-accrual loans increased to 0.41% of total loans at September 30, 2007 from 0.17% of total loans and leases at December 31, 2006. Increased inherent risk due to a growing portfolio, increased amount of non-accrual loans, increased specific reserves needed for impaired loans, and increased levels of loans on our management attention watch lists resulted in an increased loan and lease loss provision during the nine month period ending September 30, 2007. Management believes the allowance for loan and lease losses is adequate at September 30, 2007. Our non-performing assets as a percentage of total assets were 0.43% at September 30, 2007 which is lower than our peer group median. Refer to the Asset Quality section for more information.
Deposits. As of September 30, 2007, deposits increased $109.6 million to $749.9 million from $640.3 million at December 31, 2006. The increase during the nine months ended September 30, 2007 was primarily attributable to an increase of brokered certificates of deposit. Brokered certificates of deposit represented $414.9 million of total deposits at September 30, 2007 compared to $323.4 million of total deposits at September 30, 2006. Our net loan and lease portfolio grew $108.7 million, and we primarily funded this growth with brokered deposits. Brokered deposits are generally a lower cost source of funds when compared to the interest rates on deposits with similar terms that would need to be offered in the local markets to generate a sufficient level of funds.
Borrowings. The Corporation had borrowings, including securities sold under agreements to repurchase, of $76.6 million as of September 30, 2007 compared to $93.0 million as of December 31, 2006, a decrease of $16.3 million, or 17.6%. We use borrowings to offset variability of deposit flows and generally as a temporary funding source for the growth of our balance sheet. A primary reason for the decrease of borrowings was due to a lower level of outstanding federal funds purchased at September 30, 2007 when compared to December 31, 2006. We experienced strong growth at the end of fiscal year 2006 that was temporarily funded by federal funds purchased but was repaid upon the attainment of the appropriate level of brokered deposits. In September 2007, we also borrowed an additional $10 million of subordinated notes payable. Proceeds were used to ensure that funds are available to each of our Banks to satisfy capital requirements.

Asset Quality
Non-performing Assets. Non-performing assets consisted of non-accrual loans and leases of $3.1 million and foreclosed property of $660,000 as of September 30, 2007. This represented approximately 0.43% of total assets as of September 30, 2007, compared to $1.1 million, or 0.14% of total assets, as of December 31, 2006. The increase in non-accrual loans is a function of the addition of four unrelated borrowers where the contractual principal and interest payments have gone 90 days past due and are related to loans where the principal source of repayment is from the sale of real estate. Adding to the increase in non-accrual loans is one commercial loan where the borrower is experiencing significant cash flow problems. Non-performing assets have also increased due to the addition of one foreclosed property, with a carrying value of $660,000, during the first quarter of 2007. Currently, First Business Bank does not expect a loss on this property. No additional significant loans have been placed on non-accrual status during the three months ended September 30, 2007.
As discussed in the results of operations, we recorded a provision for loan and lease losses of $596,000 for the three months ended September 30, 2007 compared to $413,000 provision for the three months ended September 30, 2006. For the nine month period ended September 30, 2007, we recorded a provision for loan and lease losses of $1.9 million compared to $484,000 for the comparable period of the prior year. The primary drivers of the increased provision are an increased amount of specific reserves required for impaired loans and increased inherent risk associated with a growing portfolio. There have been no significant changes to our underwriting standards. Through proactive loan and lease portfolio monitoring, management has identified weakening of key performance indicators based upon our clients’ financial statements which has elevated the number and amount of loans on management attention watch lists. In addition, there is an increase in non-accrual loans and leases with no specific concentration of any particular industry identified. Non-accrual loans and leases are considered an indicator of potential future losses.
The Corporation’s non-accrual loans and leases consisted of the following at September 30, 2007 and December 31, 2006, respectively.

	September 30,	December 31,
	2007	2006
	(In Thousands)
Non-accrual loans	$3,122	$1,109
Non-accrual leases	—	—

Total non-accrual loans and leases	3,122	1,109
Foreclosed properties and repossessed assets	660	—

Total non-performing assets	$3,782	$1,109

Performing troubled debt restructurings	$—	$—

Total non-accrual loans and leases to total loans and leases	0.41%	0.17%
Total non-performing assets to total assets	0.43	0.14
Allowance for loan and lease losses to total loans and leases	1.34	1.28
Allowance for loan and lease losses to non-accrual loans and leases	326.59	748.06

The following represents information regarding the Corporation’s impaired loans:

	As of and for	As of and for
	the Nine	the Year
	Months Ended	Ended
	September 30,	December 31,
	2007	2006
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$420	$683
Impaired loans and leases with impairment reserves required	2,702	1,404

Total impaired loans and leases	3,122	2,087
Less:
Impairment reserve (included in allowance for loan and lease loss)	1,432	863

Net impaired loans and leases	$1,690	$1,224

Average impaired loans and leases	$2,850	$1,444

Foregone interest income attributable to impaired loans and leases	$278	$210
Interest income recognized on impaired loans and leases	28	217

Net foregone interest income on impaired loans and leases	$250	$(7)

A summary of the activity in the allowance for loan and lease losses follows:

	For the Three Months Ended		For the Nine Months
	September 30,		Ended September 30,
	2007	2006	2007	2006
		(In Thousands)
Allowance at beginning of period	$9,598	$6,846	$8,296	$6,773

Recoveries:
Commercial real estate and other mortgage	2	1	4	—
Commercial	—	—	23	3

Total recoveries	2	1	27	3
Provision for loan and lease loss	596	413	1,873	484

Allowance at end of period	$10,196	$7,260	$10,196	$7,260

Allowance to average loans and leases	1.41%	1.24%	1.48%	1.24%
There were no charge-offs in the loan portfolio for the three and nine months ended September 30, 2007 or September 30, 2006.
Liquidity and Capital Resources
During the three and nine months ended September 30, 2007 and the year ended December 31, 2006, the Banks did not make dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at September 30, 2007 are the repayment of interest payments due on subordinated debentures. The Corporation expects to meet its liquidity needs through existing cash flow sources, its line of credit in the amount of $7.5 million of which $10,000 is outstanding on September 30, 2007 and through any future dividends received from the Banks. The Corporation and its subsidiaries continue to have a strong capital base and the Corporation’s regulatory capital ratios continue to be above the defined minimum regulatory ratios.

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
Brokered deposits are used by the Banks, which allows them to gather funds across a larger geographic base at price levels considered attractive. Access to such deposits allows the flexibility to not pursue single service deposit relationships in markets that have experienced some unprofitable pricing levels. There were $414.9 million of outstanding brokered deposits at September 30, 2007 compared to $323.4 million of brokered deposits as of December 31, 2006. In addition, the administrative costs associated with brokered deposits are considerably less than the administrative costs that would be incurred to administer a similar level of local deposits. Although local market deposits are expected to increase as new client relationships are established and as marketing efforts are made to increase the balances in existing clients’ deposit accounts, we will likely continue to use brokered deposits. In order to provide for ongoing liquidity and funding, all of the brokered deposits are certificates of deposit that do not allow for withdrawal, at the option of the depositor, before the stated maturity. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure so that at least 90 days of maturities would be funded through other means, including but not limited to advances from the Federal Home Loan Bank, replacement with higher cost local market deposits or cash flow from borrower repayments and security maturities.
On September 26, 2007, the Federal Home Loan Bank of Chicago (FHLBC) issued a press release on Form 8-K indicating the receipt of a draft consent cease and desist order from its regulator, the Federal Housing Finance Board (Finance Board). Under the terms of the draft order, capital stock repurchases and redemptions of FHLBC stock would be prohibited until such time as may be determined by the Finance Board unless the FHLBC has received approval. The draft order also proposes that dividend declarations would also be subject to prior written approval. We currently hold, at cost, $2.4 million of FHLBC stock, all of which we believe we will ultimately be able to recover. Based upon correspondence we received from the FHLBC, also incorporated into FHLBC’s 8-K, there is currently no expectation that this cease and desist order will impact the short- and long-term funding options provided by the FHLBC.
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
As of September 30, 2007, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions (DFI) categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.
In addition, the Banks exceeded minimum net worth requirement of 6.0% as required by the State of Wisconsin at December 31, 2006.

The following table summarizes the Corporation and Banks’ capital ratios and the ratios required by their federal regulators at September 30, 2007 and December 31, 2006, respectively:

					Minimum Required to be
					Well Capitalized Under
			Minimum Required for		Prompt Corrective Action
	Actual		Capital Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
As of September 30, 2007

Total capital (to risk-weighted assets)
Consolidated	$87,302	10.58%	$66,044	8.00%	N/A	N/A
First Business Bank	74,435	10.19	58,421	8.00	$73,026	10.00%
First Business Bank – Milwaukee	9,919	10.65	7,451	8.00	9,314	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$46,106	5.58%	33,022	4.00%	N/A	N/A
First Business Bank	66,761	9.14	29,211	4.00	$43,816	6.00%
First Business Bank – Milwaukee	8,738	9.38	3,725	4.00	5,588	6.00

Tier 1 capital (to average assets)
Consolidated	$46,106	5.41%	34,108	4.00%	N/A	N/A
First Business Bank	66,761	9.01	29,640	4.00	$37,050	5.00%
First Business Bank – Milwaukee	8,738	7.79	4,488	4.00	5,610	5.00%

					Minimum Required to be
					Well Capitalized Under
			Minimum Required for		Prompt Corrective Action
	Actual		Capital Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
As of December 31, 2006

Total capital (to risk-weighted assets)
Consolidated	$73,241	10.40%	$56,360	8.00%	N/A	N/A
First Business Bank	64,443	10.49	49,144	8.00	$61,430	10.00%
First Business Bank – Milwaukee	10,205	11.31	7,218	8.00	9,022	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$43,944	6.24%	$28,180	4.00%	N/A	N/A
First Business Bank	57,838	9.42	24,572	4.00	$36,858	6.00%
First Business Bank – Milwaukee	9,070	10.05	3,609	4.00	5,413	6.00%

Tier 1 capital (to average assets)
Consolidated	$43,944	5.99%	$29,331	4.00%	N/A	N/A
First Business Bank	57,838	9.22	25,086	4.00	$31,358	5.00%
First Business Bank – Milwaukee	9,070	8.50	4,269	4.00	5,336	5.00

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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation’s economic sensitivity to change in rates at September 30, 2007 has not changed materially since December 31, 2006.
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

There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
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
Item 1A. — Risk Factors
There have been no material changes to risk factors as previously disclosed in Item 1A. to Part 1 of the Corporation’s Form 10-K filed on March 15, 2007.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	The following transactions occurred during the quarter ended September 30, 2007 pursuant to the 1993 Equity Incentive Plan. On July 20, 2007, 3,128 shares of FBFS common stock were sold for $37,254.48. This transaction was entered into pursuant to the exemption provided by Rule 701.

(b)	None.

(c)	Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	that May Yet be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans	the Plans or
Period	Shares Purchased	Per Share	or Programs	Programs
July 1 – 31, 2007	—	—	—	N/A
August 1 – 31, 2007	166	$19.07	—	N/A
September 1 – 30, 2007	388	$19.00	—	N/A
Item 3. — Defaults Upon Senior Securities
          Not applicable.
Item 4. — Submission of Matters to a Vote of Security Holders
          None

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

October 25, 2007