Form 10-K
period 2007-12-31
First Business Financial Services, Inc.
filed 2008-03-19
CIK 1305399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☑ No

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $51.2 million.

As of March 5, 2008, 2,510,657 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2008 are incorporated by reference into Part III hereof.

[This page intentionally left blank]

PART I.

Item 1.	Business

General

First Business Financial Services, Inc. (FBFS or the Corporation) is a registered bank holding company incorporated under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned banking subsidiaries First Business Bank and First Business Bank – Milwaukee (referred to as “the Banks”). All of the operations of FBFS are conducted through the Banks and certain subsidiaries of First Business Bank. The Corporation operates as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium size businesses, business owners, executives, professionals and high net worth individuals. The Corporation does not utilize its locations to attract retail customers. The Corporation generally targets businesses with sales between $2 million and $50 million. For a more detailed discussion of loans, leases and the underwriting criteria of the Banks, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. To supplement its business banking deposit base, the Corporation utilizes wholesale funding alternatives to fund a portion of the Corporation’s assets.

First Business Bank (FBB) is a state bank that was chartered in 1909 under the name Kingston State Bank. In 1990, FBB relocated its home office to Madison, Wisconsin, opened a banking facility in University Research Park, and began focusing on providing high-quality banking services to small and medium-sized businesses located in Madison and the surrounding area. FBB offers a full line of commercial banking products and services in the greater Madison, Wisconsin area, tailored to meet the specific needs of businesses, business owners, executives, professionals and high net worth individuals. FBB’s product lines include cash management services, commercial lending, commercial real estate lending and equipment leasing. FBB also offers trust and investment services through First Business Trust & Investments (FBTI), a division of FBB. In addition, FBB offers business owners, executives, professionals and high net worth individuals consumer services including a variety of deposit accounts, personal lines of credit and personal loans. FBB has two loan production offices in the Northeast Region of Wisconsin to serve Oshkosh, Wisconsin and Appleton, Wisconsin and their surrounding areas. The Appleton, Wisconsin location opened in December 2007.

FBB has two wholly owned subsidiaries that are complementary to the Corporation’s business banking services. First Business Capital Corp. (FBCC) is a wholly-owned subsidiary of FBB operating as an asset-based commercial lending company specializing in providing secured lines of credit as well as term loans on equipment and real estate assets primarily to manufacturers and wholesale distribution companies located throughout the United States. First Business Equipment Finance, LLC (FBEF), formerly known as First Business Leasing, LLC, is a commercial equipment finance company specializing in financing of general equipment to small and middle market companies throughout the United States.

First Madison Investment Corp.  (FMIC) and FMCC Nevada Corp. (FMCCNC) are operating subsidiaries located in and formed under the laws of the state of Nevada. FMIC was organized for the purpose of managing a portion of the Bank’s investment portfolio. FMIC invests in marketable securities and loans purchased from FBB. FMCCNC, a wholly-owned subsidiary of FBCC, invests in loans purchased from FBCC.

First Business Bank – Milwaukee (FBB – Milwaukee) is a state bank that was chartered in 2000 in Wisconsin. FBB – Milwaukee also offers a wide range of commercial banking products and services tailored to meet the specific needs of businesses, business owners, executives, professionals and high net worth individuals in the greater Milwaukee, Wisconsin area through a single location in Brookfield, Wisconsin. Like FBB, FBB – Milwaukee’s product lines include cash management services, commercial lending and commercial real estate lending for similar sized businesses as FBB. FBB – Milwaukee also offers trust and investment services through a trust service office agreement with FBB. FBB – Milwaukee also offers business owners, executives, professionals and high net worth individuals consumer services which include a variety of deposit accounts, personal lines of credit, and personal loans.

In June 2000, FBFS purchased a 51% interest in The Business Banc Group Ltd. (BBG), a corporation formed to act as a bank holding company owning all the stock of a Wisconsin chartered bank to be newly organized and headquartered in Brookfield, a suburb of Milwaukee, Wisconsin. In June 2004 all shares of BBG stock were successfully exchanged for FBFS stock pursuant to a conversion option. Subsequent to this transaction, BBG was dissolved. This transaction resulted in FBB – Milwaukee becoming a wholly-owned subsidiary of the Corporation.

In December 2001, FBFS formed FBFS Statutory Trust I (Trust), a statutory trust organized under the laws of the State of Connecticut and a wholly-owned financing subsidiary of FBFS. In December 2001, the Trust issued $10.0 million in aggregate liquidation amount of floating rate trust preferred securities in a private placement offering. These securities mature 30 years after issuance and are callable at face value after five years. The Trust used the proceeds from the offering to purchase $10.3 million of 3 month LIBOR plus 3.60% Junior Subordinated Debentures (the Debentures) of the Corporation. In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Revised (FIN 46R) to provide guidance on how to identify a variable interest entity and determine when an entity needs to be included in a company’s consolidated financial statements. As a result of the adoption of FIN 46R in 2004, the Trust was no longer consolidated by FBFS. On December 18, 2006 the Corporation exercised its right to redeem the Debentures purchased by the Trust. The Trust subsequently redeemed the preferred securities and the Trust was closed. See Note 11 to the consolidated financial statements.

Available Information

The Corporation maintains a web site at www.firstbusiness.com. This Form 10-K and all of the Corporation’s filings under the Exchange Act are available through that web site, free of charge, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, on the date that the Corporation files those materials with, or furnishes them to, the Securities and Exchange Commission.

Employees

At December 31, 2007, FBFS had 142 employees which include 121.5 full-time equivalent employees. No employee is covered by a collective bargaining agreement, and we believe our relationship with our employees to be excellent.

Supervision and Regulation

Below is a brief description of certain laws and regulations that relate to the Corporation and the Banks. This narrative does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General.

The Banks are chartered in the State of Wisconsin and are subject to regulation and supervision by the Division of Wisconsin Banking Review Board (the Division), and more specifically the Wisconsin Department of Financial Institutions (WDFI), and are subject to periodic examinations. Review of fiduciary operations is included in the periodic examinations. The Banks’ deposits are insured by the Deposit Insurance Fund (DIF). The DIF is administered by the Federal Deposit Insurance Corporation (FDIC), and therefore the Banks are also subject to regulation by the FDIC. Periodic examinations of both Banks are also conducted by the FDIC. The Banks must file periodic reports with the FDIC concerning their activities and financial condition and must obtain regulatory approval prior to entering into certain transactions such as mergers with or acquisitions of other depository institutions and opening or acquiring branch offices. This regulatory structure gives the regulatory authorities extensive direction in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of adequate loan and lease loss reserves.

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

The Corporation

FBFS is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the BHCA), and is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the FRB). The Corporation is required to file an annual report with the FRB and such other reports as the FRB may require. Prior approval must be obtained before the Corporation may merge with or consolidate into another bank holding company, acquire substantially all the assets of any bank or bank holding company, or acquire ownership or control of any voting shares of any bank or bank holding company if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank or bank holding company.

In reviewing applications for such transactions, the FRB considers managerial, financial, capital and other factors, including financial performance of the bank or banks to be acquired under the Community Reinvestment Act of 1977, as amended (the CRA). Also, under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended, state laws governing interstate banking acquisitions subject bank holding companies to some limitations in acquiring banks outside of their home state without regard to local law.

The Gramm-Leach Bliley Act of 1999 (the GLB) eliminates many of the restrictions placed on the activities of bank holding companies. Bank holding companies such as FBFS can expand into a wide variety of financial services, including securities activities, insurance, and merchant banking without the prior approval of the FRB.

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act (SOX) was enacted by the United States Congress to improve the accuracy and reliability of corporate disclosures made pursuant to securities laws, and for other purposes. A primary focus of SOX is to improve the quality and transparency in financial reporting and independent auditor services for public companies. As directed by SOX, the Securities and Exchange Commission (SEC) adopts rules that require conformance with specific sections of SOX. Section 302 of SOX and relating SEC rules require the Corporation’s CEO and CFO to certify that they (i) are responsible for establishing, maintaining, and regularly evaluating the effectiveness of the Corporation’s internal controls; (ii) have made certain disclosures to the Corporation’s auditors and the audit committee of the Corporation’s board of directors about the Corporation’s internal controls; and (iii) have included information in the Corporation’s quarterly and annual reports about their evaluation and whether there have been significant changes in the Corporation’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect the Corporation.

Section 404 of SOX requires public companies’ annual reports to (i) include the company’s own assessment of internal control over financial reporting, and (ii) include an auditor’s attestation regarding the company’s internal control over financial reporting. The primary purpose of internal control over financial reporting is to foster the preparation of reliable and accurate financial statements. Since SOX was enacted, however, both requirements of SOX 404 have been postponed for smaller public companies such as the Corporation. The Corporation is subject to the first part of Section 404 of SOX beginning with this annual report. Refer to Item 9A(T). Controls and Procedures for the Corporation’s assessment. The requirement of an auditor’s attestation per the second part of Section 404 of SOX continues to be postponed per temporary Item 308T of SEC Regulation S-K. Consequently, no auditor attestation accompanies Management’s Annual Report on Internal Control Over Financial Reporting in this annual report.

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

Regulatory Capital Requirements.  The FRB monitors the capital adequacy of the Banks because on a consolidated basis they have assets in excess of $500.0 million. A combination of risk-based and leverage ratios are determined by the FRB. Failure to meet these capital guidelines could result in supervisory or enforcement actions by the FRB. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, with perceived credit risk of the asset in mind. These risk weighted assets are calculated by assigning risk-weights to corresponding asset balances to determine the risk-weight of the entire asset base. Total capital, under this definition, is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital, with some restrictions, includes common stockholders’ equity, any perpetual preferred stock, qualifying trust preferred securities, and minority interests in any unconsolidated subsidiaries. Tier 2 capital, with certain restrictions, includes any perpetual preferred stock not included in Tier 1 capital, subordinated debt, any trust preferred securities not qualifying as Tier 1 capital, specific maturing capital instruments and the allowance for loan and lease losses (limited to 1.25% of risk-weighted assets). The regulatory guidelines require a minimum total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The FRB also has a leverage ratio requirement which is defined as Tier 1 capital divided by average total consolidated assets. The minimum leverage ratio required is 3%.

The Corporation and the Banks’ actual capital amounts and ratios are presented in the table below and reflect the Banks’ well-capitalized positions.

					Minimum Required to
					be Well Capitalized
			Minimum Required		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)

As of December 31, 2007
Total capital (to risk-weighted assets)
Consolidated	$87,018	10.22%	$68,119	8.00%	N/A	N/A
First Business Bank	79,072	10.45	60,528	8.00	$75,660	10.00%
First Business Bank – Milwaukee	9,847	10.26	7,679	8.00	9,599	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$46,164	5.42%	$34,060	4.00%	N/A	N/A
First Business Bank	71,097	9.40	30,264	4.00	$45,396	6.00%
First Business Bank – Milwaukee	8,639	9.00	3,840	4.00	5,759	6.00
Tier 1 capital (to average assets)
Consolidated	$46,164	5.12%	$36,065	4.00%	N/A	N/A
First Business Bank	71,097	9.04	31,459	4.00	$39,324	5.00%
First Business Bank – Milwaukee	8,639	7.39	4,678	4.00	5,848	5.00

					Minimum Required to
					be Well Capitalized
			Minimum Required		Under Prompt
			for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)

As of December 31, 2006
Total capital (to risk-weighted assets)
Consolidated	$73,241	10.40%	$56,360	8.00%	N/A	N/A
First Business Bank	64,443	10.49	49,144	8.00	$61,430	10.00%
First Business Bank – Milwaukee	10,205	11.31	7,218	8.00	9,022	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$43,944	6.24%	$28,180	4.00%	N/A	N/A
First Business Bank	57,838	9.42	24,572	4.00	$36,858	6.00%
First Business Bank – Milwaukee	9,070	10.05	3,609	4.00	5,413	6.00
Tier 1 capital (to average assets)
Consolidated	$43,944	5.99%	$29,331	4.00%	N/A	N/A
First Business Bank	57,838	9.22	25,086	4.00	$31,358	5.00%
First Business Bank – Milwaukee	9,070	8.50	4,269	4.00	5,336	5.00

Prompt Corrective Action.  The Banks are also subject to capital adequacy requirements under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), whereby the Banks could be required to guarantee a capital restoration plan, should they become “undercapitalized” as defined by FDICIA. The maximum liability under such a guarantee would be the lesser of 5% of the Banks’ total assets at the time they became undercapitalized or the amount necessary to bring the Banks into compliance with the capital restoration plan. The Corporation is also subject to the “source of strength doctrine” per the FRB, which requires that holding companies serve as a source of “financial and managerial” strength to their subsidiary banks.

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

The following table sets forth the FDIC’s definition of the five capital categories, in the absence of a specific capital directive.

	Total Capital to Risk	Tier 1 Capital to
Category	Weighted Assets	Risk Weighted Assets	Tier 1 Leverage Ratio

Well capitalized	≥ 10%	≥ 6%	≥ 5%
Adequately capitalized	≥ 8%	≥ 4%	≥ 4	%*
Undercapitalized	< 8%	< 4%	< 4	%*
Significantly undercapitalized	< 6%	< 3%	< 3%
Critically undercapitalized	Ratio of tangible equity to total assets ≤ 2%

*	3% if the Banks receive the highest rating under the uniform system.

Limitations on Dividends and Other Capital Distributions.  Federal and state regulations impose various restrictions or requirements on state-chartered banks with respect to their ability to pay dividends or make various other distributions of capital. Generally, such laws restrict dividends to undivided profits or profits earned during preceding periods. Also, FDIC insured institutions may not pay dividends while undercapitalized or if such a payment would cause undercapitalization. The FDIC also has authority to prohibit the payment of dividends if such a payment constitutes an unsafe or unsound practice in light of the financial condition of a particular bank. At December 31, 2007, subsidiary unencumbered retained earnings of approximately $37.1 million could be transferred to the Corporation in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary.

Liquidity.  The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that our Banks have an acceptable liquidity percentage to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.

Federal Reserve System.  The Banks are required to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits. As of December 31, 2007, the Banks were in compliance with these requirements. Because required reserves must be maintained in the form of cash or non-interest bearing deposits at the FRB, the effect of this requirement is to reduce the Banks’ interest-earning assets.

Federal Home Loan Bank System.  The Banks are members of the FHLB of Chicago (FHLB). The FHLB serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

As a member, each Bank is required to own shares of capital stock in the FHLB in an amount equal to the greatest of $500, 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 20% of its outstanding advances. The FHLB also imposes various limitations on advances relating to the amount and type of collateral, the amount of advances and other items. At December 31, 2007, the Banks owned a total of $2.4 million in FHLB stock and were in compliance with their respective requirements. The Banks received combined dividends from the FHLB totaling $46,000 for the year ended December 31, 2007 as compared to $82,000 for the year ended December 31, 2006.

On October 10, 2007, FHLB announced via Form 8-K that it has entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless FHLB has received approval of the Director of the Office of Supervision of the Finance Board. As a result of this consensual cease and desist order, the Banks do not expect dividend income from its holdings of FHLB stock to be a significant source of income for the foreseeable future. The Banks currently hold $2.4 million, at cost, of FHLB stock, of which $641,000 is deemed voluntary stock. At this time, we believe we will ultimately recover the value of this stock. Refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for further discussion relating to the impact of this order on our ability to obtain resources from the FHLB to meet the liquidity needs of the Banks.

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

Community Reinvestment Act.  The Community Reinvestment Act (CRA) requires each Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low and moderate income neighborhoods. Federal regulators regularly assess the Banks’ record of meeting the credit needs of their respective communities. Applications for additional acquisitions would be affected by the evaluation of the Banks’ effectiveness in meeting its CRA requirements.

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

Commercial Real Estate Guidance.  The FDIC’s Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (CRE Guidance) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (1) commercial real estate loans exceed 300% of capital and increased 50% or more in the preceding three years, or (2) construction and land development loans exceed 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on our current loan portfolio, the CRE Guidance applies to the Banks. We believe that we have taken appropriate precautions to address the risks associated with our concentrations in commercial real estate lending. We do not expect the Guidance to adversely affect our operations or our ability to execute our growth strategy.

Fair and Accurate Transactions Act of 2003.  In November 2007, the OCC, FDIC, OTS, NCUA and FTC (the Agencies) issued final rules and guidelines implementing section 114 of the Fair and Accurate Credit Transactions Act of 2003 (FACT Act) and final rules implementing section 315 of the FACT Act. The rules implementing Section 114 require each financial institution or creditor to develop and implement a written identity theft prevention program to detect, prevent and mitigate identity theft in connection with opening of certain accounts or certain existing accounts. Certain events – such as a change of address, returned mail, a request for replacement debit or credit card or efforts to reactivate dormant account – may signal potential fraud. Additionally, the Agencies issued joint rules under Section 315 that provide guidance regarding reasonable policies and process that a user of consumer reports must employ when a consumer reporting agency sends us a notice of address discrepancy. Sections 114 and 315 of the FACT Act are effective January 1, 2008 with mandatory compliance required by November 1, 2008. The Banks will be in full compliance by this mandatory date.

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

Competition.  The Banks encounter strong competition in attracting commercial loan, equipment finance and deposit clients as well as trust and investment clients. Such competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms and investment banking firms. The Banks’ market areas include branches of several commercial banks that are substantially larger in terms of loans and deposits. Furthermore, tax exempt credit unions operate in most of the Banks’ market areas and aggressively price their products and services to a large portion of the market. The Banks also compete with regional and national financial institutions, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition and more resources and collective experience than the Banks. Our profitability depends upon the Banks’ continued ability to successfully maintain and increase market share.

Executive Officers of the Registrant

The following contains certain information about the executive officers of FBFS. There are no family relationships between any directors or executive officers of FBFS.

Corey A. Chambas, age 45, has served as Chief Executive Officer of First Business Financial Services, Inc. since December, 2006, as President of the Corporation since February, 2005, and as a Director since July, 2002. He served as Chief Operating Officer of the Corporation from February, 2005 to September, 2006, and as Executive Vice President of the Corporation from July, 2002 to February, 2005. He served as Chief Executive Officer of First Business Bank from July, 1999 to September, 2006 and as President of First Business Bank from July, 1999 to February, 2005. He currently serves as a Director of First Business Bank-Milwaukee, First Business Equipment Finance, LLC, First Business Capital Corp., First Madison Investment Corp. and FMCC Nevada Corp.

James F. Ropella, age 48, has served as Senior Vice President and Chief Financial Officer of the Corporation since September, 2000. Mr. Ropella also serves as the Chief Financial Officer of the subsidiaries of the Corporation. He currently serves as a Director of First Madison Investment Corp. and FMCC Nevada Corp.

Joan A. Burke, age 56, has served as President of First Business Bank’s Trust Division since September, 2001. Prior to that, from November, 1996 to May, 2001, Ms. Burke was the President, Chief Executive Officer and Chairperson of the Board of Johnson Trust Company and certain of its affiliates.

Mark J. Meloy, age 46, has served as Chief Executive Officer of First Business Bank since December 2007 and was elected President and a Director of First Business Bank in September, 2006. He served as Executive Vice President of First Business Bank from September, 2004 to September, 2006. He served as President and Chief Executive Officer of First Business Bank-Milwaukee from January, 2003 to October, 2004, and as a Director from November, 2002 to October, 2004. From November, 2002 to December 2002, he served as Executive Vice President and Chief Operating Officer of First Business Bank-Milwaukee. From April 2000, to November, 2002 he served as Senior Vice President and Senior Lending Officer at First Business Bank. He currently serves as a Director of First Business Equipment Finance, LLC and First Business Capital Corp.

Michael J. Losenegger, age 50, has served as Chief Operating Officer of the Corporation since September 2006. He has also served as Chief Executive Officer of First Business Bank from September 2006 – December 2007. He was elected President and a Director of First Business Bank in February, 2005. He served as Chief Operating Officer of First Business Bank from September, 2004 to February, 2005. He served as Senior Vice President-Business Development from February, 2003 to September, 2004. Prior to that, from March, 1989 to January, 2003, Mr. Losenegger served as Assistant Vice President and Vice President and Senior Vice President of Lending at M&I Bank in Madison, Wisconsin. He currently serves as a Director of First Business Equipment Finance, LLC, First Business Capital Corp., First Madison Investment Corp. and FMCC Nevada Corp.

Charles H. Batson, age 54, joined the Corporation and was elected President and Chief Executive Officer of First Business Capital Corp. in January, 2006. Prior to joining the Corporation, from February 1986 to December, 2005, Mr. Batson served as Vice President and Business Development Manager for Wells Fargo Business Credit, Inc. He currently serves as a Director of First Business Capital Corp.

David J. Vetta, age 53, joined the Corporation and was elected President and Chief Executive Officer of First Business Bank-Milwaukee in January 2007. Prior to joining the Corporation he was Managing Director at Fifth Third Bank and Managing Director at JP Morgan Chase for nearly 30 years. He currently serves as a Director of First Business Bank – Milwaukee.

Item 1a.	Risk Factors

You should carefully read and consider the following risks and uncertainties because they could materially and adversely affect our business, financial condition, results of operations and prospects.

Competition.  The Banks encounter strong competition in attracting commercial loan, equipment finance and deposit clients as well as trust and investment clients. Such competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms and investment banking firms.

The Banks’ market areas include branches of several commercial banks that are substantially larger in terms of loans and deposits. Furthermore, tax exempt credit unions operate in most of the Banks’ market areas and aggressively price their products and services to a large portion of the market. The Banks also compete with regional and national financial institutions, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition and more resources and collective experience than the Banks. Our profitability depends upon the Banks’ continued ability to successfully maintain and increase market share.

We believe the principal factors that are used to attract core deposit accounts and that distinguish one financial institution from another include rates of return, types of accounts, service fees, convenience of office locations and hours and quality of service to the depositors. We believe the primary factors in competing for commercial loans are interest rates, loan fee charges, loan structure and timeliness and quality of service to the borrower.

Government Regulation and Monetary Policy.  Our businesses are subject to extensive state and federal government supervision, regulation, and control. Existing state and federal banking laws subject us to substantial limitations with respect to loans, purchases of securities, payment of dividends and many other aspects of our businesses. See Item 1. Business – Supervision and Regulation. There can be no assurance that future legislation or government policy will not adversely affect the banking industry or our operations. In addition, economic and monetary policy of the Federal Reserve may increase our cost of doing business and affect its ability to attract deposits and make loans.

Key Personnel.  Our success has been and will be greatly influenced by our continuing ability to retain the services of our existing senior management and, as it expands, to attract and retain additional qualified senior and middle management. If we unexpectedly lose any of the key management personnel, or we are unable to recruit and retain qualified personnel in the future, that could have an adverse effect on our business and financial results.

Technology.  The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving clients, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part on our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as create additional efficiencies in our operations. A number of our competitors have substantially greater resources to invest in technological improvements. There can be no assurance that we will be able to implement new technology-driven products and services to our clients.

Market Area.  The origination of loans secured by real estate and business assets of those businesses is the Banks’ primary business and the principal source of profits. Most of the Banks’ loans are to businesses located in or adjacent to Dane, Waukesha and Outagamie Counties in Wisconsin. Client demand for loans could be reduced by a weaker economy, an increase in unemployment, a decrease in real estate values, or an increase in interest rates in these areas. Any general adverse change in the economic conditions, including real estate values, prevailing in these areas could reduce the Banks’ growth rate, impair their ability to collect loans or attract deposits, and generally have an adverse impact on our results of operations and financial condition. If this region experienced adverse economic, political or business conditions, the Banks would likely experience higher rates of loss and delinquency on their loans than if their loans were geographically more diverse.

Loan Portfolio Risk.  The Banks originate commercial mortgage, construction, multi-family, 1-4 family, commercial, asset-based, consumer loans, and leases, all of which are primarily within their respective market areas. Such loans expose the Banks to greater credit risk than home mortgages which form a greater part of the business of many commercial banks, because the collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons:

•	Commercial mortgage loan repayment is dependent upon cash flow generation sufficient to cover operating expenses and debt service.

•	Commercial loan repayment is dependent upon the successful operation of the borrower’s business.

•	Consumer loans such as credit card loans and vehicle loans are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage or loss.

Environmental Risk.  The Banks encounter certain environmental risks in their lending activities. Under federal and state law, Banks may become liable for costs of cleaning up hazardous materials found on secured properties. Certain states may also impose liens with higher priorities than first mortgages on properties to recover funds used in such efforts. The Banks attempt to control their exposure to environmental risks with respect to loans secured by larger properties by monitoring available information on hazardous waste disposal sites and occasionally requiring environmental inspections of such properties prior to closing a loan, as warranted. No assurance can be given, however, that the value of properties securing loans in the Banks’ portfolio will not be adversely affected by the presence of hazardous materials or that future changes in federal or state laws will not increase the Banks’ exposure to liability for environmental cleanup.

Loan and Lease Loss Allowance Risk.  The Banks are exposed to the risk that their loan and lease clients may not repay their loans and leases according to their terms and that the collateral securing the payment of these loans and leases may be insufficient to assure repayment. The Banks may experience significant loan and lease losses which could have a material adverse impact on operating results. There is a risk that various assumptions and judgments about the collectibility of the loan and lease portfolios made by us could be formed from inaccurately assessed conditions leading to and related to such judgments and assumptions. Those assumptions and judgments are based, in part, on assessment of the following conditions:

•	Current economic conditions and their estimated effects on specific borrowers;

•	An evaluation of the existing relationships among loans and leases, probable loan and lease losses and the present level of the allowance for loan and lease losses;

•	Results of examinations of the Banks’ loan and lease portfolios by regulatory agencies;

•	Management’s internal review of the loan and lease portfolios.

The Banks maintain an allowance for loan and lease losses to cover probable losses inherent in the loan and lease portfolios. Additional loan and lease losses will likely occur in the future and may occur at a rate greater than that experienced to date. An analysis of the loan and lease portfolios, historical loss experience and an evaluation of general economic conditions are all utilized in determining the size of the allowance. Additional adjustments may be necessary to allow for unexpected volatility or deterioration in the local or national economy. If significant additions are made to the allowance for loan and leases losses, this would materially decrease net income. Additionally, regulators periodically review the allowance for loan and lease losses or identify further loan or lease charge-offs to be recognized based on judgments different from ours. Any increase in the loan or lease allowance or loan or lease charge-offs as required by regulatory agencies could have a material adverse impact on net income.

Interest Rate Risk.  We are subject to interest rate risk. Changes in the interest rate environment may reduce our profits. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. They are also affected by the proportion of interest-earning assets that are funded by interest-bearing liabilities. Loan volume and yield are affected by market interest rates on loans, and increasing interest rates are generally associated with a lower volume of loan originations. There is no assurance that we can minimize our interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay their obligations if the reason for that increase in rates is not a result of a general expansion of the economy. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume and overall profitability.

Trust Operations Risk.  We are subject to trust operations risk related to performance of fiduciary responsibilities. Clients may make claims and take legal action pertaining to our performance of our fiduciary responsibilities. Whether client claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact client demand for those products and services. Any financial liability or reputation damage could have a material adverse affect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Economic Conditions.  Our success depends on the economic conditions in the US and general economic conditions in the specific local markets in which the Banks and subsidiaries operate, principally in Dane County, Wisconsin area and to a lesser extent, Waukesha County, Wisconsin. The Banks invest in collateralized mortgage obligations as a part of their asset portfolios due to the liquidity, favorable returns and flexibility with these instruments. In recent months, structured investments, such as collateralized mortgage obligations, have been subject to significant market volatility due to the uncertainty of their credit ratings, deterioration in credit quality occurring within certain types of residential mortgages, changes in prepayments of the underlying collateral and the lack of transparency related to the credit quality of the underlying collateral. In addition, the Banks use brokered certificates of deposit as a component of their deposit accounts due to favorable pricing and range of maturities available. A decline in the US economy or an extended disruption in the credit markets could have an adverse affect on the pricing, terms, liquidity and/or availability of these instruments.

Adverse economic conditions in our market area, including depressed real estate values, could reduce our growth rate, affect borrowers’ ability to repay their loans, and cause loans to become inadequately collateralized which could have an adverse affect on our financial condition and results of operations.

Item 1b.	Unresolved Staff Comments

None

Item 2.	Properties

At December 31, 2007, the Banks conducted business from their full service offices located in Madison, Wisconsin at 401 Charmany Drive and in Brookfield, Wisconsin located at 18500 W. Corporate Drive. The Banks lease their full-service offices and these leases expire in 2016 and 2010, respectively. FBB opened a loan production office at 3919 West Prospect Avenue, Appleton, Wisconsin in December 2007 and this lease expires in 2017. FBB conducts trust and investment business from a limited purpose branch located at 3500 University Avenue, Madison, Wisconsin. Office space is also leased in Burnsville, Minnesota, Independence, Ohio, St. Louis, Missouri, Chicago, Illinois, and Oshkosh, Wisconsin under short-term lease agreements which have terms of less than one year. See Note 7 to the Consolidated Financial Statements for more information regarding leasehold improvements and equipment. See Note 14 to the Consolidated Financial Statements for more information regarding the operating lease agreements.

Item 3.	Legal Proceedings

We believe that no litigation is threatened or pending in which we face potential loss or exposure which could materially affect our consolidated financial position, consolidated results of operations or cash flows. Since our subsidiaries act as depositories of funds and trust agents, they could occasionally be named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. This and other litigation is incidental to our business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Corporation is traded on the Nasdaq National Market under the symbol “FBIZ”. At February 29, 2008, there were approximately 501 shareholders of record of FBFS common stock.

The following table presents the range of high and low closing sale prices of our common stock for each quarter within the two most recent fiscal years, according to information available, and cash dividends declared for the years ended December 31, 2007 and 2006, respectively.

			Dividend
	High	Low	Declared

2007
1st Quarter	$22.67	$21.26	$0.065
2nd Quarter	22.50	19.80	0.065
3rd Quarter	20.93	17.70	0.065
4th Quarter	19.05	17.50	0.065
2006
1st Quarter	$24.00	$21.50	$0.06
2nd Quarter	24.84	22.76	0.06
3rd Quarter	24.50	22.02	0.06
4th Quarter	23.00	21.51	0.06

The timing and amount of future dividends are at the discretion of the Board of Directors of the Corporation (the Board) and will depend upon the consolidated earnings, financial condition, liquidity and capital requirements of the Corporation and its subsidiaries, the amount of cash dividends paid to the Corporation by its subsidiaries, applicable government regulations and policies and other factors considered relevant by the Board. The Board anticipates it will continue to pay quarterly dividends in amounts determined based on the above factors.

Equity Compensation Plan Information
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants, and Rights.	Warrants, and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	159,540	$22.10	431,129

On November 20, 2007, the Corporation publicly announced a stock repurchase program whereby the Corporation would repurchase up to approximately $1,000,000 of the Corporation’s outstanding stock.

Issuer Purchases of Securities
			Total Number of	Maximum Number
			Shares Purchased as	that May Yet be
			Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans	the Plans or
Period	Shares Purchased	Per Share	or Programs	Programs

October 1 – 31, 2007	-	-	-	-
November 1 – 30, 2007	30,000	$19.00	30,000	23,691
December 1 – 31, 2007	14,000	$18.06	14,000	10,122

Item 6.	Selected Consolidated Financial Data

Three Year Comparison of Selected Consolidated Financial Data

	As of and For the Year Ended December 31,
	2007	2006	2005
	(Dollars in Thousands, Except Share Data)

FOR THE YEAR:
Interest income	$59,488	$47,660	$36,509
Interest expense	36,280	28,689	18,733

Net interest income	23,208	18,971	17,776
Provision for loan and lease losses	2,904	1,519	400
Gain on sale of 50% owned joint venture	-	-	973
Non-interest income	4,416	3,674	3,266
Non-interest expense	19,657	15,698	14,403
Income tax expense	1,807	1,681	2,455

Net income	$3,256	$3,747	$4,757

Yield on earning assets	7.36%	7.21%	6.22
Cost of funds	4.91	4.77	3.59
Interest rate spread	2.45	2.44	2.62
Net interest margin	2.87	2.87	3.03
Return on average assets	0.39	0.54	0.78
Return on average equity	6.86	8.65	11.79

ENDING BALANCE SHEET:
Total Assets	$918,438	$788,323	$669,249
Securities	97,378	100,008	92,055
Loans and leases, net	771,633	639,867	532,716
Deposits	776,060	640,266	567,464
Borrowed funds	81,986	92,970	39,758
Junior subordinated debentures	-	-	10,310
Stockholders’ equity	48,552	45,756	41,843

FINANCIAL CONDITION ANALYSIS:
Allowance for loan losses to year-end loans	1.26%	1.28%	1.25%
Allowance to non-accrual loans	111.17	748.06	438.67
Net charge-offs to average loans	0.19	-	-
Non-accrual loans to gross loans	1.13	0.17	0.29
Average equity to average assets	5.64	6.26	6.61
STOCKHOLDERS’ DATA:
Basic earnings per share	$1.33	$1.53	$1.96
Diluted earnings per share	1.32	1.52	1.93
Book value per share at end of period	19.35	18.36	17.18
Dividend declared per share	0.26	0.24	0.175
Dividend payout ratio	19.55%	15.68%	8.93%
Shares outstanding	2,509,213	2,493,578	2,435,008

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this report, and in any oral statements made with the approval of an authorized executive officer, the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including, without limitation, changes in economic conditions in the market area of FBB or FBB – Milwaukee, changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in the market area of FBB or FBB – Milwaukee, borrowers defaulting in the repayment of loans and competition. These risks could cause actual results to differ materially from what FBFS has anticipated or projected. These risk factors and uncertainties should be carefully considered by potential investors. See Item 1A, Risk Factors for discussion relating to risk factors impacting the Corporation. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-K could affect the financial performance of FBFS and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.

Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, FBFS cautions that, while its management believes such assumptions or bases are reasonable and are made in good faith, assumed facts or bases can vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, an expectation or belief is expressed as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result in, or be achieved or accomplished.

FBFS does not intend to, and specifically disclaims any obligation to, update any forward-looking statements.

The following discussion and analysis is intended as a review of significant events and factors affecting the financial condition and results of operations of FBFS for the periods indicated. The discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the Selected Consolidated Financial Data presented in this Form 10-K.

Overview

The principal business of FBFS is conducted by FBB and FBB – Milwaukee and certain subsidiaries of FBB and consists of a full range of commercial banking products and services tailored to meet the financial service needs of small and medium size businesses, business owners, executives, professionals, and high net worth individuals. Products include commercial lending, asset-based lending, equipment financing, trust and investment services and a broad range of deposit products. Our profitability depends on our ability to execute our established growth strategy and on the outcome of efforts in controlling the areas of net interest income, provision for loan and lease losses, non-interest income, and non-interest expenses.

The operating philosophy of FBFS is focused on local decision making and local client service from each of our primary banking locations in Madison, Brookfield and Appleton, Wisconsin combined with the efficiency of centralized administrative functions such as support for information technology, finance and accounting and human resources. We have a unique niche business banking model and we consistently operate within this niche. This allows us to provide a great deal of expertise in providing financial solutions to our clients with an experienced staff to serve our clients on an ongoing basis. In 2007, our primary strategy was to focus on organic growth. We have made a substantial investment in our business development team throughout our entire company to allow us to execute this organic growth strategy in both on balance sheet assets and liabilities, including growth in our loan and lease portfolios and in-market deposit portfolios as well as in our off-balance sheet assets, which include our assets under management within our trust division of FBB. The increase in the off-balance sheet trust assets under management drives a significant portion of our fee income and is a key component to achieving our Top Line Revenue growth targets which is discussed in further detail elsewhere in this document.

Net interest income is the difference between the income we receive on our loans, leases and investment securities, and the interest we pay on our deposits and borrowings. The provision for loan and lease losses reflects the cost of credit risk in the loan and lease portfolio. Non-interest income consists of service charges on deposit accounts, securities gains, loan and lease fees, trust and investment services fee income, and other income. Non-interest expenses include salaries and employee benefits, occupancy, equipment expenses, professional services, marketing expenses, and other non-interest expenses.

Recent Developments

Tax Audit.  Like the majority of financial institutions located in Wisconsin, FBB transferred investment securities and loans to out-of-state investment subsidiaries. FBB’s Nevada investment subsidiaries now hold and manage these assets. The investment subsidiaries have not filed returns with, or paid income or franchise taxes to, the State of Wisconsin. The Wisconsin Department of Revenue (the Department) implemented a program to audit Wisconsin financial institutions which formed investment subsidiaries located outside of Wisconsin, and the Department has generally indicated that it intends to assess income or franchise taxes on the income of the out-of-state investment subsidiaries of Wisconsin financial institutions. FBB received a Notice of Audit from the Department that would cover years 1999 through 2005 and would relate primarily to the issue of income of the Nevada subsidiaries. During 2007, FBCC received a Notice of Audit from the Department that would cover the years 2001 through 2005. During 2004, the Department offered a blanket settlement agreement to most banks in Wisconsin having Nevada investment subsidiaries. The Department has not issued an assessment to FBB or FBCC, but the Department has stated that it intends to do so if the matter is not settled.

Prior to the formation of the investment subsidiaries FBB obtained private letter rulings from the Department regarding the non-taxability of income generated by the investment subsidiaries in the State of Wisconsin. FBB believes it complied with Wisconsin law and the private rulings received from the Department. Should an assessment be forthcoming, FBB intends to defend its position vigorously through the normal administrative appeals process in place at the Department and through other judicial channels should they become necessary. Although FBB will vigorously oppose any such assessment, there can be no assurance that the Department will not be successful in whole or in part in its efforts to tax the income of FBB’s Nevada investment subsidiary. FBB and FBCC have accrued, as a component of current state income tax expense, an estimated liability including interest which is the most likely amount within a range of probable settlement amounts. We do not expect the resolution of this matter to materially affect its consolidated results of operations and financial position beyond the amounts accrued.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the financial position or results of operations for FBFS. Actual results could differ from those estimates. Please refer to Note 1 to the Consolidated Financial Statements for a discussion of the most significant accounting policies followed by the Corporation. Discussed below are certain policies that are critical to FBFS. We view critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates, and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements.

Allowance for Loan and Lease Losses.  The allowance for loan and lease losses represents our recognition of the risks of extending credit and its evaluation of the quality of the loan and lease portfolio and as such, requires the use of judgment as well as other systematic objective and quantitative methods. The risks of extending credit and the accuracy of our evaluation of the quality of the loan and lease portfolio are neither static nor mutually exclusive and could result in a material impact on our consolidated financial statements. We could over-estimate the quality of the loan and lease portfolio resulting in a lower allowance for loan and lease losses than necessary, overstating net income and equity. Conversely, we could under-estimate the quality of the loan and lease portfolio, resulting in a higher allowance for loan and lease losses than necessary, understating net income and equity. The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan and lease losses and decreased by charge-offs, net of recoveries. We estimate the allowance balance required and the related provision for loan and lease losses based on quarterly evaluations of the loan and lease portfolio, with particular attention paid to loans and leases that have been specifically identified as needing additional management analysis because of the potential for further problems. During these evaluations, consideration is also given to such factors as the level and composition of impaired and other non-performing loans and leases, historical loss experience, results of examinations by regulatory agencies, independent loan and lease reviews, the market value of collateral, the strength and availabilities of guarantees, concentration of credits and other factors. Allocations of the allowance may be made for specific loans or leases, but the entire allowance is available for any loan or lease that, in our judgment, should be charged off. Loan and lease losses are charged against the allowance when we believe that the uncollectibility of a loan or lease balance is confirmed. See Note 6 to the Consolidated Financial Statements for further discussion of the allowance for loan and lease losses.

We also continue to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality. Although we believe that the allowance for loan and lease losses is adequate based upon current evaluation of loan and lease delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Should the quality of loans or leases deteriorate, then the allowance for loan and lease losses would generally be expected to increase relative to total loans and leases. When loan or lease quality improves, then the allowance would generally be expected to decrease relative to total loans and leases.

Income Taxes.  FBFS and its wholly owned subsidiaries file a consolidated federal income tax return and separate state tax returns. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The determination of current and deferred income taxes is based on complex analyses of many factors, including the interpretation of federal and state income tax laws, the difference between the tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts currently due or owed, such as the timing of reversals of temporary differences and current accounting standards. Prior to January 1, 2007, we accrued through our current income tax provision, the amounts it deems probable of assessment related to federal and state income tax expenses. Such accruals would be reduced when such taxes are paid or reduced by way of a credit to the current income tax provision when it is no longer probable that such taxes will be paid. Beginning January 1, 2007, we apply a more likely than not approach to each of our tax positions when determining the amount of tax benefit to record in our consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.

FBFS and its subsidiaries have State of Wisconsin net operating loss (NOL) carryforwards as of December 31, 2007 of approximately $43.0 million, which expire in years 2007 through 2022. See Note 15 to the Consolidated Financial Statements for further discussion of income taxes. The federal and state taxing authorities who make assessments based on their determination of tax laws periodically review our interpretation of federal and state income tax laws. Tax liabilities could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities based on the completion of taxing authority examinations.

We have made our best estimate on valuation allowances needed for deferred tax assets on certain net operating loss carryforwards and other temporary differences and have made our best estimate of the probable loss related to a state tax exposure matter. These estimates are subject to changes. Changes in these estimates could adversely affect future consolidated results of operations.

As noted elsewhere herein, in June 2004, Business Banc Group LTD (BBG) shareholders completed the exchange of their 49% minority ownership in BBG to FBFS for shares of FBFS. This event resulted in FBFS owning 100% of BBG shares. BBG was subsequently dissolved and as a result, FBB – Milwaukee became a direct wholly-owned subsidiary of FBFS. Since 2004, FBFS has filed a consolidated federal tax return with FBB – Milwaukee enabling the usage of FBB – Milwaukee’s NOL carryforwards to offset consolidated federal taxable income, subject to certain IRS annual limitations. This event increases further the probability that all of the benefits related to these NOL carryforwards will be fully realized. We will continue to evaluate the probability of the usage of the NOL carryforwards and if in the future it is no longer deemed more likely than not that the benefit of the NOL carryforwards will be realized, then a valuation allowance will be established through a charge to income tax expense. At December 31, 2007, $447,000 of the BBG Federal NOL remains.

Lease Residuals.  We lease machinery and equipment to clients under leases which qualify as direct financing leases for financial reporting and as operating leases for income tax purposes. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual value (approximating 3 to 20% of the property cost of the related equipment), are recorded as lease receivables when the lease is signed and the lease property is delivered to the client. Residual value is the estimated fair market value of the equipment on lease at lease termination. In estimating the equipment’s fair value, we rely on historical experience by equipment type and manufacturer published sources of used equipment prices, internal evaluations and, where available, valuations by independent appraisers, adjusted for known trends. Our estimates are reviewed regularly to ensure reasonableness; however, the amounts we will ultimately realize could differ from the estimated amounts. Where declines in residual amounts are estimated to be other-than-temporary, the residual amount is reduced and a loss is recorded. See Note 6 to the Consolidated Financial Statements for further discussion of leases and lease residuals.

Goodwill and Other Intangible Assets.  Goodwill was recorded as a result of the acquisition of the 49% interest in BBG on June 1, 2004, the purchase price of which exceeded the fair value of the net assets acquired. Goodwill is reviewed at least annually for impairment. Because of adverse changes in the business climate, the Corporation performed an additional goodwill impairment test as of December 31, 2007. This review requires judgment. If goodwill is determined to be impaired, a reduction in value would be expensed in the period in which it became impaired. No impairments has been recognized for the years ended December 31, 2007 and 2006. See Note 1 and Note 8 to the Consolidated Financial Statements for further discussion of goodwill and other intangibles.

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

Results of Operations
Comparison of the Years Ended December 31, 2007 and 2006

Overview.  Net income for the year ended December 31, 2007 was $3.3 million, a decline of 13.1%, or $491,000, from $3.7 million for the year ended December 31, 2006. The principal factors that contributed to this decline include an increase in the provision for loan and lease losses and an increase in non-interest expenses. Provision for loan and lease losses increased $1.4 million which is associated with an increase in inherent risk directly related to a growing loan portfolio coupled with an increase in our non-performing loans and leases. Non-interest expenses increased $4.0 million primarily in our compensation expense category. Positive factors offsetting the decline in net income include increase in net interest income of $4.2 million caused by volume increases associated with our organic growth and $742,000 increase in non-interest income which is primarily driven by the increase in our trust and investment services fee income. Basic earnings per share were $1.33 and $1.53 for the years ended December 31, 2007 and 2006, respectively. Diluted earnings per share were $1.32 and $1.52 for the years ended December 31, 2007 and 2006, respectively. The decline in both basic and diluted earnings per share was directly related to the 13.1% decline in net income for the year ended December 31, 2007. Return on average assets and average return on equity are 0.39% and 6.86%, respectively for the year ended December 31, 2007 compared to 0.54% and 8.65%, respectively, for the year ended December 31, 2006.

Top Line Revenue.  Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. We use this measure to monitor our revenue growth and as one half of the performance measurements used for our non-equity incentive plan that covers substantially all employees within our Corporation. The growth in top line revenue exceeded our target of 12.5% growth over the prior year. The components of top line revenue were as follows:

	For the Year Ended
	December 31,
	2007	2006	Change
	(In Thousands)

Net interest income	$23,208	$18,971	22.3%
Non-interest income	4,416	3,674	20.2

Total top line revenue	$27,624	$22,645	22.0

Adjusted Net Income.  Adjusted net income is comprised of our net income as presented under generally accepted accounting principles (GAAP) adjusted for the after tax effects of the provision for loan and lease losses and actual net charge-offs incurred during the year. We use this measure to monitor the growth of net income after the effect of actual net charge-offs and as the other half of the performance measurements used for our non-equity incentive plan that covers substantially all employees within our Corporation. Our target growth of adjusted net income is 12.5% growth over the prior year. A reconciliation of net income to adjusted net income is as follows:

	For the Year Ended
	December 31,
	2007	2006	Change

Net income, presented under US GAAP	$3,256	$3,747	(13.1)%
Add back:
Provision for loan and lease losses, after tax	1,765	923	91.2%
Less:
Net (charge-offs) recoveries, after tax	(818)	2	*

Adjusted net income	$4,203	$4,672	(10.0)%

* Not meaningful

Net Interest Income.  Net interest income depends on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management procedures used by management in responding to such changes. The dollar volume of loans, leases and investments compared to the dollar volume of deposits and borrowings, combined with the interest rate spread, produces the changes in net interest income between periods. The table below provides information with respect to (1) the effect on interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the effect on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the changes in rate/volume (changes in rate multiplied by changes in volume) for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Rate/Volume Analysis

	Increase (Decrease) For the Year Ended December 31,
	2007 Compared to 2006
			Rate/
	Rate	Volume	Volume	Net
	(In Thousands)

Interest-Earning Assets
Commercial real estate and other mortgage loans	$655	$7,688	$188	$8,531
Commercial and industrial loans	(296)	3,201	(63)	2,842
Leases	(136)	399	(41)	222
Consumer loans	(9)	19	(1)	9

Total loans and leases receivable	214	11,307	83	11,604
Mortgage-related securities	261	(15)	(1)	245
Investment securities	11	(55)	(6)	(50)
Other investments	(32)	(8)	3	(37)
Fed funds sold and other	-	66	(12)	54
Short-term investments	1	11	-	12

Total net change in income on interest-earning assets	455	11,306	67	11,828

Interest-Bearing Liabilities
NOW accounts	(17)	687	(5)	665
Money market	(123)	801	(14)	664
Certificates – regular	1,133	4,036	330	5,499
Certificates – large	166	358	30	554

Total deposits	1,159	5,882	341	7,382
Junior subordinated debentures	(1,241)	(1,241)	1,241	(1,241)
FHLB advances	9	324	3	336
Other borrowings	228	765	121	1,114

Total net change in expense on interest-bearing liabilities	155	5,730	1,706	7,591

Net change in net interest income	$300	$5,576	$(1,639)	$4,237

Interest income was $59.4 million for the year ended December 31, 2007, an increase of $11.8 million, or 24.8%, from the year ended December 31, 2006. This increase was primarily due to the volume increases in the commercial real estate and other mortgage loan portfolio and the commercial and industrial loan portfolio. The average balance of the commercial real estate and other mortgage loan portfolio was $481.0 million with an average yield of 7.34% compared to an average balance of $373.7 million with an average yield of 7.16% for the year ended December 31, 2006. Yields on our commercial real estate and other mortgage loan portfolio increased 18 basis points. The majority of the loans in this portfolio are fixed rate in nature and are minimally impacted by a volatile interest rate market. The average balance of the commercial and industrial loan portfolio was $200.4 million with an average yield of 8.98% for the year ended December 31, 2007 compared to an average balance of $165.5 million with an average yield of 9.16% for the year ended December 31, 2006. The yields on our commercial and industrial portfolio dropped 18 basis points. This basis point decline is partially attributable to the volatility in the Prime and London Interbank Offer Rates (LIBOR) that has occurred during 2007 coupled with continued pressures to competitively price our commercial loans. Yields on commercial loans also reflect the recognition of asset-based loan fees collected including prepayment fees.

Interest expense was $36.3 million for the year ended December 31, 2007, an increase of $7.6 million, or 26.5%, from the year ended December 31, 2006. The increase in interest expense was primarily caused by the increased average deposit liability balances needed to fund asset growth and the need to competitively price deposit products to attract local deposits. Shortfalls in attracting local deposits are supplemented with brokered deposits. Average deposit balances, including brokered deposits, were approximately $676.7 million with a weighted average cost of funds of 4.80% compared to an average balance of $548.0 million with a weighted average cost of funds of 4.58% for the year ended December 31, 2006. Average borrowings were $62.4 million with a weighted average cost of funds of 6.13% for the year ended December 31, 2007 compared to an average balance of $52.9 million with a weighted average cost of funds of 6.82% for the year ended December 31, 2006. During the fourth quarter of 2006, we repaid $10.3 million of junior subordinated debentures. The decrease in the weighted average cost of funds is directly related to this repayment and its replacement with subordinated notes payable at a lower rate.

During the third quarter of 2007, we decided to change the pricing index of our variable rate deposit liabilities, including NOW and money market accounts from the 91 day Treasury Bill (T-Bill) index to the Federal Funds rate. This was done at a time when the T-Bill rates were experiencing significant volatility and action was required to continue to competitively price our products while protecting our in-market deposits to maintain appropriate liquidity for the Banks. As a result of this pricing methodology change, we did not experience a significant decline in our weighted average cost of funds associated with our NOW and money market accounts as the Federal Funds average rate for the year 2007 and the average rate of the T-Bill for the same time period of 2006 are closely correlated. As discussed above, shortfalls in attracting local deposits are supplemented with brokered deposits. With the volatility in the interest rate markets over the last quarter of 2007, brokered deposit rates did not fall as quickly as the related indices due to significant demand for brokered deposits throughout the financial services industry caused by liquidity issues among larger financial institutions that were impacted by the challenges of the sub-prime residential real estate market. Interest rates on brokered deposits are fixed; however, purchases of brokered certificates are structured to match the repricing and maturity of the interest-earning portfolio.

Net interest margin was 2.87% for the year ended December 31, 2007 compared to 2.87% for the year ended December 31, 2006. Our net interest margin remained stable due to the market-based pricing of assets and liabilities because we managed the composition and duration of our interest-bearing liabilities to limit the exposure to changing rates and because the rate of increase in our net interest income kept pace with the growth in our interest earning assets. In addition, the change of the index of which we price our variable rate deposit products allows us to significantly mitigate basis risk or repricing mismatch inherent in our portfolios without implementing complicated hedging strategies to protect our net interest margin in volatile and changing rate environments.

Net Interest Income Information

Average Interest-Earning Assets, Average Interest-Bearing Liabilities, Interest Rate Spread, and Net Interest Margin.  The following table shows our average balances, interest, average rates, net interest margin, and the spread between combined average rates earned on the our interest-earning assets and cost of interest-bearing liabilities for the periods indicated. The average balances are derived from average daily balances.

	For the Year Ended December 31,
	2007			2006

			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)

Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$481,039	$35,307	7.34%	$373,731	$26,776	7.16%
Commercial and industrial loans	200,414	18,000	8.98	165,473	15,158	9.16
Leases	24,346	1,552	6.37	18,730	1,330	7.10
Consumer loans	3,106	198	6.37	2,823	189	6.70

Total loans and leases receivable(1)	708,905	55,057	7.77	560,757	43,453	7.75
Mortgage-related securities(2)	92,094	4,167	4.52	92,444	3,922	4.24
Investment securities(2)	1,640	60	3.66	3,297	110	3.34
Federal Home Loan Bank stock	2,230	45	2.02	2,474	82	3.31
Fed funds sold and other	1,118	56	5.01	33	2	6.06
Short-term investments	2,212	103	4.66	1,980	91	4.60

Total interest-earning assets	808,199	59,488	7.36	660,985	47,660	7.21
Non-interest-earning assets	32,539			31,292

Total assets	$840,738			$692,277

Interest-Bearing Liabilities
NOW accounts	$67,189	2,838	4.22	$51,048	2,173	4.26
Money market	171,508	7,699	4.49	153,978	7,035	4.57
Certificates-regular	387,974	19,385	5.00	300,601	13,886	4.62
Certificates-large	50,025	2,536	5.07	42,377	1,982	4.68

Total deposits	676,696	32,458	4.80	548,004	25,076	4.58
Junior subordinated debentures	-	-	-	9,915	1,241	12.52
FHLB advances	25,776	1,256	4.87	19,059	920	4.83
Other borrowings	36,605	2,566	7.01	23,971	1,452	6.06

Total interest-bearing liabilities	739,077	36,280	4.91	600,949	28,689	4.77
Non-interest-bearing liabilities	54,204			47,992

Total liabilities	793,281			648,941
Stockholders’ equity	47,457			43,336

Total liabilities and stockholders’ equity	$840,738			$692,277

Net interest income/interest rate spread		$23,208	2.45%		$18,971	2.44%

Net interest-earning assets	$69,122			$60,036

Net interest margin			2.87%			2.87%
Average interest-earning assets to average interest-bearing liabilities	109.35%			110.00%
Return on average assets	0.39			0.54
Return on average equity	6.86			8.65
Average equity to average assets	5.64			6.26
Non-interest expense to average assets	2.34			2.27

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost of basis of assets held and available for sale.

Provision for Loan and Lease Losses.  The provision for loan and lease losses totaled $2.9 million for the year ended December 31, 2007 compared to $1.5 million for the year ended December 31, 2006. The $1.4 million increase in the provision for loan and lease losses is primarily due to the increased inherent risk associated with a growing loan and lease portfolio coupled with both an increased amount of impaired loans and other factors prescribed by our allowance for loan and lease methodology. The provision for loan and lease losses is dependent upon the credit quality of loans and leases, the increased inherent risk associated with a larger portfolio, the risk inherent in specific loan types and our assessment of the collectibility of loans and leases under current economic conditions. While we have made no changes to our underwriting standards in 2007 and 2006, current economic conditions have caused us to add additional steps to our approval process. To establish the appropriate level of the allowance for loan and lease losses, we regularly reviews our historical charge-off migration analysis and an analysis of the current level and trend of several factors that we believe may indicate losses in the loan and lease portfolio. These factors include delinquencies, volume, average size, average risk rating, technical defaults, geographic concentrations, industry concentrations, loans and leases on the management attention watch list, experience in the credit granting functions and changes in underwriting standards, and level of non-performing assets and related fair value of underlying collateral. Refer to Allowance for Loan and Lease Losses for further information.

Non-Interest Income.  Non-interest income, consisting primarily of fees earned for trust and investment services, service charges and fees on deposits and loans and income from bank-owned life insurance, increased $742,000, or 20.2%, to $4.4 million for the year ended December 31, 2007 from $3.7 million for the year ended December 31, 2006. Trust and investment services fee income increased $558,000, or 41.2% to $1.9 million for the year ended December 31, 2007 compared to $1.4 million for the year ended December 31, 2006. Trust and investment services fee income can be broken into two components: trust fee income and investment service commission income. Trust fee income was $1.5 million for the year ended December 31, 2007 compared to $1.1 million for the year ended December 31, 2006. Trust fee income is driven by the volume of assets under management and the market values associated with those assets. At December 31, 2007, we had $291.2 million of trust assets under management. This is an $86.9 million increase over the assets under management of $204.3 million at December 31, 2006. The increase in trust assets under management is a direct result of successful sales efforts. The second component of trust and investment services fee income relates to investment service commissions. Investment commissions are received on each transaction processed for our brokerage clients along with continued commissions received as long as our clients hold the investment in the product that was purchased. At December 31, 2007, the brokerage assets under administration increased $33.4 million, or 29.2%, to $147.8 million compared to $114.4 million at December 31, 2006. As a result of increased client activity and due to timing of commissions paid, investment service commissions increased approximately $158,000, or 53.4%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Income associated with cash surrender value of life insurance policies increased $83,000, or 13.5%, to $697,000 for the year ended December 31, 2007 compared to $614,000 for the year ended December 31, 2006. The increase in cash surrender value is due to positive market performance of the policies. In addition, non-interest income increased due to the change in fair value of interest rate swaps and net cash settlement which decreased 2006 period revenue by approximately $163,000. A majority of our interest rate swaps were terminated during the first quarter of 2006. We did not enter into any new interest rate swaps in 2007.

Non-Interest Expense.  Non-interest expense increased $4.0 million, or 25.2%, to $19.7 million for the year ended December 31, 2007 from $15.7 million for the year ended December 31, 2006. In general, non-interest expenses are influenced by the growth of operations, with additional employees necessary to staff such growth. Compensation expense was the primary driver of the increase in non-interest expenses during 2007. Compensation expense increased $2.8 million, or 30.6%, to $12.1 million for the year ended December 31, 2007 compared to $9.3 million for the year ended December 31, 2006. The increase in compensation expense is primarily due to an increased number of full-time equivalent employees which increases overall salary expense and bonus accruals, additional compensation expense associated with share-based compensation awards and increased healthcare costs. At December 31, 2007, we had 121.5 full-time equivalent employees compared to 112.0 full-time equivalent employees at December 31, 2006 with a primary emphasis in hiring additional business development officers in all areas of our Corporation as a means to execute our primary growth strategy. We believe this investment in our people provides a strong foundation to meet our growth initiatives in the future. Share-based compensation expense increased approximately $215,000 when comparing the years ended December 31, 2007 and 2006. We began issuing restricted share awards in 2006, and the increase in this expense represents the recognition in 2007 of twelve months of expense relating to 2006 awards that were granted periodically during fiscal year 2006. We expect that we will continue to award restricted shares. This expense will continue to increase through 2010, at which time the expense will reflect four years of awards of restricted shares, as our restricted shares generally vest over a four year period, then will only fluctuate due to other normal factors including number of shares granted and market price at which those shares are granted.

Marketing expense increased $140,000, or 15.0%, to $1.1 million for the year ended December 31, 2007 from $936,000 for the year ended December 31, 2006. The increase is due to the timing of planned advertising campaigns, including those campaigns associated with market expansion. Professional fees increased $112,000, or 8.6%, to $1.4 million for the year ended December 31, 2007 compared to $1.3 million for the year ended December 31, 2006. The increase is attributable to increased audit fees, directors’ fees and use of third party consultants. Other non-interest expense increased $780,000, or 46.5%, to $2.5 million for the year ended December 31, 2007 compared to $1.7 million for the year ended December 31, 2006. The increase was caused by several factors including increased FDIC insurance expense due to increased premiums rates and larger average deposit balances of the Banks of which the increased premium rates are applied (approximately $238,000), the recognition of our portion of the loss associated with Aldine Capital Fund Limited Partnership (approximately $191,000), increased legal fees and other expenses associated with defending our positions with certain loans and owned real estate (approximately $72,000), increased charitable donations (approximately $56,000), and increased training expenses (approximately $28,000). Our investment in Aldine Capital Fund Limited Partnership is accounted for under the equity method and the losses represent our pro-rata share of the operating costs given the relatively new status of this private equity partnership. Aldine Capital Fund Limited Partnership began operations in October 2006.

Income Taxes.  Income tax expense was $1.8 million for the year ended December 31, 2007, with an effective tax rate of 35.7%, compared to $1.7 million, with an effective tax rate of 31.0%, for the year ended December 31, 2006. The primary reasons for the increase in the effective tax rate are due to increased state income tax expense including interest related to uncertain tax positions, and a decline in low income housing income tax credits.

Financial Condition
December 31, 2007

General.  Total assets increased $130.1 million, or 16.5%, to $918.4 million at December 31, 2007 from $788.3 million at December 31, 2006. This asset growth is primarily in our loan and lease portfolio. Loans and leases receivable, net of allowance for loan and lease losses, increased $131.8 million, or 20.6%. The asset growth was primarily funded by net increases in deposits of $135.8 million. The allowance for loan and lease losses was 1.26% and 1.28% of gross loans as of December 31, 2007 and 2006, respectively.

Securities.  Securities available-for-sale decreased $2.6 million to $97.4 million at December 31, 2007 from $100.0 million at December 31, 2006, primarily due to principal pay-downs received, net of new purchases. We used net principal pay-downs that we received to fund loan and lease growth.

Our available for sale portfolio primarily consists of collateralized mortgage obligations and is used to provide a source of liquidity and provide collateral for borrowings, while maximizing the earnings potential of the Banks’ assets. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. Mortgage-related securities, including collateralized mortgage obligations, are subject to risks based upon the future performance of underlying collateral, mortgage loans, for these securities. Among the risks are prepayment risk, extension risk, and interest rate risk. Should general interest rates decline, the mortgage-related securities portfolio would be subject to prepayments caused by borrowers seeking lower financing rates. A decline in interest rates could also cause a decline in interest income on adjustable-rate mortgage-related securities. Conversely, an increase in general interest rates could cause the mortgage-related securities portfolio to be subject to a longer term to maturity caused by borrowers being less likely to prepay their loans. Such a rate increase could also cause the fair value of the mortgage related securities portfolio to decline. While collateralized mortgage obligations present prepayment risk and extension risk, the overall credit risk associated with these investments as it relates to our investment portfolio is minimal as we purchase investments which are insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), or Government National Mortgage Association (GNMA). In addition, we believe the collateralized mortgage obligations represent attractive investments due to the wide variety of maturity and repayment options available to allow us to better match our short-term liabilities. Of the total available-for-sale mortgage securities at December 31, 2007, $31.6 million, $13.0 million, and $52.7 million were insured or guaranteed by FHLMC, FNMA, and GNMA, respectively. None of the securities within our portfolio are collateralized by sub-prime mortgages.

Investment objectives are formed to meet liquidity requirements and generate a favorable return on investments without compromising other business objectives and levels of interest rate risk and credit risk. Consideration is also given to investment portfolio concentrations. Federal and state chartered banks are allowed to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, state and municipal obligations, mortgage-related securities, certain time deposits of insured financial institutions, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate debt and equity securities, commercial paper and mutual funds. Our investment policy provides that we will not engage in any practice that the Federal Financial Institutions Examination Council considers an unsuitable investment practice. These objectives are formalized and documented in our investment policy which is approved by the Banks’ Boards of Directors (Boards) on an annual basis. Management, as authorized by the Boards, implements this policy. The Boards review investment activity on a monthly basis.

The Banks’ investment policies allow the Banks to participate in hedging strategies or use financial futures, options or forward commitments or interest rate swaps with prior Board approval. The Banks utilize from time to time derivative instruments in the course of their asset/liability management. These derivative instruments are primarily interest rate swap agreements which are used to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. However, no new derivative contracts were entered into during 2007.

Securities are classified as available-for-sale, held-to-maturity and trading. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholder’s equity. We held no securities designated as held-to-maturity or trading as of December 31, 2007.

At December 31, 2007, $62.5 million of our mortgage-related securities were pledged to secure our various obligations.

The table below sets forth information regarding the amortized cost and fair values of our investments and mortgage-related securities at the dates indicated.

	As of December 31,
	2007		2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Securities available-for-sale
U.S. Government corporations and agencies	$1,500	$1,497	$1,497	$1,467
Municipals	85	85	185	182
Collateralized mortgage obligations – government agencies	52,755	52,658	38,903	38,775
Collateralized mortgage obligations – government sponsored agencies	43,631	43,138	60,952	59,584

	$97,971	$97,378	$101,537	$100,008

The following table sets forth the maturity and weighted average yield characteristics of the fair value of the our debt securities at December 31, 2007, classified by term maturity.

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Total
	(In Thousands)

Available-for-sale
U.S. Government corporations and agencies	$1,497	3.41%	$-	-	$-	-	$-	-	$1,497
Municipals	85	5.63%	-	-	-	-	-	-	85
Collateralized mortgage obligations – government agencies	-	-	-	-	1,388	5.14%	51,271	5.15	52,658
Collateralized mortgage obligations – government sponsored agencies	30	6.01%	423	3.84%	17,830	3.84%	24,856	4.16%	43,138

	$1,611	3.57%	$423	3.84%	$19,217	3.94%	$76,127	4.82%	$97,378

We currently do not hold any tax-exempt securities; therefore, all yields presented are based on a tax equivalent basis.

Derivative Activities.  We use derivative instruments, principally interest rate swaps, to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. For further discussion on our interest rate risk management activities and use of derivatives, see Note 1 to the Consolidated Financial Statements. We did not enter into any new derivative contracts during 2007.

Loans and Leases Receivable.  Total net loans and leases increased $131.8 million to $771.6 million at December 31, 2007 from $639.9 million at December 31, 2006. The Banks principally originate commercial and industrial loans and commercial real estate loans. Commercial real estate loans represent approximately 43.01% of the loan portfolio while commercial and industrial loans, including asset-based loans represent 27.35% of the loan portfolio. The mix of the overall loan portfolio has remained relatively consistent from the prior year continuing with a concentration in commercial real estate. Commercial real estate loans are secured by properties located primarily in Dane, Waukesha and Outagamie counties and their surrounding communities in Wisconsin. Growth in the loan and lease portfolio is attributable to successful sales efforts by the expanded business development team to extend credit to established and new client relationships, including production from our loan production offices located in the Northeast region of Wisconsin. Our pipeline of potential new business remains strong and we expect the loan and lease portfolio to continue to grow.

Loan Portfolio Composition.  The following table presents information concerning the composition of the Banks’ consolidated loans and leases held for investment at the dates indicated.

	As of December 31,
	2007		2006		2005
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(In Thousands)

Mortgage loans:
Commercial real estate	$336,153	43.01%	$274,262	42.30%	$249,133	46.16%
Construction and land development	90,545	11.58	78,257	12.07	50,619	9.38
Multi-family	41,821	5.35	34,635	5.34	22,115	4.10
1-4 family	48,437	6.20	35,721	5.51	26,513	4.91

Total mortgage loans	516,956	66.14	422,875	65.22	348,380	64.55

Commercial loans and leases:
Commercial and industrial	147,856	18.92	125,256	19.32	102,482	18.98
Asset-based	65,930	8.43	51,445	7.93	49,206	9.12
Direct financing leases, net	29,383	3.76	23,203	3.58	17,852	3.31

Total commercial loans and leases	243,169	31.11	199,904	30.83	169,540	31.41

Consumer loans:
Home equity and second mortgage	9,784	1.25	8,859	1.37	8,231	1.53
Credit card	854	0.11	785	0.12	560	0.10
Personal	1,147	0.15	1,248	0.19	860	0.16
Other	9,724	1.24	14,679	2.27	12,159	2.25

Total consumer loans	21,509	2.75	25,571	3.95	21,810	4.04

Gross loans and leases receivable	781,634	100.00%	648,350	100.00%	539,730	100.00%

Contras to loans and leases:
Allowance for loan and lease losses	(9,854)		(8,296)		(6,773)
Deferred loan fees	(147)		(187)		(241)

Loans and leases receivable, net	$771,633		$639,867		$532,716

The following table shows the scheduled contractual maturities of the Banks’ consolidated gross loans and leases held for investment, as well as the dollar amount of such loans and leases which are scheduled to mature after one year which have fixed or adjustable interest rates, as of December 31, 2007.

			Construction,
	Commercial	Commercial	Multi-Family,	Lease	Consumer
	Real Estate	and Industrial	1-4 Family	Receivables	and other	Total
	(In Thousands)

Amounts due:
In one year or less	$47,274	$88,419	$85,850	$296	$13,875	$235,714
After one year through five years	229,642	120,355	84,834	21,924	7,557	464,312
After five years	59,237	5,012	10,119	7,163	77	81,608

	$336,153	$213,786	$180,803	$29,383	$21,509	$781,634

Interest rate terms on amounts due after one year:
Fixed	$252,589	$63,039	$74,904	$29,087	$7,604	$427,223

Adjustable	$36,290	$62,328	$20,049	$-	$30	$118,697

Commercial Real Estate.  The Banks originate commercial real estate loans which have fixed or adjustable rates and terms of generally up to five years and amortizations of twenty-five years on existing commercial real estate and new construction. Loans secured by commercial real estate consist of commercial owner-occupied properties as well as investment properties. At December 31, 2007, the Banks had $336.2 million of loans secured by commercial real estate. This represented 43.01% of the Banks’

gross loans and leases. Approximately $155.2 million of the commercial real estate loans are owner-occupied properties which represents 30.02% of all loans secured by real estate.

Commercial Loans.  At December 31, 2007, commercial and industrial loans amounted to $213.8 million,or 27.35%, of gross loans and leases. The Banks’ commercial and industrial loan portfolio is comprised of loans for a variety of purposes and generally is secured by inventory, accounts receivable, equipment, machinery and other corporate assets and are advanced within limits prescribed by our loan policy. Substantially all of such loans are secured and typically backed by personal guarantees of the owners of the borrowing business.

Of the $213.6 million of commercial and industrial loans, $65.9 million were originated by FBCC, our asset-based lending subsidiary, as of December 31, 2007. These asset-based loans are typically secured by accounts receivable, inventories, or equipment. Because asset-based borrowers are usually highly leveraged, such loans have higher interest rates and fees accompanied by close monitoring of assets. Asset-based loans secured by real estate amounted to $10.7 million as of December 31, 2007 and are included in the commercial real estate portfolio.

Construction, Multi-family Loans and 1-4 Family.  The Banks originate loans to construct commercial properties and complete land development projects. At December 31, 2007, construction and land development loans amounted to $90.5 million, or 11.58%, of the Banks’ gross loans and leases. The Banks’ construction loans generally have terms of six to twenty-four months with fixed or adjustable interest rates and fees that are due at the time of origination. Loan proceeds are disbursed in increments as construction progresses and as inspections by title companies’ warrant.

The Banks originated multi-family loans that amounted to $41.8 million at December 31, 2007, or 5.35%, of gross loans and leases. These loans are primarily secured by apartment buildings and are primarily located in Dane and Waukesha counties; however, loan participation opportunities may expand the exposure to areas outside of the Banks’ primary market area.

The Banks also originate 1 – 4 family first mortgage loans which totaled $48.4 million at December 31, 2007, or 6.20%, of gross loans and leases. These loans are primarily secured by single family homes that are held for investment by our clients.

Leases.  Leases originated through First Business Equipment Finance, LLC (FBEF), formerly known as First Business Leasing, LLC, amounted to $29.4 million as of December 31, 2007 and represented 3.76% of gross loans and leases. Leases are originated with a fixed rate and typically a term of seven years or less. It is customary in the leasing industry to provide 100% financing, however, FBEF will, from time-to-time, require a down payment or lease deposit to provide a credit enhancement. All equipment leases must have an additional insured endorsement and a loss payable clause in the interest of FBEF and must carry sufficient physical damage and liability insurance.

FBEF leases machinery and equipment to clients under leases which qualify as direct financing leases for financial reporting and as operating leases for income tax purposes. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual value (approximating 3 to 20% of the property cost of the related equipment), are recorded as lease receivables when the lease is signed and the lease property is delivered to the client. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis which results in an approximate level rate of return on the unrecovered lease investment. Lease payments are recorded when due under the lease contract. Residual value is the estimated fair market value of the equipment on lease at lease termination. In estimating the equipment’s fair value, FBEF relies on historical experience by equipment type and manufacturer, published sources of used equipment pricing, internal evaluations and, where available, valuations by independent appraisers, adjusted for known trends. FBEF reviews its estimates regularly to ensure reasonableness; however, the amounts the FBEF will ultimately realize could differ from the estimated amounts. The majority of the equipment was leased to businesses in the manufacturing (26.3%), printing (19.4%), and commercial vehicle leasing (31.5%) industries as of December 31, 2007.

Consumer and other mortgage loans.  The Banks originate a small amount of consumer loans. Such loans amounted to $21.5 million, or 2.75% of the Banks’ gross loans, at December 31, 2007 and consist of home equity, second mortgage, credit card and other personal loans for professional and executive clients of the Banks. Generally, the maximum loan to value on home equity loans is 80% with proof of property value required at origination and annual personal financial statements required after the initial loan application. The typical loan to value on new automobiles and trucks is 80%.

Net Fee Income from Lending Activities.  The Banks defer loan and lease origination and commitment fees and certain direct loan and lease origination costs and amortize as an adjustment to the related loan and lease yields. The Banks also receive other fees and charges relating to existing loans, which include prepayment penalties, loan monitoring fees, late charges and fees collected in connection with loan modifications.

Loan and Lease Delinquencies.  The Banks place loans and leases on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Previously accrued but unpaid interest is deducted from interest income at that time. As a matter of policy, the Banks do not accrue interest on loans or leases past due beyond 90 days. Loans on non-accrual status are considered impaired.

The following table sets forth information relating to delinquent loans and leases at the dates indicated.

	As of December 31,
	2007		2006		2005
		% of		% of		% of
		Gross		Gross		Gross
		Loans and		Loans and		Loans and
Days Past Due	Balance	Leases	Balance	Leases	Balance	Leases
	(In Thousands)

30 to 59 days	$621	0.08%	$5,860	0.90%	$389	0.07%
60 to 89 days	85	0.01	-	0.00	99	0.02
90 days and over(3)	2,487	0.32	455	0.07	721	0.13

	$3,193	0.41%	$6,315	0.97%	$1,209	0.22%

(3)	Includes loans and leases contractually 90 days past due and which have been placed on non-accrual status.

The increase in loans and leases 30-59 days past due in 2006 was attributable to several unrelated loans and leases that as a result of receiving the required payments in January 2007, were brought current.

Non-performing Assets and Impaired Loans and Leases.  Non-performing assets consists of non-accrual loans and leases of $8.9 million and $660,000 of foreclosed properties as of December 31, 2007, or 1.04% of total assets, as compared to $1.1 million, or 0.14% of total assets, as of December 31, 2006. This represents an increase of $8.4 million of non-performing assets. The increase is primarily due to the addition of several large commercial real estate and land development loans. Recent economic events, including the slowdown of the housing market and declining real estate market values, have caused several large commercial real estate and land development loans to default. As a result of these defaults and related foreclosure actions, our non-performing assets have significantly increased at December 31, 2007.

As discussed previously, we recorded a provision for loan and lease losses of $2.9 million for the year ended December 31, 2007 compared to $1.5 million for the year ended December 31, 2006. The primary drivers of the increased provision relate to increased inherent risk associated with a growing portfolio coupled with an increased amount of impaired loans. While we have made no significant changes to our underwriting standards, current economic conditions have caused us to add additional steps to our approval process. Through proactive monitoring of the loan and lease portfolio, we identified weakening of key performance indicators based upon our clients’ financial statements and declining market values of real estate used as collateral. These factors contributed to an increase in the number and amount of loans on management attention watch lists and consequently an increase in the number and amount of loans on non-accrual status. Non-accrual loans and leases are considered an indicator of potential future losses. In the existing inventory of loans identified as non-accrual and impaired, approximately 20.1% are associated with loans for construction and/or land development and 56.3% with multi-family properties.

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)

Non-accrual loans	$8,805	$1,109	$1,454
Non-accrual leases	59	-	90

Total non-accrual loans and leases	8,864	1,109	1,544
Foreclosed properties and repossessed assets, net	660	-	-

Total non-performing assets	$9,524	$1,109	$1,544

Performing troubled debt restructurings	$-	$-	$-

Total non-accrual loans and leases to total loans and leases	1.13%	0.17%	0.29%
Total non-performing assets to total assets	1.04	0.14	0.23
Allowance for loan and lease losses to total loans and leases	1.26	1.28	1.25
Allowance for loan and lease losses to non-accrual loans and leases	111.17	748.06	438.67

We consider a loan or lease impaired if, based upon current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement. Certain homogeneous loans, including residential mortgage and consumer loans, are collectively evaluated for impairment and, therefore, do not have individual credit risk ratings and are excluded from impaired loans. Impaired loans include all nonaccrual loans and leases as well as certain accruing loans and leases judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. Once we determine a loan or lease impaired, the impaired loan is measured to establish the amount of the impairment. While impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in a specific reserve included in the allowance for loan and lease losses for every impaired loan. We calculate the amount of the allowance for loan and lease losses for impaired loans utilizing various methods appropriate to the loan or lease being evaluated, including the present value of expected future cash flows discounted at the loan’s or lease’s effective interest rate or evaluation of the fair value, less costs to sell, of collateral for collateral dependent loans.

Foreclosed properties are recorded at the lower of cost or fair value. If, at the time of foreclosure, the fair value less cost to sell is lower than the carrying value of the loan, the difference, if any, is charged to the allowance for loan losses prior to transfer to foreclosed property. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which is based on current occupancy and lease rates) and verifiable offers to purchase. After foreclosure, valuation allowances or future write-downs to fair value less costs to sell are charged directly to expense. Non-performing assets include one foreclosed property at December 31, 2007. Subsequent to December 31, 2007, the Bank sold this property at an amount approximate to its carrying value.

Additional information about impaired loans at or for the years ended December 31, 2007 and 2006 is as follows:

	As of December 31,
	2007	2006
	(In Thousands)

Impaired loans and leases with no impairment reserves	$6,500	$683
Impaired loans and leases with impairment reserves required	2,617	1,404

Total impaired loans and leases	9,117	2,087
Less:
Impairment reserve (included in allowance for loan and lease losses)	834	863

Net impaired loans and leases	$8,283	$1,224

Average impaired loans and leases	$3,439	$1,444

Interest income attributable to impaired loans and leases	$365	$210
Interest income recognized on impaired loans and leases	41	217

Net foregone interest income on impaired loans and leases	$324	$(7)

Allowance for Loan and Lease Losses.  In order to establish the level of loan and lease losses, we regularly review and update the calculations within our existing allowance methodology by incorporating historical charge-off migration analysis and an analysis of the current level and trend of several factors that we believe may indicate losses in the loan and lease portfolio. These factors include delinquencies, volume and average size loan relationships, average risk rating, technical defaults, geographic concentrations, loans and leases on management attention watch lists, experience in the credit granting functions, changes in underwriting standards and level of non-performing assets and related fair value of underlying collateral. The historical charge-off migration analysis utilizes the most recent five years of net charge-offs and traces the migration of the risk rating from origination through charge-off. The historical percentage of the amounts charged-off for each risk rating, for each subsidiary is averaged for the five year period giving greater weight in the calculation to the recent years. We then apply these percentages to the current loan and lease portfolio.

As a result of this review process, we have concluded that an appropriate allowance for loan and lease loss reserve for the existing loan and lease portfolio was $9.9 million, or 1.26% of gross loans and leases at December 31, 2007. Taking into consideration net charge-offs of $1.3 million, the required provision for loan and lease losses was $2.9 million for the year ended December 31, 2007. At December 31, 2006, the allowance for loan and lease losses was $8.3 million, or 1.28% of gross loans and leases, reflecting net recoveries of $4,000 and a provision for loan and lease losses of $1.5 million for the year ended December 31, 2006.

During the fourth quarter of 2007, we recorded charge-offs of $1.4 million. Loan and lease losses are charged against the allowance when we believe we have confirmation that the loan or lease balance is uncollectible. Through the completion of our evaluation of the allowance for loan and lease losses, we determined that we would not receive our entire contractual principal on several loans and as a result recorded the appropriate charge against the allowance for loan and lease loss reserve. Our charge-offs related to a few different types of loans. Commercial and industrial charge-offs primarily related to one specific loan to a roofing contractor where it was determined that the future viability of the company was doubtful and the collateral is not adequate to cover the outstanding amount of the loan. Commercial real estate and other mortgage loan charge-offs were recognized because the associated real estate projects have relied on sales of property to repay the loans. Due to recent economic conditions, sales of property have not been sufficient to service the debt, forcing the borrowers into default status. Foreclosure actions have been initiated. New appraisals and/or market evaluations were completed confirming declines in real estate values. Remaining proceeds from sales of properties at new market values are inadequate to repay the entire debt. As a result, we have written down the value of these loans to their estimated fair value, less costs to sell through a charge to the allowance for loan and lease losses.

A summary of the activity in the allowance for loan and lease losses follows:

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)

Allowance at beginning of period	$8,296	$6,773	$6,375

Charge-offs:
Commercial real estate and other mortgage	(571)	-	-
Commercial and industrial	(778)	-	-
Lease	(25)	-	-
Consumer	-	-	(10)

Total charge-offs	(1,374)	-	(10)

Recoveries:
Commercial real estate and other mortgage	5	4	4
Commercial and industrial	23	-	4
Lease	-	-	-
Consumer	-	-	-

Total recoveries	28	4	8

Net (charge-offs) recoveries	(1,346)	4	(2)
Provision for loan and lease loss	2,904	1,519	400

Allowance at end of period	$9,854	$8,296	$6,773

Allowance to gross loans and leases	1.26%	1.28%	1.25%

Loan charge-offs were $1.4 million and $0 for the year ended December 31, 2007 and 2006, respectively. Recoveries for the years ended December 31, 2007 and 2006 were $28,000 and $4,000, respectively.

To determine the level and composition of the allowance for loan and lease losses, we break out the portfolio by categories and risk ratings. We evaluate impaired loans and leases and potential impaired loans and leases for a specific reserve based upon the estimated value of the underlying collateral for collateral-dependent loans, or alternatively, the present value of expected cash flows. We apply historical trends of the previously identified factors to each category of loans that have not been specifically evaluated for the purpose of establishing the general reserve.

We review our methodology and periodically adjust allocation percentages based upon historical results. Within the specific categories, certain loans or leases have been identified for specific reserve allocations as well as the whole category of that loan type or lease being reviewed for a general reserve based on the foregoing analysis of trends and overall balance growth within that category.

The table below shows our allocation of the allowance for loan and lease losses by loan and lease loss reserve category at the dates indicated.

	As of December 31,
	2007		2006		2005
	Allowance	Percent of	Allowance	Percent of	Allowance	Percent of
	for Loan	Loans in	for Loan	Loans in	for Loan	Loans in
	and Lease	Each Category	and Lease	Each Category	and Lease	Each Category
	Loss	to Total Loans	Loss	to Total Loans	Loss	to Total Loans
	(In Thousands)

Commercial real estate	$3,858	43.01%	$2,998	42.30%	$2,777	46.16
Construction and land development	1,328	11.58	826	12.07	553	9.38
Multi-family	423	5.35	340	5.34	231	4.10
1-4 family	557	6.20	369	5.51	291	4.91
Commercial and industrial loans	3,042	27.35	3,115	27.25	2,414	28.10
Direct financing leases, net	355	3.76	380	3.58	268	3.31
Consumer and other	291	2.75	268	3.95	237	4.04
Unallocated	-	-	-	-	-	-

Total	$9,854	100.00%	$8,296	100.00%	$6,773	100.00%

Although we believe the allowance for loan and lease losses is adequate based on the current level of loan delinquencies, non-performing assets, trends in charge-offs, economic conditions and other factors as of December 31, 2007, there can be no assurance that future adjustments to the allowance will not be necessary. We adhere to high underwriting standards in order to maintain strong asset quality and continues to pursue practical and legal methods of collection, repossession and disposal of any such troubled assets. As of December 31, 2007, there were no significant industry concentrations in the loan portfolio.

Deposits.  As of December 31, 2007, deposits increased $135.8 million to $776.1 million from $640.3 million at December 31, 2006. Deposits are a major source of the Banks’ funds for lending and other investment activities. A variety of accounts are designed to attract both short- and long-term deposits. These accounts include time deposits, money market and demand deposits. The Banks’ in-market deposits are obtained primarily from Dane and Waukesha Counties. At December 31, 2007, $429.2 million of the Banks’ time deposits were comprised of brokered deposits compared to $325.9 million at December 31, 2006. The increase in deposits is directly related to the increase in brokered deposits obtained to fund asset growth. Brokered deposits are generally a lower cost source of funds when compared to the interest rates on deposits with similar terms that would need to be offered in the local markets to generate a sufficient level of funds. The Banks’ liquidity policy limits the amount of brokered deposits to 75% of total deposits. At December 31, 2007, the Banks were in compliance with the policy limits.

Deposit terms offered by the Banks vary according to minimum balance required, the time period the funds must remain on deposit, Federal funds rates and the interest rates charged on other sources of funds, among other factors. In determining the characteristics of deposit accounts, consideration is given to profitability of the Banks, matching terms of the deposits with loan and lease products, the attractiveness to clients and the rates offered by the Banks’ competitors.

The following table sets forth the amount and maturities of the Banks’ certificates of deposit, including brokered deposits at December 31, 2007.

			Over Six
		Over Three	Months
		Months	Through
	Three Months	Through	Twelve	Over Twelve
Interest Rate	and Less	Six Months	Months	Months	Total
	(In Thousands)

0.00% to 1.99%	$-	$-	$-	$-	$-
2.00% to 2.99%	20	-	-	-	20
3.00% to 3.99%	347	238	289	111	985
4.00% to 4.99%	55,329	59,973	68,587	118,425	302,314
5.00% and greater	38,095	21,237	23,241	115,424	197,997

	$93,791	$81,448	$92,117	$233,960	$501,316

At December 31, 2007, time deposits included $72.5 million of certificates of deposit in denominations greater than or equal to $100,000. Of these certificates, $34.3 million are scheduled to mature in three months or less, $14.2 million in greater than three through six months, $4.1 million in greater than six through twelve months and $3.3 million in greater than twelve months.

Borrowings.  We had borrowings of $82.0 million as of December 31, 2007, a decrease of $11.0 million, or 11.4%, from $93.0 million at December 31, 2006. The decrease is primarily driven by a decrease in federal funds purchased and securities sold under agreements to repurchase of $19.5 million. At the end of December 31, 2006, we experienced a significant amount of loan closings that were temporarily funded by short-term borrowings, or federal funds purchased, until permanent funding could be arranged. Permanent funding in this situation relates to an orderly attainment of brokered deposits. The decrease in federal funds purchased is offset by an increase in subordinated notes payable. During 2007, we obtained an additional $10 million of long-term funding through subordinated notes payable that was used to provide adequate capital to support our continued growth.

The following table sets forth the outstanding balances, weighted average balances and weighted average interest rates for our borrowings (short-term and long-term) as indicated.

	As of December 31,
	2007			2006
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate
	(In Thousands)

Fed funds purchased and securities sold under agreements to repurchase	$14,250	$10,394	5.35%	$33,751	$13,875	5.12%
FHLB advances	34,526	25,776	4.87	36,584	19,059	4.83
Junior subordinated debentures	-	-	-	-	9,915	12.52
Line of credit	2,210	2,556	7.20	1,635	3,167	6.82
Subordinated notes payable	31,000	23,630	7.73	21,000	6,929	7.58
Other	-	25	7.00	-	-	-

	$81,986	$62,381	6.13	$92,970	$52,945	6.82

Short-term borrowings	$32,470			$52,443
Long-term borrowings	49,516			40,527

	$81,986			$92,970

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

The Banks may also enter into repurchase agreements with selected clients. Repurchase agreements are accounted for as borrowings by the Banks and are secured by mortgage-related securities. At December 31, 2007, there were no outstanding repurchase agreements with clients.

The Corporation has a short-term line of credit to fund short-term cash flow needs. The interest rate is based on the London Interbank Offer Rate (LIBOR) plus a spread of 1.70% with an embedded floor of 3.75% and is payable monthly. The final maturity of the credit line is February 28, 2008. In March 2008, this line of credit was renewed for an additional year. The renewed line of credit provides for borrowings upto $10.5 million with an interest rate of LIBOR plus a spread of 1.70% on the first $7.5 million and LIBOR plus a spread of 1.75% on the remaining $3 million. The Corporation also has a subordinated note payable with an interest rate based on LIBOR plus 2.35% subject to a floor of 4.25% which matures on September 29, 2013. See Note 11 to the Consolidated Financial Statements for more information on borrowings.

The following table sets forth maximum amounts outstanding at each month-end for specific types of borrowings for the periods indicated.

	Year Ended December 31,
	2007	2006
	(In Thousands)

Maximum month-end balance:
FHLB advances	$34,529	$36,584
Fed funds purchased and securities sold under agreements to repurchase	30,970	33,751

Stockholders’ Equity.  As of December 31, 2007, stockholders’ equity was $48.6 million or 5.3% of total assets. Stockholders’ equity increased $2.8 million during the year ended December 31, 2007 primarily as a result of comprehensive income of $3.9 million, which includes net income of $3.3 million plus a decrease in accumulated other comprehensive loss of $606,000. Stock options exercised increased equity by $37,000. Restricted stock issued with respect to share-based compensation programs increased equity by $397,000. These increases were partially offset by treasury stock purchases of $843,000 and cash dividends declared of $657,000. In November 2007, the Corporation announced a stock repurchase plan to repurchase up to $1,000,000 of the Corporation’s outstanding stock. Through December 31, 2007, the Corporation has purchased 44,000 shares of its own stock as part of the program and is the primary reason for the increase in the level of activity relating to treasury stock. As of December 31, 2006, stockholders’ equity totaled $45.8 million or 5.8% of total assets.

Non-bank Subsidiaries

First Madison Investment Corporation.  FMIC is an operating subsidiary of FBB that was incorporated in the State of Nevada in 1993. FMIC was organized for the purpose of managing a portion of the Bank’s investment portfolio. FMIC invests in marketable securities and also invests in commercial real estate, multi-family, commercial and some 1-4 family loans in the form of loan participations with FBB retaining servicing and charging a servicing fee of .25%. As an operating subsidiary, FMIC’s results of operations are consolidated with FBB’s for financial and regulatory purposes. FBB’s investment in FMIC amounted to $185.1 million at December 31, 2007. FMIC had net income of $6.7 million for the year ended December 31, 2007. This compares to a total investment of $177.9 million at December 31, 2006 and net income of $6.0 million for the year ended December 31, 2006.

First Business Capital Corp.  FBCC is a wholly-owned subsidiary of FBB formed in 1995 and headquartered in Madison, Wisconsin. FBCC is an asset-based lending company designed to meet the needs of growing, highly leveraged manufacturers and wholesale distribution businesses and specializes in providing secured lines of credit as well as term loans on equipment and real estate assets. FBB’s investment in FBCC at December 31, 2007 was $11.0 million and net income for the year ended December 31, 2007 was $1.3 million. This compares to a total investment of $9.7 million and net income of $1.3 million, respectively, at and for the year ended December 31, 2006.

FMCC Nevada Corp.  FMCCNC is a wholly-owned subsidiary of FBCC incorporated in the state of Nevada in 2000. FMCCNC invests in asset-based loans in the form of loan participations with FBCC retaining servicing. FBCC’s total investment in FMCCNC at December 31, 2007 was $21.6 million. FMCCNC had net income of $1.3 million for the year ended December 31 2007. This compares to a total investment of $20.3 million and net income of $1.4 million, respectively, at and for the year ended December 31, 2006.

First Business Equipment Finance, LLC.  FBEF, formerly known as First Business Leasing, LLC, headquartered in Madison, Wisconsin, was formed in 1998 for the purpose of purchasing leases from m2 Lease Funds, LLC (m2) and to originate leases. Until its sale on January 4, 2005, FBB had a 50% equity interest in m2, which is a commercial finance joint venture specializing in the lease of general equipment to small and medium-sized companies nationwide. Typically FBEF originates leases and extends credit in the form of loans to finance general equipment for small and medium-sized companies. FBB’s total investment in FBEF at December 31, 2007 was $4.8 million and net income was $171,000 for the year ended December 31, 2007. This compares to a total investment of $3.4 million and net income of $203,000, respectively, at and for the year ended December 31, 2006.

Liquidity and Capital Resources

During the years ended December 31, 2007 and 2006, the Banks did not make dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. We believe that the Corporation will not be adversely affected by these dividend limitations and that any future projected dividends from the Banks will be sufficient to meet the Corporation’s liquidity needs. The Corporation’s principal liquidity requirements at December 31, 2007 are the repayment of a short-term borrowing of $2.2 million and interest payments due on subordinated debentures. The Corporation expects to meet its liquidity needs through existing cash flow sources, its bank line of credit and or dividends received from the Banks. The Corporation and its subsidiaries continue to have a strong capital base and the Corporation’s regulatory capital ratios continue to be above the defined minimum regulatory ratios. See Note 12 in Notes to Consolidated Financial Statements for the Corporation’s comparative capital ratios and the capital ratios of its Banks.

As previously discussed, the Federal Home Loan Bank of Chicago (FHLB) has entered into a consensual cease and desist order with its regulator. Under the terms of the order, capital stock repurchases and redemptions are prohibited unless the Bank has received approval of the Director of the Office of Supervision of the Finance Board. The order also provides that dividend declarations are subject to prior written approval of the Director. The Banks currently hold, at cost, $2.4 million of FHLB stock, all of which we believe we will ultimately be able to recover. Based upon correspondence we received from the FHLB, we do not expect that this cease and desist order will impact the short- and long-term funding options provided by the FHLB.

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

The Banks used brokered deposits, which allows the Banks to gather funds across a larger geographic base at attractive price levels. Access to such deposits allows the flexibility to not pursue single service deposit relationships in markets that have experienced some unprofitable pricing levels. Brokered deposits account for $429.2 million and $325.9 million of deposits as of December 31, 2007 and 2006, respectively. Brokered deposits are utilized to support asset growth and are generally a lower cost source of funds when compared to the interest rates that would need to be offered in the local markets to generate a sufficient level of funds. In addition, the administrative costs associated with brokered deposits are considerably less than the administrative costs that would be incurred to administer a similar level of local deposits. Although local market deposits are expected to increase as new client relationships are established and as existing clients increase the balances in their deposit accounts, the Banks will likely continue to use brokered deposits. In order to provide for ongoing liquidity and funding, all of the brokered deposits are certificates of deposit that do not allow for withdrawal, at the option of the depositor, before the stated maturity. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure so that at least 90 days of maturities would be funded through other means, including but not limited to advances from the Federal Home Loan Bank, replacement with higher cost local market deposits or cash flow from borrower repayments and security maturities.

The Banks are required by federal regulators to maintain levels of liquid investments in qualified U.S. Government and agency securities and other investments which are sufficient to ensure the safety and soundness of operations. The regulatory requirements for liquidity are discussed in Item 1, Business under Supervision and Regulation.

Off-balance Sheet Arrangements

As of December 31, 2007, the Banks had outstanding commitments to originate $172.7 million of loans and commitments to extend funds to or on behalf of clients pursuant to standby letters of credit of $12.2 million. Commitments to extend funds typically have a term of less than one year; however the Banks have $127.5 million of commitments which extend beyond one year at December 31, 2007. See Note 16 to the Consolidated Financial Statements. No losses are expected as a result of these funding commitments. We have evaluated outstanding commitments associated with loans that were identified as impaired loans and concluded that there are no additional losses associated with these unfunded commitments. It is believed that additional commitments will not be granted or additional collateral will be provided to support the additional funds advanced. The Banks also utilize interest rate swaps for the purposes of interest rate risk management. Such instruments are discussed in Note 18 to the Consolidated Financial Statements. Additionally the Corporation has committed to provide an additional $2.5 million to Aldine Capital Fund, LP. We believe adequate capital and liquidity are available from various sources to fund projected commitments.

Contractual Obligations

The following table summarizes our contractual cash obligations and other commitments at December 31, 2007.

	Payment Due by Period
		Less Than 1			More Than
	Total	Year	1-3 Years	4-5 Years	5 Years
	(In Thousands)

Operating lease obligations	$5,861	$830	$1,576	$1,236	$2,219
Fed funds purchased and securities sold under repurchase agreements	14,250	14,250	-	-	-
Time deposits	501,316	267,356	231,606	2,354	-
Line of credit	2,210	2,210	-	-	-
Subordinated debt	31,000	-	-	-	31,000
FHLB advances	34,526	16,010	18,034	-	482

Uncertain tax positions(1)
Total contractual obligations	$589,163	$300,656	$251,216	$3,590	$33,701

(1)	The contractual obligations table excludes the Corporation’s uncertain tax payments of $1.8 million because the we cannot make a reliable estimate of the timing of cash payments.

Recently Issued Accounting Pronouncements

See Note 1- Summary of Significant Accounting Policies and Nature of Operations, Recent Accounting Changes in the accompanying financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

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

The following table illustrates the potential impact of changing rates on our net interest income for the next twelve months, as of December 31, 2007.

	Change in interest rates in basis points
	−200	−100	0	+100	+200

Impact on net interest income	6.60%	3.19%	-	(3.21%)	(6.45%)

The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. A positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. As shown in the cumulative gap position in the table presented below, at December 31, 2007, interest-bearing liabilities repriced faster than interest-earning assets in the short term. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels, reinvestment spreads, balance sheet growth and mix, and interest rate spreads.

We manage the structure of interest earning assets and interest bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. Broker certificates of deposit are a significant source of funds. We use a variety of maturities to augment our management of interest rate exposure.

The following table illustrates our static gap position.

	Estimated Maturity or Repricing at December 31, 2007
	Within	3-12	1-5	After
	3 Months	Months	Years	5 Years	Total
	(In Thousands)

Assets:
Investment securities	$10,237	$24,281	$56,569	$6,291	$97,378
Commercial loans	74,168	17,538	64,083	1,774	157,563
Real estate loans	166,287	35,041	262,694	62,734	526,756
Asset-based loans	65,930	-	-	-	65,930
Lease receivables	1,268	3,955	24,160	-	29,383
Consumer loans	1,161	735	105	-	2,001

Total earning assets	$319,051	$81,550	$407,612	$70,799	$879,011

Liabilities
Interest-bearing checking	$65,034	$-	$-	$-	$65,034
Money market accounts	162,585	-	-	-	162,585
Time deposits under $100,000	59,499	139,631	229,668	-	428,797
Time deposits $100,000 and over	31,845	36,382	4,293	-	72,519
Securities sold under agreements to repurchase	-	-	-	-	-
FHLB advances	6,000	10,000	18,000	526	34,526
Short-term borrowings	16,460	-	-	-	16,460
Long-term debt	31,000	-	-	-	31,000
Interest rate swaps	(404)	128	276	-	-

Total interest-bearing liabilities	$372,031	$186,141	$252,236	$526	$810,922

Interest rate gap	$(52,968)	$(104,591)	$155,375	$70,273	$68,089

Cumulative interest rate gap	$(52,968)	$(157,559)	$(2,184)	$68,089

Cumulative interest rate gap to total earning assets	(6.03)%	(17.92)%	(0.24)%	7.75%

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF FIRST BUSINESS FINANCIAL SERVICES

The following financial statements are included in this Annual Report on Form 10-K:

First Business Financial Services, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
	(In Thousands, Except Share Data)

Assets
Cash and due from banks	$17,421	$19,215
Short-term investments	203	246

Cash and cash equivalents	17,624	19,461
Securities available-for-sale, at fair value	97,378	100,008
Loans and leases receivable, net of allowance for loan and lease losses of $9,854 and $8,296, respectively	771,633	639,867
Leasehold improvements and equipment, net	1,546	1,051
Cash surrender value of bank-owned life insurance	14,757	13,469
Investment in Federal Home Loan Bank stock, at cost	2,367	2,024
Goodwill and other intangibles	2,787	2,817
Accrued interest receivable and other assets	10,346	9,626

Total assets	$918,438	$788,323

Liabilities and Stockholders’ Equity
Deposits	$776,060	$640,266
Securities sold under agreement to repurchase	-	451
Federal Home Loan Bank and other borrowings	81,986	92,519
Accrued interest payable and other liabilities	11,840	9,331

Total liabilities	869,886	742,567

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $10 par value, 10,000 Series A shares and 10,000 Series B shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value, 8,000,000 shares authorized, 2,576,849 and 2,516,193 shares issued, 2,509,213 and 2,493,578 outstanding in 2007 and 2006, respectively	26	25
Additional paid-in capital	23,462	23,029
Retained earnings	26,836	24,237
Accumulated other comprehensive loss	(399)	(1,005)
Treasury stock (67,636 and 22,615 shares in 2007 and 2006, respectively), at cost	(1,373)	(530)

Total stockholders’ equity	48,552	45,756

Total liabilities and stockholders’ equity	$918,438	$788,323

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Income

	For the Years Ended December 31,
	2007	2006
	(In Thousands, Except Share Data)

Interest income:
Loans and leases	$55,057	$43,452
Securities income, taxable	4,227	4,033
Short-term investments	204	175

Total interest income	59,488	47,660

Interest expense:
Deposits	32,458	25,076
Notes payable and other borrowings	3,822	2,372
Junior subordinated debentures	-	1,241

Total interest expense	36,280	28,689

Net interest income	23,208	18,971
Provision for loan and lease losses	2,904	1,519

Net interest income after provision for loan and lease losses	20,304	17,452
Non-interest income:
Trust and investment services fee income	1,914	1,356
Service charges on deposits	715	756
Increase in cash surrender value of bank-owned life insurance	697	614
Loan fees	630	630
Credit, merchant and debit card fees	210	176
Change in fair value of interest rate swaps	-	(283)
Net cash settlement of interest rate swaps	-	120
Other	250	305

Total non-interest income	4,416	3,674

Non-interest expense:
Compensation	12,121	9,280
Occupancy	1,040	993
Equipment	497	518
Data processing	1,054	994
Marketing	1,076	936
Professional fees	1,411	1,299
Other	2,458	1,678

Total non-interest expense	19,657	15,698

Income before income tax expense	5,063	5,428
Income tax expense	1,807	1,681

Net income	$3,256	$3,747

Earnings per share:
Basic	$1.33	$1.53
Diluted	$1.32	$1.52
Dividends declared per share	$0.26	$0.24

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
	(In Thousands, Except Share Data)

Balance at December 31, 2005	$24	$22,712	$21,085	$(1,469)	$(509)	$41,843
Comprehensive income:
Net income	-	-	3,747	-	-	3,747
Unrealized securities gains arising during the period	-	-	-	549	-	549
Reclassification adjustment for realized loss on securities	-	-	-	7	-	7
Unrealized derivative gains arising during the period	-	-	-	5	-	5
Reclassification adjustment for realized losses on derivatives	-	-	-	99	-	99
Income tax effect	-	-	-	(196)	-	(196)

Comprehensive income						4,211
Share-based compensation – restricted shares	1	181	-	-	-	182
Cash dividends ($0.24 per share)	-	-	(595)	-	-	(595)
Treasury stock purchased (869 shares)	-		-	-	(21)	(21)
Stock options exercised (14,314 shares)	-	136	-	-	-	136

Balance at December 31, 2006	$25	$23,029	$24,237	$(1,005)	$(530)	$45,756

Comprehensive income:
Net income	-	-	3,256	-	-	3,256
Unrealized securities gains arising during the period	-	-	-	936	-	936
Unrealized derivative losses arising during the period	-	-	-	(9)	-	(9)
Reclassification adjustment for realized losses on derivatives	-	-	-	4	-	4
Income tax effect	-	-	-	(325)	-	(325)

Comprehensive income						3,862
Share-based compensation – restricted shares	1	396	-	-	-	397
Cash dividends ($0.26 per share)	-	-	(657)	-	-	(657)
Treasury stock purchased (45,021 shares)	-	-	-	-	(843)	(843)
Stock options exercised (3,128 shares)	-	37	-	-	-	37

Balance at December 31, 2007	$26	$23,462	$26,836	$(399)	$(1,373)	$48,552

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2007	2006
	(In Thousands)

Operating activities
Net income	$3,256	$3,747
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(392)	(836)
Provision for loan and lease losses	2,904	1,519
Depreciation, amortization and accretion, net	475	602
Share-based compensation	397	182
Change in fair value of interest rate swaps	-	283
Increase in cash surrender value of bank-owned life insurance	(697)	(614)
Origination of loans held for sale	(1,340)	(1,082)
Sale of loans held for sale	1,346	1,089
Gain on sale of loans held for sale	(6)	(7)
Loss on sale of available-for-sale securities	-	7
Gain on sale of 50% owned joint venture	-	-
Increase in accrued interest receivable and other assets	(694)	(950)
Increase in accrued interest payable and other liabilities	2,492	602

Net cash provided by operating activities	7,741	4,542

Investing activities
Proceeds from maturities of available-for-sale securities	22,045	22,480
Proceeds from sale of available-for-sale securities	-	749
Proceeds from sale of 50% owned joint adventure	-	-
Purchases of available-for-sale securities	(18,523)	(30,780)
Proceeds from sale of FHLB stock	-	1,125
Purchases of FHLB stock	(343)	(251)
Net increase in loans and leases	(134,670)	(108,671)
Purchases of leasehold improvements and equipment, net	(856)	(283)
Purchase of bank-owned life insurance	(591)	-

Net cash used in investing activities	(132,938)	(115,631)

Financing activities
Net increase in deposits	135,794	72,802
Net decrease in FHLB line of credit	(17,048)	17,048
Repayment of FHLB advances	(10)	(9)
Proceeds from FHLB advances	15,000	7,000
Net decrease in short-term borrowed funds	(18,926)	13,173
Repayment of subordinated notes payable	-	(5,000)
Proceeds from subordinated notes payable	10,000	21,000
Repayment of junior subordinated debentures	-	(10,310)
Termination of interest rate swaps	-	(1,384)
Exercise of stock options	37	136
Cash dividends paid	(644)	(592)
Purchase of treasury stock	(843)	(21)

Net cash provided by financing activities	123,360	113,843

Net (decrease) increase in cash and cash equivalents	(1,837)	2,754
Cash and cash equivalents at the beginning of the period	19,461	16,707

Cash and cash equivalents at the end of the period	$17,624	$19,461

Supplementary cash flow information
Interest paid on deposits and borrowings	$34,363	$27,639
Income taxes paid	2,495	2,385
Transfer to other real estate owned	660	-

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 –	Summary of Significant Accounting Policies and Nature of Operations

Nature of Operations.  The accounting and reporting practices of First Business Financial Services (FBFS or the Corporation), its wholly-owned subsidiaries, First Business Bank (FBB) and First Business Bank – Milwaukee (FBB – Milwaukee) have been prepared in accordance with U.S. generally accepted accounting principles. First Business Bank and First Business Bank – Milwaukee are sometimes referred to together as the “Banks”. FBB operates as a commercial banking institution in the Dane County and surrounding areas market with loan production offices in Oshkosh, Wisconsin and Appleton, Wisconsin. FBB also offers trust and investment services through First Business Trust & Investments (FBTI), a division of FBB. FBB – Milwaukee operates as a commercial banking institution in the Waukesha County and surrounding areas market. The Banks provide a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Banks are subject to competition from other financial institutions and service providers and are also subject to state and federal regulations. FBB has the following subsidiaries: First Business Capital Corp. (FBCC), First Madison Investment Corp. (FMIC), and First Business Equipment Finance, LLC. FBCC has a wholly-owned subsidiary, FMCC Nevada Corp. (FMCCNC). FMIC and FMCCNC are located in and were formed under the laws of the state of Nevada. Significant intercompany accounts and transactions have been eliminated.

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

Securities Available-for-Sale.  The Corporation classifies its investment and mortgage-related securities as available-for-sale, held-to-maturity and trading. Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt and equity securities bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Debt and equity securities not classified as held-to-maturity or as trading are classified as available-for-sale. Available-for-sale securities are measured at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax. Realized gains and losses, and declines in value judged to be other than temporary, are included in the consolidated statements of income as a component of non-interest income. The cost of securities sold is based on the specific identification method. The Corporation had no held-to-maturity or trading securities at December 31, 2007 and 2006.

Discounts and premiums on investment and mortgage-backed securities are accreted and amortized into interest income using the effective yield method over the period to maturity.

When it is determined securities are other than temporarily impaired, an impairment loss is recorded in earnings and a new cost basis is established for the impaired security. At December 31, 2007 and 2006, no securities were deemed to be other than temporarily impaired.

Federal Home Loan Bank Stock.  The Corporation owns shares in the Federal Home Loan Bank (FHLB) as required for membership in the FHLB-Chicago. The minimum required investment was $1.7 million as of December 31, 2007. FHLB stock is carried at cost which approximates its fair value because the shares can be resold to other member banks at their carrying amount of $100 per share par amount. The Corporation periodically evaluates its holding in FHLB stock for impairment. Should the stock be impaired, it would be written down to its estimated fair value. There were no impairments recorded on FHLB stock during the years ended December 31, 2007 and 2006.

Loans and Leases.  Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal balance with adjustments for charge-offs, the allowance for loan and lease losses, deferred fees or costs on originated loans and leases, and unamortized premiums or discounts on any purchased loans. Loans originated or purchased and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Unrealized losses on such loans are recognized through a valuation allowance by a charge to other non-interest income. Gains and losses on the sale of loans are included in other non-interest income.

Loans Held for Sale.  Loans held for sale consist of the current origination of certain 1-4 family mortgage loans and are carried at lower of cost or market value. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the sales price. The Corporation had no loans held for sale at December 31, 2007 and 2006.

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

Operating Leases.  Machinery and equipment are leased to clients under operating leases and are recorded at cost. Equipment under such leases is depreciated over the estimated useful life or term of the lease, if shorter. The impairment loss, if any, would be charged to expense in the period it becomes evident. Rental income is recorded on the straight-line accrual basis as other non-interest income.

Interest on Loans.  Interest on loans is accrued and credited to income on a daily basis based on the unpaid principal balance and is calculated using the effective interest method. Per policy, a loan is placed in a non-accrual status when it becomes 90 days past due or more or the likelihood of collecting interest is doubtful unless the loan is well collateralized and in the process of collection. A loan may be placed on non-accrual status prior to being 90 days past due if the collectibility of interest is doubtful. A loan is determined to be past due if the borrower fails to meet a contractual payment and will continue to be considered past due until all contractual payments are received. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income and the payments on non-accrual loans are applied to interest on a cash basis. If collectibility of the principal is in doubt, payments received are first applied to reduce loan principal. As soon as it is determined that the principal of a non-accrual loan is uncollectible, the portion of the carrying balance that exceeds the value of the underlying collateral is charged off. Loans are returned to accrual status when they are brought current in terms of both principal and accrued interest due, have performed in accordance with contractual terms for a reasonable period of time, and when the ultimate collectibility of total contractual principal and interest is no longer doubtful.

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

Foreclosed Properties and Repossessed Assets.  Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets is carried at the lower of cost or fair value with estimated selling expenses deducted. Costs relating to the development and improvement of the property are capitalized while holding period costs are charged to other non-interest expense. Valuations are periodically performed by management and independent third parties and an allowance for loss is established by a charge to expense if the carrying value of a property exceeds its fair value less estimated costs to sell. Foreclosed properties and repossessed assets are included in other assets in the consolidated balance sheets.

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

Goodwill and Other Intangible Assets.  The excess of the cost of the acquisition of The Business Banc Group Ltd. (BBG) over the fair value of the net assets acquired consists primarily of goodwill and core deposit intangibles. Core deposit intangibles have estimated finite lives and are amortized on an accelerated basis to expense over a period of 15 years. The Corporation reviews long-

lived assets and certain identifiable intangibles for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.

Goodwill is not amortized but is subject to impairment tests on at least an annual basis. Any impairment of goodwill will be recognized as an expense in the period of impairment. The Corporation completes its annual goodwill impairment test as of June 1 each year, or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. Because of adverse changes in the business climate, the Corporation performed an additional goodwill impairment test as of December 31, 2007. No impairment has been recognized for the years ended December 31, 2007 and 2006. Note 8 includes a summary of the Corporation’s goodwill and core deposit intangibles.

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

Bank-Owned Life Insurance.  Bank-owned life insurance (BOLI) is reported at the amount that would be realized if the life insurance policies were surrendered on the balance sheet date. BOLI policies owned by the Banks are purchased with the objective to fund certain future employee benefit costs with the death benefit proceeds. The cash surrender value of such policies is recorded in “Cash surrender value of life insurance” on the Consolidated Balance Sheets and changes in the value are recorded in non-interest income. The total death benefit of all of the BOLI policies is $43.1 million. There are no restrictions on the use of BOLI proceeds nor are there any contractual restrictions on the ability to surrender the policy. As of December 31, 2007, there were no loans against the cash surrender value of the BOLI policies.

Income Taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences in timing between the financial statement and tax basis of assets and liabilities that result in taxable or deductible amounts in the future based on enacted tax law and rates applicable to periods in which the differences are expected to affect taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, appropriate tax planning strategies and projections for future taxable income over the period which the deferred tax assets are deductible. When necessary, valuation allowances are established to reduce deferred tax assets to the realizable amount. Management believes it is more likely than not that the Corporation will realize the benefits of these deductible differences, net of the existing valuation allowances.

Income tax expense represents the tax payable or tax refundable for a period, adjusted by the applicable change in deferred tax assets and liabilities for that period. The Corporation and its subsidiaries file a consolidated Federal income tax return and separate state income tax returns. Prior to January 1, 2007, FBFS accrued through current income tax provision amounts it deems probable of assessment related to federal and state income tax expenses. Such accruals would be reduced when such taxes were paid or reduced by way of a credit to the current income tax provision when it was no longer probable that such taxes would be paid. Tax sharing agreements allocate taxes to each entity for the settlement of intercompany taxes.

Effective January 1, 2007, the Corporation applies a more likely than not approach to each of its tax positions when determining the amount of tax benefit to record in its financial statements. Unrecognized tax benefits are recorded in other liabilities. The Corporation recognizes accrued interest relating to unrecognized tax benefits in income tax expense and penalties in other non-interest expense.

Earnings Per Share.  Basic earnings per share (EPS) are computed by dividing net income by the weighted average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Common stock equivalents are all potential common shares which could be issued if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed by dividing adjusted net income by the weighted average number of common shares outstanding plus all common stock equivalents. These common stock equivalents are computed based on the treasury stock method using the average market price for the period. Some stock options are anti-dilutive and are therefore not included in the calculation of diluted earnings per share.

Segments and Related Information.  The Corporation is required to report each operating segment based on materiality thresholds of ten percent or more of certain amounts, such as revenue. Additionally, the Corporation is required to report separate operating segments until the revenue attributable to such segments is at least 75 percent of total consolidated revenue. The Corporation provides a broad range of financial services to individuals and companies in south central and southeastern Wisconsin. These services include demand, time, and savings products, the sale of certain non-deposit financial products, and commercial and retail lending, leasing and trust services. While the Corporation’s chief decision-maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a corporate-wide basis. Since the Corporation’s business units have similar basic characteristics in the nature of the products, production processes, and type or class of customer for products or services, these business units are considered one operating segment.

Defined Contribution Plan.  The Corporation has a contributory 401(k) defined contribution plan covering substantially all employees. A matching contribution of up to 3% of salary is provided. The Corporation may also make discretionary contributions up to an additional 6% of salary. Contributions are expensed in the period incurred and recorded in compensation expense in the consolidated statements of income.

Stock Options.  Prior to January 1, 2006, the Corporation accounted for stock-based compensation using the intrinsic value method. Under the intrinsic value method, compensation expense for employee stock options was generally not recognized if the exercise price of the option equaled or exceeded the fair market value of the stock on the date of grant.

On January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R” or the “Statement”) using the prospective method as stock options were only granted by the Corporation prior to meeting the definition of a nonpublic entity. Under the prospective method, SFAS 123R must only be applied to the extent that those awards are subsequently modified, repurchased or cancelled. No stock options have been granted since the Corporation met the definition of a public entity and no stock options have been modified, repurchased or cancelled subsequent to the adoption of this Statement. Therefore, no stock-based compensation was recognized in the consolidated statement of income for the years ending December 31, 2007 or 2006, except with respect to restricted stock awards. Upon vesting of any options subject to SFAS 123R, the benefits of tax deductions in excess of recognized compensation expense will be reported as a financing cash flow, rather than as an operating cash flow.

Reclassifications.  Certain accounts have been reclassified to conform to the current year presentations. Weighted average common and diluted shares outstanding and the dilutive effect of stock options have been modified from prior year presentation to account for a correction of an error in applying the treasury stock method. Basic and diluted earnings per share for the year ended December 31, 2006 as previously presented were $1.51 and $1.50, respectively compared to basic and diluted earnings per share of $1.53 and $1.52 as restated, respectively. Management has quantitatively and qualitatively deemed the impact of the disclosure error to be immaterial.

Recent Accounting Changes.

Accounting for Uncertainty in Income Taxes.  In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Corporation’s financial statements. The interpretation applies to situations where there is uncertainty about the timing of the deduction, the amount of the deduction, or the validity of the deduction. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation adopted this standard on January 1, 2007. The adoption of this standard did not have a material effect on the Corporation’s consolidated financial statements.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. It is expected that the adoption of SFAS No. 157 will not have a material effect on the consolidated financial statements of the Corporation.

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

SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this standard did not have a material impact on the consolidated financial statements of the Corporation.

Business Combinations.  In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the fiscal years beginning after December 15, 2008. The Corporation has not yet evaluated the potential impact of this standard.

Noncontrolling Interests in Consolidated Financial Statements.  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company has not evaluated the potential impact of this standard.

Note 2 – Equity Incentive Plans

The Corporation adopted an equity incentive plan in 1993 as amended in 1995, an equity incentive plan in 2001 and the 2006 Equity Incentive Plan (the Plans). The Plans are administered by the Compensation Committee of the Board of Directors of FBFS and provide for the grant of equity ownership opportunities through incentive stock options, nonqualified stock options (stock options) and restricted stock (unvested shares). A maximum of 431,129 common shares are currently authorized for awards under the Plans. 152,094 shares are available for future grants under the Plans as of December 31, 2007. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plans. The Corporation may issue new shares and shares from treasury for shares delivered under the Plans.

Stock Options

Stock options are granted to senior executives and other employees under the Plans. Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is granted. Options granted under the Plans are subject to graded vesting, generally ranging from four to eight years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. There were no stock options granted during year ended December 31, 2007 or 2006. No stock options have been granted since the Corporation met the definition of a public entity and no stock options have been modified, repurchased or cancelled. Therefore, no stock-based compensation was recognized in the consolidated financial statements for the years ended December 31, 2007 and 2006. The Corporation expects that a majority of the outstanding stock options will fully vest.

The following table represents a summary of stock options activity for all periods.

	For the Years Ended December 31,
	2007		2006
		Weighted		Weighted
		Average		Average
	Options	Price	Options	Price

Outstanding at beginning of year	166,168	$21.97	201,532	$21.05
Granted	-	-	-	-
Exercised	(3,128)	11.91	(14,314)	9.50
Forfeited	(3,500)	24.71	(21,050)	21.71

Outstanding at end of year	159,540	22.10	166,168	21.97

Options exercisable at end of year	140,637		106,445

The following table represents outstanding stock options and exercisable stock options at the respective ranges of exercise prices at December 31, 2007.

	Options Outstanding
		Weighted		Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$15.00 – $17.50	9,984	6.04	15.33	9,984	15.33
$17.51 – $20.00	18,356	3.54	19.08	17,953	19.08
$20.01 – $22.50	69,450	5.16	22.00	69,450	22.00
$22.51 – $25.00	61,750	6.77	24.21	43,250	24.15

	159,540	5.65	22.10	140,637	21.82

Restricted Shares

Under the 2001 and 2006 Equity Incentive Plans, participants may be granted restricted shares, each of which represents an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive a common share on the date specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under this plan are subject to graded vesting. For awards with graded vesting, compensation expense is recognized over the requisite service period of four years for the entire award on a straight-line basis. Upon vesting of restricted share awards, the benefits of tax deductions in excess of recognized compensation expense is recognized as a financing cash flow activity. For the year ended December 31, 2007, restricted share awards vested on a date at which the market price was lower than the market value on the date of grant; therefore there is no excess tax benefit reflected in the consolidated statements of cash flows. There were no vesting events during the year ended December 31, 2006. Restricted share activity for the years ended December 31, 2007 and 2006 was as follows:

	2007		2006
		Weighted		Weighted
	Number of	Average	Number of	Average
	Restricted	Grant-Date	Restricted	Grant-Date
	Shares	Fair Value	Shares	Fair Value

Nonvested balance at beginning of year	45,125	$23.08	-	$-
Granted	61,885	20.12	48,475	23.07
Vested	(11,274)	23.08	-	-
Forfeited	(4,357)	21.37	(3,350)	23.03

Nonvested balance as of end of year	91,379	21.16	45,125	23.08

As of December 31, 2007, there was approximately $1.6 million of deferred compensation expense related to unvested restricted share awards which is expected to be recognized over four years. For the years ended December 31, 2007 and 2006, share-based compensation expense included in net income totaled approximately $397,000 and $182,000, respectively. As of December 31, 2007 there were no restricted shares vested and not delivered.

Note 3 –	Earnings per Share

The computation of earnings per share for fiscal years 2007 and 2006 is as follows:

	2007	2006

Income available to common stockholders	$3,256,341	$3,747,352

Basic average shares	2,453,157	2,444,408
Dilutive effect of share-based awards	6,079	16,409

Dilutive average shares	2,459,236	2,460,817

Earnings per share:
Basic	$1.33	$1.53
Diluted	$1.32	$1.52

There were 131,200 and 65,263 option shares which were not considered dilutive for purposes of calculating earnings per share for the years ending December 31, 2007 and 2006, respectively.

Note 4 – Cash and Due From Banks.

Reserves in the form of deposits with the Federal Reserve Bank and vault cash totaling approximately $464,000 and $548,000 were maintained to satisfy federal regulatory requirements as of December 31, 2007 and 2006, respectively. These amounts are included in cash and due from banks in the consolidated balance sheets.

Note 5 –	Securities

The amortized cost and estimated fair values of securities available-for-sale are as follows:

	As of December 31, 2007
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)

U.S. Government corporations and agencies	$1,500	$-	$(3)	$1,497
Municipals	85	-	-	85
Collateralized mortgage obligations – government agencies	52,755	282	(379)	52,658
Collateralized mortgage obligations – government sponsored agencies	43,631	2	(495)	43,138

	$97,971	$284	$(877)	$97,378

	As of December 31, 2006
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

U.S. Government corporations and agencies	$1,497	$-	$(30)	$1,467
Municipals	185	-	(3)	182
Collateralized mortgage obligations – government agencies	38,903	85	(213)	38,775
Collateralized mortgage obligations – government sponsored agencies	60,952	-	(1,368)	59,584

	$101,537	$85	$(1,614)	$100,008

Collateralized mortgage obligations – government agencies include securities issued by GNMA. Collateralized mortgage obligations – government sponsored agencies include securities issued by FHLMC and FNMA. In 2006, the Corporation sold one available-for-sale security and realized a loss of approximately $7,000. There were no other sales of available-for-sale securities for any of the periods shown.

Securities with carrying values aggregating approximately $62.5 million and $35.4 million were pledged to secure public deposits, securities sold under agreement to repurchase, and FHLB advances at December 31, 2007 and 2006, respectively.

Unrealized holding losses, net of tax effect, included in accumulated other comprehensive loss at December 31, 2007 and 2006 were $393,000 and $1.0 million, respectively.

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2007 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In Thousands)

Due in one year or less	$1,615	$1,611
Due in one year through five years	429	423
Due in five through ten years	19,412	19,217
Due in over ten years	76,515	76,127

	$97,971	$97,378

The tables below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at December 31, 2007 and 2006. At December 31, 2007 and December 31, 2006, the Corporation had 87 and 105 securities that were in an unrealized loss position, respectively. Such securities have declined in value due to current interest rate environments and not credit quality and do not presently represent realized losses. The Corporation has the ability and intent to and anticipates that these securities, which have been in a continuous loss position but are not other-than-temporarily impaired, will be kept in the Corporation’s portfolio until maturity or until the unrealized loss is recovered. If held until maturity, it is anticipated that the investments will regain their value. If the Corporation determines that any of the above investments are deemed to be other-than-temporarily impaired, the impairment loss will be recognized in the consolidated statements of income.

	As of December 31, 2007
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

U.S. Government corporations and agencies	$-	$-	$1,497	$3	$1,497	$3
Collateralized mortgage obligations – government agencies	13,054	374	579	5	13,633	379
Collateralized mortgage obligations – government sponsored agencies	6,463	66	35,317	429	41,780	495

	$19,517	$440	$37,393	$437	$56,910	$877

	As of December 31, 2006
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

U.S. Government corporations and agencies	$-	$-	$1,467	$30	$1,467	$30
Municipals	-	-	182	3	182	3
Collateralized mortgage obligations – government agencies	14,044	97	9,843	116	23,887	213
Collateralized mortgage obligations – government sponsored agencies	407	10	59,178	1,358	59,585	1,368

	$14,451	$107	$70,670	$1,507	$85,121	$1,614

Note 6 –	Loan and Lease Receivables and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	December 31	December 31,
	2007	2006
	(In Thousands)

First mortgage loans:
Commercial real estate	$336,153	$274,262
Construction	90,545	78,257
Multi-family	41,821	34,635
1-4 family	48,437	35,721

	516,956	422,875
Commercial and industrial loans	213,786	176,701
Direct financing leases, net	29,383	23,203
Home equity loans and second mortgage loans	9,784	8,859
Credit card and other	11,725	16,712

	781,634	648,350
Less:
Allowance for loan and lease losses	9,854	8,296
Deferred loan fees	147	187

Loans and lease receivables, net	$771,633	$639,867

Certain of the Corporation’s executive officers, directors, and their related interests are loan clients of the Banks. As of December 31, 2007 and 2006, loans aggregating approximately $23.3 million and $18.6 million, respectively, were outstanding to such parties. New loans granted during 2007 and 2006 were approximately $9.3 million and $9.7 million and loan repayments were approximately $4.6 million and $8.2 million, respectively. These loans were made in the ordinary course of business and on substantially the same terms as those prevailing for comparable transactions with other clients. None of these loans were considered impaired.

A summary of the activity in the allowance for loan and lease losses follows:

	Years Ended December 31,
	2007	2006
	(In Thousands)

Allowance at beginning of period	$8,296	$6,773
Charge-offs:
Commercial real estate and other mortgage	(571)	-
Commercial and industrial	(778)	-
Lease	(25)	-
Consumer	-	-

Total charge-offs	(1,374)	-

Recoveries:
Commercial real estate and other mortgage	5	4
Commercial and industrial	23	-
Lease	-	-
Consumer	-	-

Total recoveries	28	4

Net (charge-offs) recoveries	(1,346)	4
Provision for loan and lease loss	2,904	1,519

Allowance at end of period	$9,854	$8,296

Allowance to gross loans and leases	1.26%	1.28%

The Corporation’s non-accrual loans and leases consist of the following at December 31, 2007 and 2006, respectively.

	Years Ended December 31,
	2007	2006
	(In Thousands)

Non-accrual loans	$8,864	$1,109
Non-accrual leases	-	-

Total non-accrual loans and leases	8,864	1,109
Foreclosed properties and reposed assets, net	660	-

Total non-performing assets	$9,524	$1,109

Performing troubled debt restructurings	$-	$-

Total non-accrual loans and leases to total loans and leases	1.13%	0.17%
Total non-performing assets to total assets	1.04	0.14
Allowance for loan and lease losses to total loans and leases	1.26	1.28
Allowance for loan and lease losses to non-accrual loans and leases	111.17	748.06

At December 31, 2007 and 2006, there were no loans greater than ninety days past due and still accruing interest.

The following represents information regarding the Corporation’s impaired loans and leases:

	As of December 31,
	2007	2006
	(In Thousands)

Impaired loans and leases with no impairment reserves required	$6,500	$683
Impaired loans and leases with impairment reserves required	2,617	1,404

Total impaired loans and leases	9,117	2,087
Less:
Impairment reserve (included in allowance for loan and lease loss)	834	863

Net impaired loans and leases	$8,283	$1,224

Average impaired loans and leases	$3,439	$1,444

Foregone interest income attributable to impaired loans and leases	$365	$210
Interest income recognized on impaired loans and leases	41	217

Net foregone interest income on impaired loans and leases	$324	$(7)

The Corporation’s net investment in direct financing leases consists of the following:

	As of December 31,
	2007	2006
	(In Thousands)

Minimum lease payments receivable	$27,572	$21,184
Estimated unguaranteed residual values in leased property	6,642	5,544
Initial direct costs	236	273
Less unearned lease and residual income	(5,067)	(3,798)

Investment in commercial direct financing leases	$29,383	$23,203

There were no impairments of residual value of leased property during 2007 and 2006.

The Corporation leases equipment under direct financing leases expiring in various future years. Some of these leases provide for additional rents, based on use in excess of a stipulated minimum number of hours, and generally allow the lessees to purchase the equipment for fair value at the end of the lease term. Future aggregate maturities of minimum lease payments to be received are as follows (In Thousands):

Maturities during year ended December 31,

2008	$7,312
2009	6,594
2010	5,819
2011	4,376
2012	2,047
Thereafter	1,424

$27,572

Note 7 –	Leasehold Improvements and Equipment

A summary of leasehold improvements and equipment at December 31, 2007 and 2006 is as follows:

	As of December 31,
	2007	2006
	(In Thousands)

Leasehold improvements	$1,241	$892
Furniture and equipment	2,447	2,124

	3,688	3,016
Less: accumulated depreciation	(2,142)	(1,965)

	$1,546	$1,051

Note 8 – Goodwill and Intangible Assets.

Goodwill is not amortized. Goodwill as well as other intangible assets is subject to impairment tests on at least an annual basis. Because of adverse changes in the business climate, the Corporation performed an additional goodwill impairment test as of December 31, 2007. No impairment loss was recorded in 2007 and 2006. At December 31, 2007, goodwill was $2.7 million. There was no change in the carrying amount of goodwill during the year ended December 31, 2007 and 2006.

The Corporation has intangible assets that are amortized consisting of core deposit intangibles and other intangibles, consisting of a purchased customer list from a purchased brokerage/investment business. Changes in the gross carrying amount, accumulated amortization and net book value of core deposits and other intangibles were as follows:

	Year Ended December 31,
	2007	2006
	(In Thousands)

Core deposit intangibles:
Gross carrying amount	$145	$145
Accumulated amortization	(95)	(77)

Net book value	$50	$68

Amortization during the period	$(18)	$(23)

Other intangibles:
Gross carrying amount	$120	$120
Accumulated amortization	(72)	(60)

Net book value	$48	$60

Amortization during the period	$(12)	$(12)

Estimated amortization expense of core deposit and other intangibles for fiscal years 2008 through 2012 are as follows:

Estimate for the year ended December 31,

	Core Deposit	Other
	Intangibles	Intangibles	Total
	(In Thousands)

2008	$13	$12	$25
2009	10	12	22
2010	7	12	19
2011	5	12	17
2012	3	-	3
Thereafter	12		12

	$50	$48	$98

Note 9 –	Other Assets

Included in other assets is an equity investment of $100,000 and $80,000 in CapVest Fund, LP as of December 31, 2007 and 2006, respectively. As of December 31, 2007 the Corporation had fulfilled its capital commitment with respect to CapVest Fund, LP. During 2006 the Corporation made an initial investment in Aldine Capital Fund, LP, a mezzanine fund. The investment as of December 31, 2007 is $319,000 and the Corporation has an additional commitment to provide funds of $2.5 million. The Corporation has two tax-preferred limited partnership equity investments, Porchlight Inc., a community housing limited partnership and Chapel Valley Senior Housing, LP, in the amounts of $25,000 and $0, respectively, as of December 31, 2007. As of December 31, 2006, investments in these two entities were $100,000 and $59,000, respectively. The Corporation is not the general partner, does not have controlling ownership, and is not the primary variable interest holder in any of these limited partnerships.

In addition to these other investments, accrued interest receivable and other assets includes accrued interest receivable of $3.6 million, net deferred tax assets of $2.8 million and other assets of $3.0 million as of December 31, 2007. As of December 31, 2006, these amounts were accrued interest receivable of $3.4 million, net deferred tax assets of $2.7 million and other assets of $2.9 million.

Note 10 –	Deposits

Deposits are summarized as follows:

	December 31, 2007		December 31, 2006
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
	(In Thousands)

Transaction accounts:
Demand deposits	$47,124	0.00%	$45,171	0.00%
Negotiable order of withdrawal (NOW) accounts	65,035	4.22	58,927	4.26

	112,159		104,098
Money market accounts	162,585	4.49	171,996	4.57
Certificates of deposit	501,316	5.00	364,172	4.63

	$776,060		$640,266

A summary of annual maturities of certificates of deposit outstanding at December 31, 2007 follows (in thousands):

Maturities during year ended December 31,

2008	$267,356
2009	90,155
2010	117,934
2011	23,517
2012	2,354
Thereafter	-

$501,316

Deposits include approximately $72.5 million and $36.0 million of certificates of deposit, including brokered deposits, which are denominated in amounts of $100,000 or more at December 31, 2007 and 2006, respectively. Included in certificates of deposit were brokered deposits of $429.2 million and $325.9 million at December 31, 2007 and 2006, respectively.

Note 11 –	Borrowed Funds

The composition of borrowed funds is as follows:

	December 31, 2007			December 31, 2006
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate
	(In Thousands)

Fed funds purchased and securities sold under agreements to repurchase	$14,250	$10,394	5.35%	$33,751	$13,875	5.12%
FHLB advances	34,526	25,776	4.87	36,584	19,059	4.83
Junior subordinated debentures	-	-	-	-	9,915	12.52
Line of credit	2,210	2,556	7.20	1,635	3,167	6.82
Subordinated notes payable	31,000	23,630	7.73	21,000	6,929	7.58
Other	-	25	7.00	-	-	-

	$81,986	$62,381	6.13	$92,970	$52,945	6.82

Short-term borrowings	$32,470			$52,443
Long-term borrowings	49,516			40,527

	$81,986			$92,970

The maximum outstanding of federal funds purchased and securities repurchase agreements was $31.0 million and $33.8 million for the years ended December 31, 2007 and 2006, respectively.

The Corporation has a $74.0 million FHLB line of credit available for advances which is collateralized by mortgage-related securities, unencumbered first mortgage loans and secured small business loans as noted below. At December 31, 2007 and 2006, open line advances totaled $0 and $17 million, respectively. Open line advances have an interest rate based on the overnight investment rate at the FHLB plus 45 basis points. The rate at December 31, 2007 and 2006 was 5.02% and 5.50%, respectively. Long-term FHLB advances totaled $34.6 million and $19.6 million at December 31, 2007 and 2006, respectively. These advances bear fixed interest rates which range from 4.50% to 6.06% at both December 31, 2007 and 2006, and are subject to a prepayment fee if they are repaid prior to maturity. None of the Corporation’s FHLB advances are putable.

The Corporation is required to maintain, as collateral, mortgage-related securities and unencumbered first mortgage loans and secured small business loans in its portfolio aggregating at least the amount of outstanding advances from the FHLB. Loans totaling approximately $14.0 million and $26.4 million and mortgage-related securities totaling approximately $58.1 million and $34.5 million were pledged as collateral for FHLB advances at December 31, 2007 and 2006, respectively. Scheduled repayments of long-term FHLB advances outstanding as of December 31, 2007 are as follows (in thousands):

Maturities during year ended December 31,

2008	$16,010
2009	11
2010	16,011
2011	2,012
2012	13
Thereafter	469

$34,526

As of December 31, 2007, the Corporation has an unsecured bank line of credit of $7.5 million with an interest rate based on one-month LIBOR (London Inter Bank Offer Rate) plus 1.70% subject to a floor of 3.75% per year. The Corporation is in compliance with all covenants as of December 31, 2007. The line of credit matures on February 28, 2008 and had a rate of 6.925% and 7.05% at December 31, 2007 and 2006, respectively. The balance outstanding was $2.2 million and $1.6 million at December 31, 2007 and 2006, respectively. In March 2008, this line of credit was renewed for an additional year. The renewed line of credit provides for borrowings up to $10.5 million with an interest rate of LIBOR plus 1.70% on the first $7.5 million and LIBOR plus 1.75% on the remaining $3 million.

The Corporation also has $31.0 million of subordinated notes payable to a bank with an interest rate based on one-month LIBOR plus 2.35%, subject to a floor of 4.25%. The notes mature on September 29, 2013 and had a 7.575% interest rate at December 31, 2007. At December 31, 2006, the Corporation had a $21.0 million subordinated note payable to a bank with an interest rate based on one-month LIBOR plus 2.35%, subject to a floor of 4.25% and had an interest of 7.70% interest rate.

In December 2001, FBFS Statutory Trust I (the Trust), a Connecticut business trust wholly owned by the Corporation, completed the sale of $10.0 million of three-month LIBOR plus 3.60% preferred securities (the “Preferred Securities”), with a maximum rate of 12.5%. The rate at December 31, 2005 was 8.10%. The Trust also issued common securities of $300,000. The Trust used the proceeds from the offering to purchase $10.3 million of 3 month LIBOR plus 3.60% Junior Subordinated Debentures (the Debentures) of the Corporation. Debentures were the sole assets of the Trust. The Corporation fully and unconditionally guaranteed the obligations of the Trust on a subordinated basis. The Corporation capitalized the debt issuance costs in 2001 of approximately $312,000, which are included in other assets, and are amortizing over the life of the Debentures.

On December 18, 2006, the Corporation exercised its right to redeem the debentures at par. The redemption was made utilizing the proceeds from the increase in the subordinated note payable. The remaining debt issuance cost of $260,000 was amortized to interest expense in 2006.

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

Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2007, that the Corporation and the Banks meet all applicable capital adequacy requirements.

As of December 31, 2007 and 2006, the most recent notification from the Federal Deposit Insurance Corporation and the state of Wisconsin Department of Financial Institutions (DFI) categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. The qualification results in lower assessment of FDIC premiums, among other benefits.

In addition, the Banks met the minimum net worth requirement of 6.0% as required by the State of Wisconsin at December 31, 2007 and 2006.

The following table summarizes the Corporation and Banks’ capital ratios and the ratios required by its federal regulators at December 31, 2007 and 2006, respectively:

					Minimum
					Required to be
			Minimum		Well Capitalized
			Required for		Under Prompt
			Capital		Corrective
			Adequacy		Action
	Actual		Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)

As of December 31, 2007
Total capital (to risk-weighted assets)
Consolidated	$87,018	10.22%	$68,119	8.00%	N/A	N/A
First Business Bank	79,072	10.45	60,528	8.00	$75,660	10.00%
First Business Bank – Milwaukee	9,847	10.26	7,679	8.00	9,599	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$46,164	5.42%	$34,060	4.00%	N/A	N/A
First Business Bank	71,097	9.40	30,264	4.00	$45,396	6.00%
First Business Bank – Milwaukee	8,639	9.00	3,840	4.00	5,759	6.00
Tier 1 capital (to average assets)
Consolidated	$46,164	5.12%	$36,065	4.00%	N/A	N/A
First Business Bank	71,097	9.04	31,459	4.00	$39,324	5.00%
First Business Bank – Milwaukee	8,639	7.39	4,678	4.00	5,848	5.00
As of December 31, 2006
Total capital (to risk-weighted assets)
Consolidated	$73,241	10.40%	$56,360	8.00%	N/A	N/A
First Business Bank	64,443	10.49	49,144	8.00	$61,430	10.00%
First Business Bank – Milwaukee	10,205	11.31	7,218	8.00	9,022	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$43,944	6.24%	$28,180	4.00%	N/A	N/A
First Business Bank	57,838	9.42	24,572	4.00	$36,858	6.00%
First Business Bank – Milwaukee	9,070	10.05	3,609	4.00	5,413	6.00
Tier 1 capital (to average assets)
Consolidated	$43,944	5.99%	$29,331	4.00%	N/A	N/A
First Business Bank	57,838	9.22	25,086	4.00	$31,358	5.00%
First Business Bank – Milwaukee	9,070	8.50	4,269	4.00	5,336	5.00

The following table reconciles stockholders’ equity to federal regulatory capital at December 31, 2007 and 2006, respectively.

	As of December 31,
	2007	2006
	(In Thousands)

Stockholders’ equity of the Corporation	$48,552	$45,756
Unrealized and accumulated gains and losses on specific items and disallowed goodwill and intangible assets	(2,388)	(1,812)

Tier 1 capital	46,164	43,944
Plus: Allowable general valuation allowances and subordinated debt	40,854	29,296

Risk-based capital	$87,018	$73,241

The Banks may not declare or pay cash dividends if such declaration and payment would violate Federal and/or state regulatory requirements. Unlike the Banks, the Corporation is not subject to these regulatory restrictions on the payment of dividends to its stockholders, the source of which, however, may depend upon dividends from the Banks. At December 31, 2007, subsidiary net assets of approximately $37.1 million could be transferred to the Corporation in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary.

Note 13 –	Employee Benefit Plans

The Corporation maintains a contributory 401(k) defined contribution plan covering substantially all employees. The Corporation matches 100% of amounts contributed by each participating employee up to 3% of the employee’s compensation. The Corporation made a matching contribution of 3% to all eligible employees in 2007 and 2006. The Corporation may also contribute additional amounts at its discretion. Discretionary contributions of 2.8% and 1.2% were made in 2007 and 2006. Plan expense totaled approximately $221,000 and $68,000 in 2007 and 2006, respectively.

The Corporation has a deferred compensation plan covering two officers under which it provides contributions to supplement their retirement. Under the terms of the agreements, benefits to be received are generally payable within six months of the date of the termination of employment with the Corporation. The expense associated with this plan in 2007 and 2006 was $124,000 and $36,000, respectively. The present value of future payments under the plan of $1,636,000 and $1,916,000 at December 31, 2007 and 2006 is included in other liabilities. One of the agreements provides for contributions to supplement health insurance costs. The reduction of expense associated with this portion of the plan due to the reduction of the liability in 2007 and 2006 was $4,000 and $14,000, respectively. The present value of future payments related to post retirement health insurance costs of $57,000 and $61,000 at December 31, 2007 and 2006 is included in other liabilities.

The Corporation owns life insurance policies on the lives of these two officers, which have cash surrender values of approximately $1.5 million and $1.4 million as of December 31, 2007 and 2006, respectively and death benefits of $5.8 million and $5.7 million, respectively. The remaining balance of the cash surrender value of bank-owned life insurance of $13.3 million and $12.1 million as of December 31, 2007 and 2006, respectively, is related to policies on a number of other officers of the Banks.

Note 14 –	Leases

The Corporation and FBB occupy space under an operating lease agreement that expires on March 8, 2016. First Business Bank has a loan production office that occupies office space under an operating lease agreement that expires on December 31, 2017. FBB – Milwaukee occupies office space under an operating lease agreement that expires on November 30, 2010. The Corporation’s total rent expense was approximately $965,000 and $926,000 and for the years ended December 31, 2007 and 2006, respectively. Included in total rent expense was contingent rent of approximately $293,000 and $294,000 for the years ended 2007 and 2006, respectively. The lease agreements include both fixed rent increases as well as contingent rent increases. The fixed rent increases are accrued on a straight-line basis. The contingent rent increases are expensed as incurred. The Corporation also leases vehicles and other office equipment. Rental expense for these operating leases was $71,000 and $84,000 for the years ended December 31, 2007 and 2006, respectively.

Future minimum lease payments for noncancelable operating leases for each of the five succeeding years and thereafter are as follows (in thousands):

2008	$830
2009	849
2010	727
2011	620
2012	616
Thereafter	2,219

$5,861

Note 15 –	Income Taxes

Income tax expense applicable to income for the years ended December 31, 2007 and 2006 consists of the following:

	Year Ended December 31,
	2007	2006
	(In thousands)

Current:
Federal	$1,527	$2,180
State	672	337

	2,199	2,517

Deferred:
Federal	(275)	(564)
State	(117)	(272)

	(392)	(836)

Total income tax expense	$1,807	$1,681

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax basis.

The significant components of the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Allowance for loan and lease losses	$3,784	$3,179
Deferred compensation	641	751
Unrealized loss on securities	200	527
Unrealized loss on interest rate swaps	4	2
Federal and state net operating loss carryforwards	2,387	2,058
Other	1,076	794

	8,092	7,311
Valuation allowance	(1,074)	(857)

Total deferred tax assets	7,018	6,454

Deferred tax liabilities:
Leasing and fixed asset activities	4,032	3,581
Other	234	188

Total deferred tax liabilities	4,266	3,769

Net deferred tax asset	$2,752	$2,685

The tax effects of unrealized gains and losses on derivative instruments and unrealized gains and losses on securities are components of other comprehensive income. A reconciliation of the change in net deferred tax assets to deferred tax expense follows:

	At December 31,
	2007	2006
	(In Thousands)

Change in net deferred tax assets	$(67)	$(640)
Deferred taxes allocated to OCI	(325)	(196)

Deferred income tax benefit	$(392)	$(836)

Net deferred tax assets are included in other assets in the consolidated balance sheets.

First Business Financial Services, Inc. and its wholly owned subsidiaries have state net operating loss carryforwards of approximately $43.0 million and $36.2 million at December 31, 2007 and 2006, respectively, which can be used to offset their future state taxable income. The carry forwards expire between 2007 and 2022. A valuation allowance has been established for the future benefits attributable to certain of the state net operating losses.

Included in deferred tax assets is a benefit for separate return Federal and state net operating loss carryforwards for the BBG and its subsidiary prior to the acquisition of BBG on June 1, 2004. As a result of the 2004 transaction, FBFS obtained 100% ownership of BBG and its subsidiary enabling a consolidated Federal tax return to be filed in 2004. The loss carry forward of approximately $447,000 is subject to certain limitations and will expire in 2024.

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

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2007	2006
	(In Thousands)

Income before income tax expense	$5,063	$5,428

Tax expense at statutory federal rate of 34% applied to income before income tax expense	$1,721	1,846
State income tax, net of federal effect	287	43
Low income housing tax credits	(48)	(68)
Bank-owned life insurance	(237)	(209)
Other	84	69

Total income tax expense	$1,807	$1,681

Effective tax rate	35.69%	30.97%

Like the majority of financial institutions located in Wisconsin, First Business Bank transferred investment securities and loans to out-of-state investment subsidiaries. The Bank’s Nevada investment subsidiaries now hold and manage these assets. The investment subsidiaries have not filed returns with, or paid income or franchise taxes to, the State of Wisconsin. The Wisconsin Department of Revenue (the “Department”) recently implemented a program to audit Wisconsin financial institutions which formed investment subsidiaries located outside of Wisconsin, and the Department has generally indicated that it intends to assess income or franchise taxes on the income of the out-of-state investment subsidiaries of Wisconsin financial institutions. FBB has received a Notice of Audit from the Department that would cover years 1999 through 2005 and would relate primarily to the issue of income of the Nevada subsidiaries. In 2007, First Business Capital Corp (FBCC) received a Notice of Audit from the Department that would cover the years 2001 through 2005. During 2004, the Department offered a blanket settlement agreement to most banks in Wisconsin having Nevada investment subsidiaries. The Department has not issued an assessment to the Bank, but the Department has stated that it intends to do so if the matter is not settled.

Prior to the formation of the investment subsidiaries the Bank sought and obtained private letter rulings from the Department regarding the non-taxability of the investment subsidiaries in the State of Wisconsin. The Bank believes that it complied with Wisconsin law and the private rulings received from the Department. Should an assessment be forthcoming, the Bank intends to defend its position vigorously through the normal administrative appeals process in place at the Department and through other judicial channels should they become necessary. Although the Bank will vigorously oppose any such assessment there can be no assurance that the Department will not be successful in whole or in part in its efforts to tax the income of the Bank’s Nevada investment subsidiary. In 2007 and 2006, the Bank accrued, as a component of current state tax expense, an estimated liability including interest which is the most likely amount within a range of probable settlement amounts. FBFS does not expect the resolution of this matter to materially affect its consolidated results of operations and financial position beyond the amounts accrued.

A summary of all of the Corporation’s uncertain tax positions are as follows (In Thousands):

Unrecognized tax benefits at beginning of year	$1,397
Additions based on tax positions related to current year	-
Additions for tax positions of prior years	649
Reductions for tax positions of prior years	(234)
Settlements	-

Unrecognized tax benefits at end of year	$1,812

The total amount of unrecognized tax benefits that, if recognized, would affect effective tax rate is $1.2 million. As of December 31, 2007, the Corporation had accrued $213,000 of interest. During the period ending December 31, 2007, interest associated with uncertain tax positions was $111,000 and is included in income tax expense. As of December 31, 2007, State of Wisconsin tax years that remain open are 1997 and 1999 through 2006. Federal tax years that remain open are 2004 through 2006. As of December 31, 2007, there were no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.

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

In the event of non-performance, the Banks’ exposure to credit loss for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for instruments reflected in the consolidated financial statements. An accrual for credit losses on financial instruments with off-balance sheet risk would be recorded separate from any valuation account related to any such recognized financial instrument. As of December 31, 2007 and 2006, there were no accrued credit losses for financial instruments with off-balance sheet risk.

Financial instruments whose contract amounts represent potential credit risk at December 31, 2007 and 2006, respectively, are as follows:

	At December 31,
	2007	2006
	(In Thousands)

Commitments to extend credit, primarily commercial loans	$172,660	$211,611
Standby letters of credit and other credit substitutes	12,174	12,211

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

Management has estimated that there is no probable loss expected from the funding of loan commitments or stand-by letters of credit at December 31, 2007 and 2006.

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

Fair value estimates, methods, and assumptions used by the Corporation to estimate fair value for its financial instruments are set forth below.

	December 31, 2007			December 31, 2006
	Carrying			Carrying
	Amount	Fair Value		Amount	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$17,624	$17,624		$19,461	$19,461
Securities available-for-sale	97,378	97,378		100,008	100,008
Loans and lease receivables	771,633	788,879		639,867	636,436
Federal Home Loan Bank stock	2,367	2,367		2,024	2,024
Cash surrender value of life insurance	14,757	14,757		13,469	13,469
Accrued interest receivable	3,566	3,566		3,407	3,407
Financial liabilities:
Deposits	$776,060	$782,075		$640,226	$637,700
Federal funds purchased	14,250	14,250		33,300	33,300
Securities sold under agreements to repurchase	-	-		451	451
Federal Home Loan Bank and other borrowings	67,736	68,818		59,219	58,634
Interest rate swaps	10	10		5	5
Accrued interest payable	5,911	5,911		3,993	3,993
Off balance sheet items:
Standby letters of credit	55	55		55	55
Commitments to extend credit	-		*	-		*

*	Not meaningful

Note 18 –	Derivative and Hedging Activities

Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2007 and 2006 and other comprehensive income included unrealized after tax (loss) gains of $(5,000) and $3,000 respectively, related to derivatives used to hedge funding cash flows. The estimated amount of loss expected to be classified into earnings from accumulated other comprehensive income due to net expenses on cash flow hedges within the next twelve months is not expected to be material.

The unrealized holding losses, net of tax effect, included in accumulated other comprehensive income at December 31, 2007 and 2006, was $6,000 and $3,000, respectively.

Interest rate swap agreements consist of the following:

	As of December 31,
	2007				2006
	Notional	Maturity	Fixed	Variable	Notional	Maturity	Fixed	Variable
	Amount	Date	Rate	Rate	Amount	Date	Rate	Rate
	(In Thousands)

Cash flow hedge:
Pay-fixed interest rate swap	$447	April, 2009	5.24%	3.56%	$618	April, 2009	5.24%	5.04%

In the first quarter of 2006 four callable-receive fixed interest rate swaps were terminated prior to their maturities. This action resulted in a cash payment totaling $1.1 million. A pay-fixed interest rate swap scheduled to mature in June, 2011 was terminated in the second quarter of 2006 resulting in a cash payment of $296,000. The Corporation had recognized in the income statement the change in market value of these five terminated derivatives in the period the change occurred.

At December 31, 2007 and 2006, the fair value of the interest rate swap designated as a cash flow hedge represented a liability of $10,000 and $5,000, respectively. At December 31, 2007 and 2006, there were no other derivatives owned by the Corporation.

The Corporation amortized to non-interest income, over the remaining term of the swap, the market loss of the interest rate swap that no longer qualified for cash flow hedge accounting because upon adoption of FIN 46R, the Corporation did not re-designate a new hedging relationship.

Note 19 –	Condensed Parent Only Financial Information

The following represents the unconsolidated financial information of the Parent of the Corporation:

Condensed Balance Sheets

	At December 31,
	2007	2006
	(In Thousands)

Assets
Cash and cash equivalents	$29	$180
Investments in subsidiaries, at equity	82,124	68,720
Leasehold improvements and equipment, net	724	651
Other	449	161

Total assets	$83,326	$69,712

Liabilities and Stockholders’ Equity
Borrowed funds	$33,210	$22,635
Other liabilities	1,564	1,321

Total liabilities	34,774	23,956
Stockholders’ equity	48,552	45,756

Total liabilities and stockholders’ equity	$83,326	$69,712

Condensed Statements of Income

	Year Ended December 31,
	2007	2006
	(In Thousands)

Interest income	$17	$-
Interest expense	2,010	1,981

Net interest expense	(1,993)	(1,981)

Non-interest income
Consulting and rental income from subsidiaries	3,956	2,030
Other	3	109

Total non-interest income	3,959	2,139

Non-interest expense	6,268	3,928

Loss before tax benefit and equity in undistributed net income of subsidiaries	(4,302)	(3,770)
Income tax benefit	(1,522)	(1,253)

Loss before equity in undistributed net income of subsidiaries	(2,780)	(2,517)
Equity in undistributed net income of subsidiaries	6,036	6,264

Net income	$3,256	$3,747

Condensed Statements of Cash Flows

	Year Ended December 31,
	2007	2006
	(In Thousands)

Operating activities
Net income	$3,256	$3,747
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(6,036)	(6,264)
Share-based compensation	135	58
Change in fair value of interest rate swaps	-	(96)
Increase (Decrease) in liabilities	260	(822)
Other, net	(391)	1,392

Net cash used in operating activities	(2,776)	(1,985)

Investing activities
Payments for investment in and advances to subsidiaries	(6,500)	(2,000)

Net cash used in investing activities	(6,500)	(2,000)

Financing activities
Exercise of stock options	37	136
Proceeds from advances and other borrowed funds	7,075	5,585
Repayment of advances and other borrowed funds	(6,500)	(6,700)
Proceeds from issuance of long-term debt	10,000	21,000
Repayment of long-term debt	-	(5,000)
Repayment of junior subordinated debentures	-	(10,310)
Purchase of treasury stock	(843)	(21)
Dividends paid	(644)	(592)

Net cash provided by financing activities	9,125	4,098

(Decrease) Increase in cash and cash equivalents	(151)	113
Cash and cash equivalents at beginning of year	180	67

Cash and cash equivalents at end of year	$29	$180

Note 20 –	Condensed Quarterly Earnings (unaudited)

	2007				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands, Except per Share Data)

Interest income	$13,816	$14,488	$15,275	$15,909	$10,811	$11,536	$12,165	$13,148
Interest expense	(8,435)	(8,850)	(9,413)	(9,582)	(6,287)	(6,730)	(7,448)	(8,223)

Net interest income	5,381	5,638	5,862	6,327	4,524	4,806	4,717	4,925
Provision for loan losses	(576)	(701)	(596)	(1,031)	-	(71)	(413)	(1,036)
Non-interest income	1,002	1,157	1,101	1,156	734	936	1,004	1,000
Non-interest expense	(4,876)	(4,787)	(4,944)	(5,050)	(3,990)	(4,060)	(4,133)	(3,515)

Income before income taxes	931	1,307	1,423	1,402	1,268	1,611	1,175	1,374
Income taxes	(332)	(448)	(538)	(489)	(411)	(532)	(309)	(429)

Net income	$599	$859	$885	$913	$857	$1,079	$866	$945

Per share data:
Basic earnings per share	$0.24	$0.35	$0.36	$0.37	$0.35	$0.44	$0.35	$0.39
Diluted earnings per share	$0.24	$0.35	$0.36	$0.37	$0.35	$0.44	$0.35	$0.38
Dividends	$0.065	$0.065	$0.065	$0.065	$0.06	$0.06	$0.06	$0.06

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Business Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of First Business Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Business Financial Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Milwaukee, Wisconsin
March 17, 2008

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s chief executive officer and chief financial officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Corporation’s chief executive officer and chief financial officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2007.

Management’s Annual Report on Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with generally accepted accounting principles.

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2007 is effective.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

On March 14, 2008 the Board of Directors approved the Annual Incentive Bonus Program that is attached as Exhibit 10.9. Three performance criteria weighted equally will be used as measurements in the program as follows: Top Line Growth defined as net interest income plus fee income, Adjusted Net Income Growth defined as net income after tax, before loan loss provision, after actual net charge offs and return on equity.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Directors of the Registrant. Information with respect to the Directors of the registrant, included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 5, 2008 under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

(b)	Executive Officers of the Registrant. The information is presented in Item 1 of this document.

(c)	Code of Ethics. The Corporation has adopted a code of ethics applicable to all employees, including the principal executive and principal accounting officer of the Corporation. The FBFS Code of Ethics is posted on the Corporation’s website at www.firstbusiness.com

Item 11. Executive Compensation

Information with respect to compensation for our directors and officers included in the definitive Proxy Statement for the Annual Meeting to be held on May 5, 2008 included within the summary compensation table is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management, included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 5, 2008 under the captions “Principal Shareholders” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 5, 2008 under the caption “Related Party Transactions” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information with respect to principal accounting fees and services included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 5, 2008 under the caption “Independent Registered Public Accounting Firm” is incorporated herein by reference.

ITEM IV.

Item 15. Exhibits, Financial Statements Schedules

The consolidated financial statements listed on the Index included under “Item 8 – Financial Statements and Supplementary Data” are filed as a part of this Form 10-K. All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant.

Exhibits. See Exhibit Index.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.

By:
/s/  Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

March 17, 2008

Exhibit No.	Exhibit Name

3.1	Amended and Restated Articles of Incorporation of First Business Financial Services, Inc. (previously filed as Exhibit 3.1 and incorporated by reference in the Amended Registration Statement on Form 10 filed April 28, 2005)
3.2	Amended and Restated Bylaws of First Business Financial Services, Inc. (previously filed as Exhibit 3.2 and incorporated by reference in the Amended Registration Statement on Form 10 filed April 28, 2005)
4	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt not being registered that is not filed as an exhibit to this Registration Statement on Form 10. No such instrument authorizes securities in excess of 10% of the total assets of the Registrant.
10.1	1993 Incentive Stock Option Plan (previously filed in the Registration Statement on Form S-8 filed September 28, 2006)
10.2	2001 Equity Incentive Plan (previously filed as Exhibit 10.1 and incorporated by reference in the Amended Registration Statement on Form 10 filed April 28, 2005)
10.3	Form of Stock Option Agreement (previously filed as Exhibit 10.2 and incorporated by reference in the Amended Registration Statement on Form 10 filed April 28, 2005)
10.4	2006 Equity Incentive Plan (previously filed in the Registration Statement on Form S-8 filed September 28, 2006)
10.5	Form of Restricted Stock Agreement (previously filed as Exhibit 4.4 in the Registration Statement on Form S-8 filed September 28, 2006)
10.6	Restated Employment Agreement dated December 14, 2005 between the Registrant and Jerome J. Smith (previously filed as Exhibit 10.1 to the current report on Form 8-K filed on December 16, 2005)
10.7	Employment and Repayment Agreement between First Business Capital Corp. and Charles H. Batson, dated December 14, 2005 and amended February 6, 2006 (previously filed as Exhibits 10.1 and 10.2 to the current reports on Form 8-K filed on December 20, 2005 and February 10, 2006)
10.8	Restated Employment Agreement dated November 7, 2006 between the Registrant and Corey A. Chambas (previously filed as Exhibit 10.1 to the current report on Form 8-K filed on November 13, 2006)
10.9	Annual Incentive Bonus Program
21	Subsidiaries of the Registrant (previously filed as Exhibit 21 and incorporated by reference in the Amended Registration Statement on Form 10 filed April 28, 2005)
23	Consent of KPMG LLP
31.1	Certification of the Chief Executive Officer
31.2	Certification of the Senior Vice President and Chief Financial Officer
32	Certification of the Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99	Proxy Statement for the Annual Meeting of the Stockholders (to be filed with the SEC under Regulation 14A within 120 days after December 31, 2007; except to the extent specifically incorporated by reference, the Proxy Statement for the Annual Meeting of the Stockholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K)