Form 10-Q
period 2008-03-31
First Business Financial Services, Inc.
filed 2008-04-28
CIK 1305399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2008
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 000-51028
FIRST BUSINESS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1576570

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Charmany Drive Madison, WI	53719

(Address of Principal Executive Offices)	(Zip Code)
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
Large accelerated filer ☐               Accelerated filer ☐                         Non-accelerated filer ☐                         Smaller reporting company ☑
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on April 21, 2008 was 2,511,958 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX – FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2008	2007
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$15,734	$17,421
Short-term investments	170	203

Cash and cash equivalents	15,904	17,624
Securities available-for-sale, at fair value	100,071	97,378
Loans and leases receivable, net of allowance for loan and lease losses of $10,188 and $9,854, respectively	811,747	771,633
Leasehold improvements and equipment, net	1,561	1,546
Cash surrender value of bank-owned life insurance	14,934	14,757
Investment in Federal Home Loan Bank stock, at cost	2,367	2,367
Goodwill and other intangibles	2,780	2,787
Accrued interest receivable and other assets	9,095	10,346

Total assets	$958,459	$918,438

Liabilities and Stockholders’ Equity
Deposits	$829,375	$776,060
Federal Home Loan Bank and other borrowings	65,209	81,986
Accrued interest payable and other liabilities	13,072	11,840

Total liabilities	907,656	869,886

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $10 par value, 10,000 Series A shares and 10,000 Series B shares authorized, none issued or outstanding Common stock, $0.01 par value, 8,000,000 shares authorized, 2,580,349 and 2,576,849 shares issued, 2,512,157 and 2,509,213 outstanding in 2008 and 2007, respectively	26	26
Additional paid-in capital	23,604	23,462
Retained earnings	27,430	26,836
Accumulated other comprehensive income (loss)	1,126	(399)
Treasury stock (68,192 and 67,636 shares in 2008 and 2007, respectively), at cost	(1,383)	(1,373)

Total stockholders’ equity	50,803	48,552

Total liabilities and stockholders’ equity	$958,459	$918,438

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended,
	March 31,
	2008	2007
	(In Thousands, Except Share Data)
Interest income:
Loans and leases	$13,995	$12,693
Securities income, taxable	1,116	1,086
Short-term investments	42	37

Total interest income	15,153	13,816

Interest expense:
Deposits	8,026	7,584
Notes payable and other borrowings	1,065	851

Total interest expense	9,091	8,435

Net interest income	6,062	5,381
Provision for loan and lease losses	553	576

Net interest income after provision for loan and lease losses	5,509	4,805

Non-interest income:
Trust and investment services fee income	482	391
Service charges on deposits	210	180
Increase in cash surrender value of bank-owned life insurance	177	163
Loan fees	136	143
Credit, merchant and debit card fees	45	51
Other	37	74

Total non-interest income	1,087	1,002

Non-interest expense:
Compensation	3,359	2,910
Occupancy	330	262
Equipment	156	122
Data processing	274	244
Marketing	263	280
Professional fees	375	455
Other	584	603

Total non-interest expense	5,341	4,876

Income before income tax expense	1,255	931
Income tax expense	485	332

Net income	$770	$599

Earnings per share:
Basic	$0.32	$0.24
Diluted	0.32	0.24
Dividends declared per share	0.07	0.065
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		other
		paid-in	Retained	comprehensive	Treasury
	Common stock	capital	earnings	loss	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2006	$25	$23,029	$24,237	$(1,005)	$(530)	$45,756
Comprehensive income:
Net income	—	—	599	—	—	599
Unrealized securities gains arising during the period	—	—	—	589	—	589
Income tax effect	—	—	—	(204)	—	(204)

Comprehensive income						984
Share-based compensation – restricted shares	—	69	—	—	—	69
Cash dividends ($0.065 per share)	—	—	(162)	—	—	(162)
Treasury stock purchased (417 shares)	—	—	—	—	(9)	(9)

Balance at March 31, 2007	$25	$23,098	$24,674	$(620)	$(539)	$46,638

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	income (loss)	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2007	$26	$23,462	$26,836	$(399)	$(1,373)	$48,552
Comprehensive income:
Net income	—	—	770	—	—	770
Unrealized securities gains arising during the period	—	—	—	2,329	—	2,329
Unrealized derivative losses arising during the period	—	—	—	(5)	—	(5)
Reclassification adjustment for realized losses on derivatives	—	—	—	3	—	3
Income tax effect	—	—	—	(802)	—	(802)

Comprehensive income						2,295
Share-based compensation – restricted shares	—	142	—	—	—	142
Cash dividends ($0.07 per share)	—	—	(176)	—	—	(176)
Treasury stock purchased (556 shares)	—	—	—	—	(10)	(10)

Balance at March 31, 2008	$26	$23,604	$27,430	$1,126	$(1,383)	$50,803

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
	(In Thousands)
Operating activities
Net income	$770	$599
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(222)	(569)
Provision for loan and lease losses	553	576
Depreciation, amortization and accretion, net	131	120
Share-based compensation	142	69
Increase in cash surrender value of bank-owned life insurance	(177)	(163)
Origination of loans originated for sale	(501)	(308)
Sale of loans originated for sale	502	—
Gain on sale of loans originated for sale	(1)	—
Loss on sale of foreclosed property	5	—
Decrease (increase) in accrued interest receivable and other assets	95	(650)
Increase in accrued interest payable and other liabilities	1,218	1,863

Net cash provided by operating activities	2,515	1,537

Investing activities
Proceeds from maturities of available-for-sale securities	7,600	4,850
Purchases of available-for-sale securities	(7,961)	—
Proceeds from sale of foreclosed property	655	—
Net increase in loans and leases	(40,667)	(17,469)
Purchases of leasehold improvements and equipment, net	(227)	(144)

Net cash used in investing activities	(40,600)	(12,763)

Financing activities
Net increase in deposits	53,315	52,857
Net decrease in FHLB line of credit	—	(17,049)
Repayment of FHLB advances	(6,002)	(2)
Net decrease in short-term borrowed funds	(10,775)	(25,912)
Cash dividends paid	(163)	(162)
Purchase of treasury stock	(10)	(9)

Net cash provided by financing activities	36,365	9,723

Net decrease in cash and cash equivalents	(1,720)	(1,503)
Cash and cash equivalents at the beginning of the period	17,624	19,461

Cash and cash equivalents at the end of the period	$15,904	$17,958

Supplementary cash flow information
Interest paid on deposits and borrowings	$7,563	$7,455
Income taxes paid	10	5
Transfer to other real estate owned	—	664
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
Note 2 – Basis of Presentation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2007 with the exception of the partial adoption of Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). Refer to Note 3 — Recent Accounting Pronouncements for the impacts of the partial adoption of this standard. There have been no significant changes in the methods or assumptions used in accounting policies requiring material estimates and assumptions.
In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2008. Certain amounts in prior periods have been reclassified to conform to the current presentation.
Note 3 – Recent Accounting Pronouncements.
Fair Value Disclosures. Effective January 1, 2008, the Corporation partially adopted SFAS 157, which provides a framework for measuring fair value. Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The partial adoption of this standard only resulted in additional disclosure requirements and had no financial statement impact. Delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Corporation has not applied the provisions of SFAS 157 for goodwill and long-lived assets measured for fair value for impairment assessment under Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets including other real estate owned.
Refer to Note 10 – Fair Value Disclosure (SFAS 157 Disclosure) of the unaudited consolidated financial statements for further information regarding the fair value of the Corporation’s financial instruments.
Fair Value Option for Financial Assets and Financial Liabilities. Effective January 1, 2008, the Corporation adopted SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of SFAS No. 115 (SFAS No. 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.
The fair value option established by SFAS No. 159 permits the Corporation to choose to measure eligible items at fair value at specified election dates. The Corporation will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. In connection with the adoption of this standard, the Corporation did not elect any additional financial instruments to be recorded at fair value.
Derivative Instruments and Hedging Activities. In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of Statement No. 133 (SFAS No. 161). SFAS No. 161 enhances disclosure requirements about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Corporation is currently evaluating the impact of adoption of this accounting standard.
Note 4 – Share-Based Compensation.
The Corporation adopted an equity incentive plan in 1993 as amended in 1995, an equity incentive plan in 2001 and the 2006 Equity Incentive Plan (the Plans). The Plans are administered by the Compensation Committee of the Board of Directors of FBFS and provide for the grant of equity ownership opportunities through incentive stock options, nonqualified stock options (stock options) and restricted stock (unvested shares). 151,778 shares are available for future grants under the Plans as of March 31, 2008. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plans. The Corporation may issue new shares and shares from treasury for shares delivered under the Plans.
Stock Options
The Corporation may grant stock options to senior executives and other employees under the Plans. Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is granted. Options granted under the Plans are subject to graded vesting, generally ranging from four to eight years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. The Corporation has not granted any stock options since the Corporation met the definition of a public entity nor has it modified, repurchased or cancelled any stock options during that period. Therefore, no stock-based compensation was recognized in the consolidated statement of income for the three months ended March 31, 2008 and 2007, except with respect to restricted stock awards. The Corporation expects that a majority of the outstanding stock options will fully vest. Stock option activity for the three months ended March 31, 2008 was as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Options	Average Price	Life (Years)
Outstanding at December 31, 2007	159,540	$22.10	5.65
Granted	—	—
Exercised	—	—
Forfeited	(1,625)	25.00

Outstanding at March 31, 2008	157,915	22.08	5.40

Options exercisable at March 31, 2008	142,637

Restricted Shares
Under the 2001 and 2006 Equity Incentive Plans, the Corporation may grant restricted shares to plan participants, subject to forfeiture upon the occurrence of certain events until dates specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under this plan are subject to graded vesting. Compensation expense is recognized over the requisite service period of four years for the entire award on a straight-line basis. Upon vesting of restricted stock awards, the benefits of tax deductions in excess of recognized compensation expense is recognized as a financing cash flow activity. For the three months ended March 31, 2008 and 2007, restricted share awards vested on a date at which the market price was lower than the market value on the date of grant; therefore, there is no excess tax benefit reflected in the consolidated statements of cash flows for the period. Restricted share activity for the three months ended March 31, 2008 was as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
Nonvested balance as of December 31, 2007	91,379	$21.16
Granted	3,500	17.42
Vested	(8,323)	22.78
Forfeited	—	—

Nonvested balance as of March 31, 2008	86,556	20.85

As of March 31, 2008, there was approximately $1.5 million of deferred compensation expense included in additional paid-in capital in the consolidated balance sheet related to unvested shares which the Corporation expects to recognize over four years. As of March 31, 2008, there were no restricted shares vested and not delivered. For the three months ended March 31, 2008 and 2007, share-based compensation expense included in the consolidated statements of income totaled approximately $142,000 and $69,000, respectively.
Note 5 – Earnings Per Share.
Basic earnings per share for the three months ended March 31, 2008 and 2007 were determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share were determined by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities were determined using the treasury stock method. For the three month periods ended March 31, 2008 and 2007, average anti-dilutive employee stock options totaled 147,931 and 132,825, respectively.

	For the Three Months
	Ended March 31,
	2008	2007
Income available to common stockholders	$769,627	$598,632

Basic average shares	2,423,005	2,453,068
Dilutive effect of share-based awards	648	8,354

Dilutive average shares	2,423,653	2,461,422

Earnings per share:
Basic	$0.32	$0.24
Diluted	$0.32	$0.24

Note 6 – Securities.
The amortized cost and estimated fair values of securities available-for-sale were as follows:

	As of March 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	holding gains	holding losses	fair value
	(In Thousands)
Securities available-for-sale
Municipals	$85	$—	$—	$85
Collateralized mortgage obligations – government agencies	59,108	1,342	—	60,450
Collateralized mortgage obligations — government sponsored agencies	39,142	399	(5)	39,536

	$98,335	$1,741	$(5)	$100,071

	As of December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	holding gains	holding losses	fair value
	(In Thousands)
U.S. Government corporations and agencies	$1,500	$—	$(3)	$1,497
Municipals	85	—	—	85
Collateralized mortgage obligations – government agencies	52,755	282	(379)	52,658
Collateralized mortgage obligations - government sponsored agencies	43,631	2	(495)	43,138

	$97,971	$284	$(877)	$97,378

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at March 31, 2008 and December 31, 2007. At March 31, 2008 and December 31, 2007, the Corporation had five and 87 securities that were in an unrealized loss position, respectively. Such securities have declined in value due to current interest rate environments and not credit quality and do not presently represent realized losses. The Corporation has the ability to and anticipates that these securities, which have been in a continuous loss position but are not other-than-temporarily impaired, will be kept in the portfolio until the unrealized loss is recovered. If held until maturity, it is anticipated that the investments will be realized with no loss. If the Corporation determines that any of the above securities are deemed other-than-temporarily impaired, the impairment loss will be recognized in the income statement.
A summary of unrealized loss information for available-for-sale securities, categorized by security type follows:

	As of March 31, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)
Collateralized mortgage obligations – government sponsored agencies	$998	$4	$260	$1	$1,258	$5

	$998	$4	$260	$1	$1,258	$5

	As of December 31, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)
U.S. Government corporations and agencies	$—	$—	$1,497	$3	$1,497	$3
Collateralized mortgage obligations – government agencies	13,054	374	579	5	13,633	379
Collateralized mortgage obligations - government sponsored agencies	6,463	66	35,317	429	41,780	495

	$19,517	$440	$37,393	$437	$56,910	$877

The Corporation has not sold any available-for-sale securities during the three months ended March 31, 2008 and 2007 and has therefore not realized any gains or losses on such transactions.
At March 31, 2008 and December 31, 2007, securities with a fair value of approximately $59.7 million and $62.5 million, respectively, were pledged to secure public deposits and Federal Home Loan Bank (FHLB) advances.
Note 7 – Loans, Leases and Allowance for Loan and Lease Losses.
Loans and leases receivable consisted of the following:

	March 31,	December 31,
	2008	2007
	(In Thousands)
First mortgage loans:
Commercial real estate	$366,715	$336,153
Construction	89,871	90,545
Multi-family	41,792	41,821
1-4 family	50,575	48,437

	548,953	516,956
Commercial and industrial loans	222,421	213,786
Direct financing leases, net	28,517	29,383
Home equity loans	10,734	9,784
Credit card and other	11,539	11,725

	822,164	781,634

Less:
Allowance for loan and lease losses	10,188	9,854
Deferred loan fees	229	147

Loans and lease receivables, net	$811,747	$771,633

An analysis of the allowance for loan and lease losses is presented below:

	Three	Three
	Months Ended	Months Ended	Year Ended
	March 31,	March 31,	December 31,
	2008	2007	2007
	(In Thousands)
Allowance at beginning of period	$9,854	$8,296	$8,296
Charge-offs:
Commercial real estate and other mortgage	(222)	—	(571)
Commercial	—	—	(778)
Lease	—	—	(25)
Consumer	—	—	—

Total charge-offs	(222)	—	(1,374)

Recoveries:
Commercial real estate and other mortgage	3	1	5
Commercial	—	23	23
Lease	—	—	—
Consumer	—	—	—

Total recoveries	3	24	28

Net (charge-offs) recoveries	(219)	24	(1,346)
Provision for loan and lease losses	553	576	2,904

Allowance at end of period	$10,188	$8,896	$9,854

Allowance to gross loans and leases	1.24%	1.34%	1.26%
Note 8 – Deposits.
Deposits consisted of the following:

	March 31, 2008		December 31, 2007
		Weighted		Weighted
	Balance	average rate	Balance	average rate
	(In Thousands)
Transaction accounts:
Demand deposits	$49,310	0.00%	$47,124	0.00%
Negotiable order of withdrawal (NOW) accounts	71,184	2.49	65,035	4.22

	120,494		112,159
Money market accounts	157,779	2.66	162,585	4.49
Certificates of deposit	551,102	4.99	501,316	5.00

	$829,375		$776,060

Note 9 – Borrowings.
Borrowings consisted of the following:

	March 31, 2008			December 31, 2007
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Balance	balance	rate	Balance	balance	rate
	(In Thousands)
Fed funds purchased and securities sold under agreements to repurchase	$1,925	$11,778	3.63%	$14,250	$10,394	5.35%
FHLB advances	28,524	36,793	4.76	34,526	25,776	4.87
Line of credit	3,760	2,814	5.40	2,210	2,556	7.20
Subordinated notes payable	31,000	31,000	6.22	31,000	23,630	7.73
Other	—	—	—	—	25	7.00

	$65,209	$82,385	5.17	$81,986	$62,381	6.13

Short-term borrowings	$15,695			$32,470
Long-term borrowings	49,514			49,516

	$65,209			$81,986

At March 31, 2008 and December 31, 2007, there were no securities sold under agreements to repurchase. During March 2008, the Corporation increased its line of credit to $10.5 million. The line of credit carries an interest rate of LIBOR plus 1.70% on the first $7.5 million and LIBOR plus 1.75% on the remaining $3.0 million.
Note 10 – Fair Value Disclosures (SFAS 157 Disclosure)
Effective January 1, 2008, the Corporation determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS No. 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. The Corporation carries its available-for-sale securities and its interest rate swap that is designated as a cash flow hedge at fair value.
Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included with Level 1 that are observable for the asset or liability either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 inputs are inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis segregated by fair value hierarchy level are summarized below:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(In Thousands)
Assets:
Securities available for sale	$—	$100,071	$—	$100,071

Liabilities:
Interest rate swap	$—	$11	$—	$11
Assets and liabilities measured at fair value on a nonrecurring basis segregated by fair value hierarchy during the period ended March 31, 2008 are summarized below:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable	Total
	March 31,	Assets	Inputs	Inputs	Gains
	2008	(Level 1)	(Level 2)	(Level 3)	(Losses)
(In Thousands)
Impaired loans	$7,420	$—	$6,593	$827	$—
Impaired loans that are collateral dependent are written down to their fair value, less costs to sell, of $7.4 million through the establishment of specific reserves or by recording charge-offs when the carrying value exceeds the fair value. Valuation techniques consistent with the market approach, income approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
You should read the following discussion together with the Corporation’s unaudited consolidated financial statements and related notes to unaudited consolidated financial statements, which are included elsewhere in this Report. The following discussion contains forward-looking statements that reflect plans, estimates and beliefs. When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective” and similar expressions and verbs in the future tense are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Corporation’s control, which could cause actual results to differ materially from those discussed in the forward-looking statements. The forward-looking statements included in this Report are only made as of the date of its filing, and the Corporation undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
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
Results of Operations
General. Net income for the three months ended March 31, 2008 was $770,000, up 28.5% from $599,000 for the same time period in 2007. The principal factors contributing to this increase included an increase in net interest income of $681,000 caused by volume increases associated with organic growth of our Corporation through successful sales efforts of the expanded sales team and increased non-interest income of $85,000 primarily due to increased trust and investment service fee income. Negative factors offsetting the increase in net income include an additional $465,000 of non-interest expenses primarily due to increases in compensation expense. Both basic and diluted earnings per share for the three months ended March 31, 2008 increased to $0.32 from $0.24 for the same period in 2007. The increase is attributable to the increase in net income. The annualized returns on average assets and average return on equity were 0.33% and 6.17%, respectively, for the three month period ended March 31, 2008 compared to 0.30% and 5.18%, respectively, for the same time period of 2007. The increase in return on assets and return on equity from the comparable period of the prior year is attributable to the increase in net income.
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. We use this measurement to monitor our revenue growth and as one third of the performance measurements used for our non-equity incentive plans. The growth in top line revenue exceeds our targeted growth of 10.0% over the prior year. Based on the current pipeline and investment made in the infrastructure of our Corporation in the prior year, we believe our target growth can be sustained through the remainder of the year. The components of top line revenue were as follows:

	For the Three Months Ended
		March 31,
	2008	2007	Change
	(In Thousands)
Net interest income	$6,062	$5,381	12.7%
Non-interest income	1,087	1,002	8.4

Total top line revenue	$7,149	$6,383	12.0%

Adjusted Net Income
Adjusted net income is comprised of our net income as presented under generally accepted accounting principles (GAAP) adjusted for the after tax effects of the provision for loan and lease losses and actual net charge-offs incurred during the year. We have experienced significant organic growth in our loan and lease portfolio. As a result of this organic growth and the need for additional provision for loan and leases required to support the increased inherent risk with a growing portfolio, we adjust our GAAP net income for the after tax effects of provision for loan and lease losses and related net charge-off activities to allow our management to better analyze the growth of our earnings including a comparison to our benchmark peers. Institutions with different loan and lease growth rates may not have comparable provisions for loan and lease loss amounts and net charge-off activity. We also use this measurement as one third of the performance measurements used for our non-equity incentive plan that covers substantially all employees within our Corporation. Our targeted growth in adjusted net income is 10% over the prior year. In our judgment, presenting net income excluding the after tax effects of the provision for loan and lease losses and actual net charge-offs allows investors to trend, analyze and benchmark our results of operations in a more meaningful manner. Adjusted net income is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP. A reconciliation of net income to adjusted net income is as follows:

	For the Three Months Ended
	March 31,
	2008	2007	Change
	(In Thousands)
Net income, presented under US GAAP	$770	$599	40.1%
Add back:
Provision for loan and lease losses, after tax	336	350	(24.0)
Less:
Net charge-offs (recoveries), after tax	133	(15)	*

Adjusted net income	$973	$964	0.93%

*	Not meaningful

Return on Equity
We view return on equity to be an important measurement to monitor profitability and we are focused on improving our return on equity throughout fiscal year 2008. To align our employees’ focus on profitability with a meaningful measure used by our shareholders, beginning in fiscal year 2008, return on equity is now one third of the performance measurements used for our non-equity incentive plan that covers substantially all employees within our Corporation. Our target return on equity for 2008 is 10.5%. Return on equity for the three months ended March 31, 2008 is 6.17% compared to 5.18% for the three months ended March 31, 2007.
Net Interest Income. Net interest income depends on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management procedures used by management in responding to such changes. The table below presents the change in net interest income resulting from change in the volume of interest-earning assets or interest-bearing liabilities and change in interest rates for the three months ended March 31, 2008 compared to the same period of 2007.

			Rate/
	Rate	Volume	Volume	Net
	(In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans	$(652)	$1,691	$(137)	$902
Commercial and industrial loans	(499)	676	(80)	97
Leases	(22)	98	(5)	71
Consumer loans	(11)	304	(61)	232

Total loans and leases receivable	(1,184)	2,769	(283)	1,302
Mortgage-related securities	34	3	—	37
Investment securities	(1)	(6)	—	(7)
Other investments	(16)	3	(3)	(16)
Fed funds sold and other	(3)	38	(19)	16
Short-term investments	(4)	13	(4)	5

Total net change in income on interest-earning assets	(1,174)	2,820	(309)	1,337

Interest-Bearing Liabilities
NOW accounts	(344)	12	(6)	(338)
Money market	(929)	(221)	97	(1,053)
Certificates – regular	203	1,231	59	1,493
Certificates – large	(45)	424	(39)	340

Total deposits	(1,115)	1,446	111	442
FHLB advances	(2)	185	(2)	181
Other borrowings	(124)	199	(42)	33

Total net change in expense on interest-bearing liabilities	(1,241)	1,830	67	656

Net change in net interest income	$67	$990	$(376)	$681

Net interest income was $6.1 million for the three months ended March 31, 2008, up 12.7% from the same period in 2007. The yield on earning assets was 6.69% for the three months ended March 31, 2008 compared to 7.32% for the comparable period in 2007. The yield on interest-bearing liabilities was 4.36% and 4.89% for the three months ended March 31, 2008 and 2007, respectively. The improvement in net interest income was primarily attributable to favorable volume increases due to organic growth specifically in the commercial real estate and other mortgage loans portfolio and the commercial and industrial loans portfolio.
Interest income increased $1.3 million, or 9.7%, to $15.2 million for the three months ended March 31, 2008 compared to the same time period of the prior year primarily due to volume increases in the commercial real estate and other mortgage loans and commercial and industrial loans portfolios. Average loans and leases receivable increased 22.5%.

The average balance of the commercial real estate and other mortgage loan portfolio was $532.8 million with a weighted average yield of 6.71% for the three months ended March 31, 2008 compared to an average balance of $440.1 million with a weighted average yield of 7.30% for the same three months of the prior year. Yields on our commercial real estate and other mortgage loan portfolio decreased by 59 basis points. The majority of loans in this portfolio are fixed rate in nature and are minimally impacted during a volatile interest rate market. The remaining loans have floating rates that are indexed to Prime or LIBOR. The decline in the yield is attributable to the significant decline in the average LIBOR and Prime rates over the comparative periods. In addition, we added approximately $5.5 million of commercial real estate loans to our non-accrual list since March 2007. Foregone interest increased approximately $100,000 from the three months ended March 31, 2007 to the three months ended March 31, 2008.
The average balance of the commercial and industrial loan portfolio was $217.8 million with a weighted average yield of 7.93% for the three months ended March 31, 2008 compared to an average balance of $187.8 million with a weighted average yield of 9.00% for the same time period of the prior year. The yields on our commercial and industrial loan portfolio decreased 107 basis points from the same time period one year ago. As this portfolio of loans is primarily variable rate, this basis point decline is attributable to the 200 basis point decline in the average Prime rate for the comparative periods, offset by increased asset-based loans fees and reduced non-accrual loans in the commercial and industrial loan portfolio.
Interest expense increased $656,000, or 7.8%, to $9.1 million for the three months ended March 31, 2008 compared to the same time period of 2007. The increase in interest expense was caused by increased average deposit liability balances needed to fund asset growth offset by the significant declines in the rates paid on the local deposits due to the falling interest rate environment, specifically the federal funds interest rate which we use to price our money market and NOW accounts. Shortfalls in attracting local deposits are supplemented with brokered deposits. Average deposit balances, including brokered deposits, were approximately $752.1 million at March 31, 2008 with a weighted average cost of 4.27% compared to an average balance of $634.0 million with a weighted average cost of funds of 4.78% for the same time period of 2007. During the first quarter of 2008, we exercised our call provision on $30 million of brokered certificates of deposit. These certificates had two years remaining before their scheduled maturity. At various points throughout the first quarter of 2008, we obtained newly issued brokered certificates of deposits with various maturities. The average cost of the newly issued certificates of deposits was 59 basis points lower than the average cost of the called certificates of deposits. As a result of calling these deposits, we expensed the remaining prepaid broker fee associated with these certificates and recorded approximately $150,000 of additional interest expense during the three months ended March 31, 2008. We expect to recoup the costs of the accelerated amortization with reduced interest expense by the end of 2008 and then recognize the full benefit of the 59 basis point reduction on $30 million of our brokered certificates throughout 2009. Interest rates on brokered deposits are fixed; however, purchases of brokered certificates are structured to match the repricing and maturity of the interest-earning asset portfolio.
Average borrowings were $82.4 million with a weighted average yield of 5.17% for the three months ended March 31, 2008 compared to $55.6 million at March 31, 2007 with a weighted average yield of 6.12% for the three months ended March 31, 2007. The decline in this yield is directly related to the overall decline of LIBOR interest rates during the comparative periods.
Net interest margin was 2.67% for the three months ended March 31, 2008 compared to 2.85% for the comparable time period of 2007. The decline in our net interest margin is attributable to several factors including the inclusion of the one-time accelerated amortization relating to the call of certain brokered certificates of deposits and increased non-accrual loans since March 2007 which continue to be included in the average balances for purposes of the yield calculations with no corresponding interest income recognized in our financial statements. Volatility in the interest rate market has had minimal impact on our margin due to market-based pricing of assets and liabilities as well as managing the composition and duration of our interest-bearing liabilities to limit the exposure to changing rates.

Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread. The table below shows the Corporation’s average balances, interest, average rates, net interest margin and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. The average balances are derived from average daily balances.

	For the Three Months Ended March 31,
	2008			2007
	Average		Average	Average		Average
	balance	Interest	yield/cost	balance	Interest	yield/cost
	(In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$532,771	$8,934	6.71%	$440,127	$8,032	7.30%
Commercial and industrial loans(1)	217,807	4,320	7.93	187,758	4,223	9.00
Leases	28,740	456	6.36	22,900	385	6.72
Consumer loans	21,764	285	5.24	3,234	53	6.56

Total loans and leases receivable(1)	801,082	13,995	6.99	654,019	12,693	7.76
Mortgage-related securities(2)	96,255	1,107	4.60	95,963	1,070	4.46
Investment securities(2)	991	9	3.63	1,651	16	3.88
Federal Home Loan Bank stock	2,367	—	—	2,024	16	3.16
Fed funds sold and other	3,302	23	2.79	519	7	5.39
Short-term investments	2,480	19	3.06	1,266	14	4.42

Total interest-earning assets	906,477	15,153	6.69	755,442	13,816	7.32

Non-interest-earning assets	32,184			31,675

Total assets	938,661			787,117

Interest-Bearing Liabilities
NOW accounts	69,668	434	2.49	68,632	772	4.50
Money market	158,316	1,052	2.66	176,905	2,105	4.76
Certificates – regular	452,707	5,722	5.06	350,631	4,229	4.82
Certificates – large	71,420	818	4.58	37,832	478	5.05

Total deposits	752,111	8,026	4.27	634,000	7,584	4.78
FHLB advances	36,793	438	4.76	21,394	257	4.81
Other borrowings	45,592	627	5.50	34,166	594	6.95

Total interest-bearing liabilities	834,496	9,091	4.36	689,560	8,435	4.89

Non-interest-bearing liabilities	54,240			51,303

Total liabilities	888,736			740,863
Stockholders’ equity	49,925			46,254

Total liabilities and stockholders’ equity	$938,661			$787,117

Net interest income/interest rate spread		$6,062	2.33%		$5,381	2.43%

Net interest-earning assets	$71,981			$65,882

Net interest margin			2.67%			2.85%
Average interest-earning assets to average interest-bearing liabilities	108.63%			109.55%
Return on average assets	0.33			0.30
Return on average equity	6.17			5.18
Average equity to average assets	5.32			5.88
Non-interest expense to average assets	2.28			2.41

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

Provision for Loan and Lease Losses. The provision for loan and lease losses totaled $553,000 and $576,000 for the three months ended March 31, 2008 and 2007, respectively. The provision for loan and lease loss recorded in the three months ended March 31, 2008 is primarily related to increased inherent risk associated with a growing portfolio. The provision for loan and lease loss recorded in the three months ended March 31, 2007 was partly related to increased inherent risk relating to a growing portfolio but to a greater extent related to an increased provision prescribed by our allowance for loan and lease loss methodology that identified weakening of key performance indicators and other factors that we use in determining the appropriate factor to apply to our loan and lease portfolio. While we have made no significant changes to our underwriting standards, current economic conditions caused us to add additional steps to our loan and lease approval process. We anticipate that these additional steps will allow us to be more proactive in preventing further deterioration of the credit quality of our loan and lease portfolio. Refer to Asset Quality for further information.
Non-Interest Income. Non-interest income, consisting primarily of fees earned for trust and investment services, deposit and loan related fees, and income from bank-owned life insurance, increased $85,000, or 8.4%, to $1.1 million for the three months ended March 31, 2008 from $1.0 million for the same period in 2007. Trust and investment services fee income increased $91,000, or 23.3%, to $482,000 for the three months ended March 31, 2008 compared to $391,000 for the same period in 2007. Trust assets under management increased approximately $44.4 million to $283.0 million at March 31, 2008 compared to $238.7 million at March 31, 2007. Equity markets have continued to decline throughout the first quarter of 2008; however, we show an increase in trust assets under management and related trust and investment services fee income due to the continued successful sales efforts. Trust and investment service fee income also includes investment service commissions. At March 31, 2008, brokerage assets under administration increased $2.1 million, or 1.5%, to $138.8 million compared to $136.7 million at March 31, 2007. Investment service commission fee income remained flat for the three months ended March 31, 2008 compared to the comparable period in 2007. Investment service fee income is driven by client activity and due to timing of commissions received.
Non-Interest Expense. Non-interest expense increased $465,000, or 9.5%, to $5.3 million for the three months ended March 31, 2008 from $4.9 million for the comparable period of 2007, primarily due to an increase in compensation expense. In general, non-interest expenses are influenced by the growth of operations, with additional employees necessary to staff such growth. Compensation expense increased $449,000, or 15.4%, to $3.4 million for the three months ended March 31, 2008 from $2.9 million for the three months ended March 31, 2007. This increase is due to more full-time equivalent employees, higher compensation levels from normal annual salary reviews and additional compensation expense associated with share-based compensation awards. Occupancy expense has increased $68,000, or 25.9%, to $330,000 for the three months ended March 31, 2008 from $262,000 for the comparable period of 2007. The increase in occupancy expense is associated with rental expense for new space obtained in late 2007 and early 2008. In December 2007, we occupied the new space completed for our loan production office in Appleton, Wisconsin. Also during the first quarter of 2008, we leased additional space in our corporate office building. Data processing expense increased $30,000, or 12.3%, to $274,000 for the three months ended March 31, 2008 from $244,000 for the comparable period of 2007. During the first quarter of 2008, we completed a system conversion in banking operations to implement branch capture technology to further enhance our operational efficiencies. The increase in data processing expense is directly related to the system implementation. Professional fees decreased $80,000, or 17.6%, to $375,000 for the three months ended March 31, 2008 from $455,000 for the three months ended March 31, 2007. The decrease is associated with timing of engaging third party external consultants and the incurrence of services rendered.
Income Taxes. Income tax expense was $485,000 for the three months ended March 31, 2008, with an effective rate of 38.6% compared to $332,000 with an effective rate of 35.6% for the three months ended March 31, 2007. The primary reason for the increase in the effective tax rate is due to increased state income tax expense including interest related to uncertain tax liabilities coupled with a decline in the level of tax credits.

Financial Condition
General. The total assets of the Corporation increased $40.0 million, or 4.4%, to $958.5 million at March 31, 2008 from $918.4 million at December 31, 2007, primarily in the loan and lease portfolio. The allowance for loan and lease losses at March 31, 2008 was 1.24% of gross loans and leases compared to 1.26% at December 31, 2007.
Securities. Securities available-for-sale increased $2.7 million to $100.1 million at March 31, 2008 from $97.4 million at December 31, 2007, primarily due to improved market values caused by a changing interest rate environment. Our available-for-sale investment portfolio primarily consists of collateralized mortgage obligations and is used to provide a source of liquidity while maximizing the earnings potential of the Banks’ assets. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. While collateralized mortgage obligations present prepayment risk and extension risk, the overall credit risk associated with these investments is minimal as approximately 60.4% of the obligations we hold were issued by government agencies and 39.5% of the obligations we hold were issued by government sponsored agencies. The securities within our portfolio are not collateralized by sub-prime mortgages. The estimated prepayment streams associated with this portfolio allow us to better match our short-term liabilities. We did not sell any available-for-sale securities during the three months ended March 31, 2008 or 2007. During the three months ended March 31, 2008, we recognized unrealized holding gains of approximately $2.3 million during the first quarter of 2008 compared to $589,000 during the comparable period in 2007. Unrealized holding gains on available-for-sale securities are recognized in accumulated other comprehensive income (loss). Our portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuer of our securities as previously discussed. If interest rates continue to decline and the credit quality of our securities continues to remain positive, the market value of our debt securities will improve.
The average balance of our available-for-sale portfolio for the three months ended March 31, 2008 was $97.2 million, with an average yield of 4.59%, compared to an average balance of $97.6 million, with an average yield of 4.45% for the same period last year.
Loans and Leases Receivable. Loans and leases receivable, net of allowance for loan and lease losses, increased $40.2 million, or 5.2%, to $811.7 million at March 31, 2008 from $771.6 million at December 31, 2007. The Banks principally originate commercial business loans and commercial real estate loans. The overall mix of the loan and lease portfolio at March 31, 2008 remained generally consistent with the mix at December 31, 2007 continuing with a concentration in commercial real estate mortgage loans at approximately 66% of our total loan portfolio. Growth in the loan and lease portfolio is attributable to organic growth by successful sales efforts of the expanded sales team to extend credit to established and new client relationships, including production from our loan production office located in the Northeast region of Wisconsin. Our pipeline of potential new business remains strong and we expect continued growth in the loan and lease portfolio.
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.24% as of March 31, 2008 compared to 1.26% at December 31, 2007. Non-accrual loans and leases remained relatively stable at 1.05% of total loans and leases at March 31, 2008 compared to 1.13% of total loans and leases at December 31, 2007. The decrease in the non-accrual loans and leases to total loans and leases ratio is due to the increase in our loan and lease portfolio with the level of non-accruals remaining consistent with the level at December 31, 2007. Management believes the allowance for loan and lease losses is adequate at March 31, 2008. During the quarter ended March 31, 2008, we recognized a charge-off in the amount of $222,000 on a condominium construction project. There were no charge-offs during the three months ended March 31, 2007. We recognized recoveries of $3,000 and $28,000 during the three months ended March 31, 2008 and 2007. Refer to the Asset Quality section for more information.
Deposits. As of March 31, 2008, deposits increased $53.3 million to $829.4 million from $776.1 million at December 31, 2007. The increase during the three months ended March 31, 2008 was primarily attributable to an increase in brokered certificates of deposit. Brokered certificates of deposit represented

$481.4 million of total deposits at March 31, 2008 compared to $429.2 million of total deposits at December 31, 2007. Our net loan and lease portfolio grew $40.2 million, and we funded this growth with brokered deposits. Brokered deposits are generally a lower cost source of funds when compared to the interest rates on deposits with similar terms that would need to be offered in the local markets to generate an equivalent level of funds.
Borrowings. The Corporation had borrowings of $65.2 million as of March 31, 2008 compared to $82.0 million as of December 31, 2007, a decrease of $16.8 million, or 20.5%. We use borrowings to offset variability of deposit flows and generally as a temporary funding source for the growth of our balance sheet.
Asset Quality
Non-performing Assets. Non-performing assets consisted of non-accrual loans and leases of $8.7 million as of March 31, 2008. This represented approximately 0.90% of total assets as of March 31, 2008, compared to $9.5 million, or 1.04% of total assets, as of December 31, 2007. The decrease in non-performing assets is related to the sale of our foreclosed property in March 2008, which resulted in a $5,000 loss, and a charge-off of $222,000 relating to a condominium construction project recorded during the first quarter of 2008. This credit was identified in our non-accrual loans at December 31, 2007 and based upon continuing events and further complications with the project, we concluded that we would not recover all of our principal on this credit and as a result recorded a partial charge-off. For the three months ended March 31, 2008, we have not identified any additional new problem loans or significant further deterioration of credit through our proactive loan and lease portfolio monitoring and our prescribed allowance for loan and lease loss reserve methodology. However, given complexities with legal actions on certain of our large impaired loans and continued decline in economic conditions, we continue to actively monitor these credits and evaluate the best information available to us to determine the amount of the loans that is collectible. At March 31, 2008, we believe the loans are recorded at the appropriate value; however, further charge-offs could be recorded if future facts and circumstances lead us to a different conclusion.
The Corporation’s non-accrual loans and leases consisted of the following at March 31, 2008 and December 31, 2007, respectively.

	March 31,	December 31,
	2008	2007
	(In Thousands)
Non-accrual loans	$8,547	$8,805
Non-accrual leases	121	59

Total non-accrual loans and leases	8,668	8,864
Foreclosed properties and repossessed assets	—	660

Total non-performing assets	$8,668	$9,524

Performing troubled debt restructurings	$—	$—

Total non-accrual loans and leases to total loans and leases	1.05%	1.13%
Total non-performing assets to total assets	0.90	1.04
Allowance for loan and lease losses to total loans and leases	1.24	1.26
Allowance for loan and lease losses to non-accrual loans and leases	117.54	111.17

The following represents information regarding the Corporation’s impaired loans:

	As of and for	As of and for
	the Three	the Year
	Months Ended	Ended
	March 31,	December 31,
	2008	2007
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$7,306	$6,500
Impaired loans and leases with impairment reserves required	1,592	2,617

Total impaired loans and leases	8,898	9,117
Less:
Impairment reserve (included in allowance for loan and lease losses)	688	834

Net impaired loans and leases	$8,210	$8,283

Average impaired loans and leases	$8,904	$3,439

Foregone interest income attributable to impaired loans and leases	$180	$365
Interest income recognized on impaired loans and leases	13	41

Net foregone interest income on impaired loans and leases	$167	$324

Net foregone interest income on impaired loans and leases for the three months ended March 31, 2007 was $67,000.
A summary of the activity in the allowance for loan and lease losses follows:

	For the Three Months Ended
	March 31,
	2008	2007
	(In Thousands)
Allowance at beginning of period	$9,854	$8,296

Charge-offs:
Commercial real estate and other mortgage	(222)	—

Total charge-offs	(222)	—

Recoveries:
Commercial real estate and other mortgage	3	1
Commercial	—	23

Total recoveries	3	24

Net (charge-offs) recoveries	(219)	24
Provision for loan and lease losses	553	576

Allowance at end of period	$10,188	$8,896

Allowance to average loans and leases	1.24%	1.34%
Liquidity and Capital Resources
During the three months ended March 31, 2008 and the year ended December 31, 2007, the Banks did not make dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at March 31, 2008 are the repayment of interest payments due on subordinated debentures. The Corporation expects to meet its liquidity needs through existing cash flow sources, its line of credit in the amount of $10.5 million of which $3.8 million is outstanding on March 31, 2008 and through any future dividends received from the Banks. The Corporation and its subsidiaries continue to have a strong capital base and the Corporation’s regulatory capital ratios continue to be above the defined minimum regulatory ratios.
We manage our liquidity to ensure that funds are available to each of our Banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation’s own cash requirements are met. The Banks maintain liquidity by obtaining funds from several sources.
The Banks’ primary sources of funds are principal and interest payments on loans receivable and mortgage-related securities, deposits and other borrowings such as federal funds and Federal Home Loan Bank advances. The scheduled payments of loans and mortgage-related securities are a predictable source of funds. Deposit flows and loan prepayments, however, are greatly influenced by general interest rates, economic conditions and competition.
Brokered deposits are used by the Banks, which allows them to gather funds across a larger geographic base at price levels considered attractive. Access to such deposits allows the flexibility to not pursue single service deposit relationships in markets that have experienced some unprofitable pricing levels. There were $481.4 million of outstanding brokered deposits at March 31, 2008 compared to $429.2 million of brokered deposits as of December 31, 2007. In addition, the administrative costs associated with brokered deposits are considerably less than the administrative costs that would be incurred to administer a similar level of local deposits. Although local market deposits are expected to increase as new client relationships are established and as marketing efforts are made to increase the balances in existing clients’ deposit accounts, we will likely continue to use brokered deposits. In order to provide for ongoing liquidity and funding, all of the brokered deposits are certificates of deposit that do not allow for withdrawal, at the option of the depositor, before the stated maturity. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure so that at least 90 days of maturities would be funded through other means, including but not limited to advances from the Federal Home Loan Bank, replacement with higher cost local market deposits or cash flow from borrower repayments and security maturities.
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
As of March 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.
In addition, the Banks exceeded minimum net worth requirement of 6.0% as required by the State of Wisconsin at December 31, 2007.

The following table summarizes the Corporation and Banks’ capital ratios and the ratios required by their federal regulators at March 31, 2008 and December 31, 2007, respectively:

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
As of March 31, 2008

Total capital
(to risk-weighted assets)
Consolidated	$88,084	9.89%	$71,256	8.00%	N/A	N/A
First Business Bank	80,950	10.22	63,368	8.00	$79,211	10.00%
First Business Bank – Milwaukee	9,963	10.15	7,849	8.00	9,811	10.00

Tier 1 capital
(to risk-weighted assets)
Consolidated	$46,896	5.27%	$35,628	4.00%	N/A	N/A
First Business Bank	72,571	9.16	31,684	4.00	$47,526	6.00%
First Business Bank – Milwaukee	8,729	8.90	3,924	4.00	5,887	6.00

Tier 1 capital
(to average assets)
Consolidated	$46,896	5.01%	$37,410	4.00%	N/A	N/A
First Business Bank	72,571	8.85	32,814	4.00	$41,018	5.00%
First Business Bank – Milwaukee	8,729	7.19	4,855	4.00	6,069	5.00%

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

Contractual Obligations and Off-balance Sheet Arrangements
There have been no significant changes to the Corporation’s contractual obligations and off-balance arrangements disclosed in our Form 10-K at December 31, 2007. Management continues to believe there is adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.
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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation’s economic sensitivity to change in rates at March 31, 2008 has not changed materially since December 31, 2007.
Item 4T. – Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s chief executive officer and chief financial officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Corporation’s chief executive officer and chief financial officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2008.
There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
Item 1A. -Risk Factors
There have been no material changes to risk factors as previously disclosed in Item 1A. to Part 1 of the Corporation’s Form 10-K filed on March 19, 2008.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
          (a) None.
          (b) None.
          (c) Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	Per Share	or Programs	Programs
January 1 – 31, 2008	—	—	—	10,550
February 1 – 29, 2008	556	$16.69	—	10,122
March 1 – 31, 2008	—	—	—	10,122
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

April 24, 2008