Form 10-Q
period 2008-06-30
First Business Financial Services, Inc.
filed 2008-08-04
CIK 1305399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2008
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on July 28, 2008 was 2,547,514 shares.

[This page intentionally left blank]

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2008	2007
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$20,824	$17,421
Short-term investments	18	203

Cash and cash equivalents	20,842	17,624
Securities available-for-sale, at fair value	104,076	97,378
Loans and leases receivable, net of allowance for loan and lease losses of $10,723 and $9,854, respectively	820,761	771,633
Leasehold improvements and equipment, net	1,506	1,546
Foreclosed properties	3,896	660
Cash surrender value of bank-owned life insurance	15,114	14,757
Investment in Federal Home Loan Bank stock, at cost	2,367	2,367
Goodwill and other intangibles	2,774	2,787
Accrued interest receivable and other assets	10,607	9,686

Total assets	$981,943	$918,438

Liabilities and Stockholders’ Equity
Deposits	$833,956	$776,060
Federal Home Loan Bank and other borrowings	84,281	81,986
Accrued interest payable and other liabilities	12,976	11,840

Total liabilities	931,213	869,886

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $10 par value, 10,000 Series A shares and 10,000 Series B shares authorized, none issued or outstanding
Common stock, $0.01 par value, 8,000,000 shares authorized, 2,581,349 and 2,576,849 shares issued, 2,512,908 and 2,509,213 outstanding in 2008 and 2007, respectively	26	26
Additional paid-in capital	23,745	23,462
Retained earnings	28,321	26,836
Accumulated other comprehensive income (loss)	25	(399)
Treasury stock (68,441 and 67,636 shares in 2008 and 2007, respectively), at cost	(1,387)	(1,373)

Total stockholders’ equity	50,730	48,552

Total liabilities and stockholders’ equity	$981,943	$918,438

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended,
	June 30,		June 30,
	2008	2007	2008	2007
	(In Thousands, Except Share Data)
Interest income:
Loans and leases	$13,586	$13,407	$27,581	$26,100
Securities income, taxable	1,123	1,044	2,239	2,130
Short-term investments	17	37	59	74

Total interest income	14,726	14,488	29,879	28,304

Interest expense:
Deposits	7,203	7,914	15,229	15,498
Notes payable and other borrowings	871	936	1,936	1,787

Total interest expense	8,074	8,850	17,165	17,285

Net interest income	6,652	5,638	12,714	11,019
Provision for loan and lease losses	743	701	1,296	1,277

Net interest income after provision for loan and lease losses	5,909	4,937	11,418	9,742

Non-interest income:
Trust and investment services income	539	500	1,021	891
Service charges on deposits	249	167	459	347
Increase in cash surrender value of bank-owned life insurance	180	177	357	340
Loan fees	159	195	294	338
Credit, merchant and debit card fees	64	52	109	103
Other	76	66	114	139

Total non-interest income	1,267	1,157	2,354	2,158

Non-interest expense:
Compensation	3,225	3,055	6,584	5,965
Occupancy	319	259	649	521
Equipment	148	115	304	237
Data processing	256	252	530	496
Marketing	212	248	476	528
Professional fees	578	308	953	763
Other	700	550	1,283	1,153

Total non-interest expense	5,438	4,787	10,779	9,663

Income before income tax expense	1,738	1,307	2,993	2,237
Income tax expense	670	448	1,156	780

Net income	$1,068	$859	$1,837	$1,457

Earnings per share:
Basic	$0.44	$0.35	$0.76	$0.59
Diluted	0.44	0.35	0.76	0.59
Dividends declared per share	0.07	0.065	0.14	0.13
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	loss	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2006	$25	$23,029	$24,237	$(1,005)	$(530)	$45,756
Comprehensive income:
Net income	—	—	1,457	—	—	1,457
Unrealized securities losses arising during the period	—	—	—	(563)	—	(563)
Unrealized derivative gains arising during the period	—	—	—	2	—	2
Reclassification adjustment for realized losses on derivatives	—	—	—	1	—	1
Income tax effect	—	—	—	194	—	194

Comprehensive income						1,091
Share-based compensation — restricted shares	—	143	—	—	—	143
Cash dividends ($0.13 per share)	—	—	(325)	—	—	(325)
Treasury stock purchased (467 shares)	—	—	—	—	(10)	(10)

Balance at June 30, 2007	$25	$23,172	$25,369	$(1,371)	$(540)	$46,655

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	income loss	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2007	$26	$23,462	$26,836	$(399)	$(1,373)	$48,552
Comprehensive income:
Net income	—	—	1,837	—	—	1,837
Unrealized securities gains arising during the period	—	—	—	642	—	642
Unrealized derivative losses arising during the period	—	—	—	(3)	—	(3)
Reclassification adjustment for realized losses on derivatives	—	—	—	6	—	6
Income tax effect	—	—	—	(221)	—	(221)

Comprehensive income						2,261
Share-based compensation — restricted shares	—	283	—	—	—	283
Cash dividends ($0.14 per share)	—	—	(352)	—	—	(352)
Treasury stock purchased (805 shares)	—	—	—	—	(14)	(14)

Balance at June 30, 2008	$26	$23,745	$28,321	$25	$(1,387)	$50,730

See accompanying Notes to Unaudited Consolidated Financial Statements

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
	(In Thousands)
Operating activities
Net income	$1,837	$1,457
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(329)	(740)
Provision for loan and lease losses	1,296	1,277
Depreciation, amortization and accretion, net	260	239
Share-based compensation	283	143
Increase in cash surrender value of bank-owned life insurance	(357)	(340)
Origination of loans for sale	(586)	(1,340)
Sale of loans originated for sale	588	1,346
Gain on sale of loans originated for sale	(2)	(6)
Loss on sale of foreclosed property	5	—
Increase in accrued interest receivable and other assets	(748)	(1,049)
Increase in accrued interest payable and other liabilities	1,126	1,088

Net cash provided by operating activities	3,373	2,075

Investing activities
Proceeds from maturities of available-for-sale securities	15,075	10,244
Purchases of available-for-sale securities	(21,134)	(1,001)
Proceeds from sale of foreclosed property	655	—
Purchases of FHLB stock	—	(289)
Net increase in loans and leases	(54,321)	(63,760)
Purchases of leasehold improvements and equipment, net	(268)	(256)
Purchase of bank-owned life insurance	—	(590)

Net cash used in investing activities	(59,993)	(55,652)

Financing activities
Net increase in deposits	57,896	96,229
Net decrease in FHLB line of credit	—	(17,048)
Repayment of FHLB advances	(6,005)	(5)
Net increase (decrease) in short-term borrowed funds	300	(30,196)
Proceeds from other borrowings	8,000	—
Cash dividends paid	(339)	(312)
Purchase of treasury stock	(14)	(10)

Net cash provided by financing activities	59,838	48,658

Net increase (decrease) in cash and cash equivalents	3,218	(4,919)
Cash and cash equivalents at the beginning of the period	17,624	19,461

Cash and cash equivalents at the end of the period	$20,842	$14,542

Supplementary cash flow information
Interest paid on deposits and borrowings	$16,487	$16,194
Income taxes paid	267	1,783
Transfer to foreclosed properties	3,896	660
See accompanying Notes to Unaudited Consolidated Financial Statements

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
Note 2 — Basis of Presentation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2007 with the exception of the partial adoption of Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS 157). Refer to Note 3 - Recent Accounting Pronouncements for the impact of the adoption of this standard. There have been no significant changes in the methods or assumptions used in accounting policies requiring material estimates and assumptions.
In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2008. Certain amounts in prior periods have been reclassified to conform to the current presentation.
Note 3 — Recent Accounting Pronouncements.
Fair Value Disclosures. Effective January 1, 2008, the Corporation partially adopted SFAS 157, which provides a framework for measuring fair value. Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The partial adoption of this standard only resulted in additional disclosure requirements and had no financial statement impact. Delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Corporation has not applied the provisions of SFAS 157 for goodwill and long-lived assets measured for fair value for impairment assessment under Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, including foreclosed properties.
Refer to Note 11 — Fair Value Disclosure (SFAS 157 Disclosure) of the unaudited consolidated financial statements for further information regarding the fair value of the Corporation’s financial instruments.
Fair Value Option for Financial Assets and Financial Liabilities. Effective January 1, 2008, the Corporation adopted SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of SFAS No. 115 (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.
The fair value option established by SFAS 159 permits the Corporation to choose to measure eligible items at fair value at specified election dates. The Corporation will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. In connection with the adoption of this standard, the Corporation did not elect any additional financial instruments to be recorded at fair value.
Derivative Instruments and Hedging Activities. In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of Statement No. 133 (SFAS 161). SFAS 161 enhances disclosure requirements about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Corporation is currently evaluating the impact of adoption of SFAS 161.
Instruments Granted in Share-Based Payment Transactions as Participating Securities. In May 2008, the FASB issued Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This staff position addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the allocation in computing earnings per share under the two-class method described in SFAS 128, Earnings Per Share. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Corporation is required to apply the two-class method of computing basic and diluted earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Corporation is currently evaluating the impact of adoption of this guidance.
Note 4 — Share-Based Compensation.
The Corporation adopted an equity incentive plan in 1993 as amended in 1995, an equity incentive plan in 2001 and the 2006 Equity Incentive Plan (the Plans). The Plans are administered by the Compensation Committee of the Board of Directors of FBFS and provide for the grant of equity ownership opportunities through incentive stock options, nonqualified stock options (stock options) and restricted stock (unvested shares). 149,975 shares are available for future grants under the Plans as of June 30, 2008. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plans. The Corporation may issue new shares and shares from treasury for shares delivered under the Plans.
Stock Options
The Corporation may grant stock options to senior executives and other employees under the Plans. Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is granted. Options granted under the Plans are subject to graded vesting, generally ranging from four to eight years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. The Corporation has not granted any stock options since the Corporation met the definition of a public entity nor has it modified, repurchased or cancelled any stock options during that period. Therefore, no stock-based compensation was recognized in the consolidated statement of income for the three and six months ended June 30, 2008 and 2007, except with respect to restricted stock awards. The Corporation expects that a majority of the outstanding stock options will fully vest. Stock option activity for the six months ended June 30, 2008 was as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Options	Average Price	Life (Years)
Outstanding at December 31, 2007	159,540	$22.10	5.65
Granted	—	—
Exercised	—	—
Forfeited	(2,250)	24.55

Outstanding at June 30, 2008	157,290	22.07	5.17

Options exercisable at June 30, 2008	142,012

Restricted Shares
Under the 2001 and 2006 Equity Incentive Plans, the Corporation may grant restricted shares to plan participants, subject to forfeiture upon the occurrence of certain events until dates specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under this plan are subject to graded vesting. Compensation expense is recognized over the requisite service period of four years for the entire award on a straight-line basis. Upon vesting of restricted stock awards, the benefits of tax deductions in excess of recognized compensation expense is recognized as a financing cash flow activity. For the six months ended June 30, 2008 and 2007, restricted share awards vested on a date at which the market price was lower than the market value on the date of grant; therefore, there is no excess tax benefit reflected in the consolidated statements of cash flows for the periods. Restricted share activity for the six months ended June 30, 2008 was as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
Nonvested balance as of December 31, 2007	91,379	$21.16
Granted	4,500	17.34
Vested	(9,466)	22.62
Forfeited	—	—

Nonvested balance as of June 30, 2008	86,413	20.80

As of June 30, 2008, there was approximately $1.4 million of deferred compensation expense included in additional paid-in capital in the consolidated balance sheet related to unvested shares which the Corporation expects to recognize over four years. As of June 30, 2008, there were no restricted shares vested and not delivered. For the six months ended June 30, 2008 and 2007, share-based compensation expense included in the consolidated statements of income totaled approximately $283,000 and $143,000, respectively.
Note 5 — Earnings Per Share.
Basic earnings per share for the three and six months ended June 30, 2008 and 2007 were determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share were determined by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities were determined using the treasury stock method. For the three and six month periods ended

June 30, 2008 and 2007, average anti-dilutive employee stock options totaled 147,306 and 132,200, respectively.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Income available to common stockholders	$1,067,792	$858,532	$1,837,419	$1,457,164

Basic average shares	2,426,093	2,455,156	2,424,775	2,454,117
Dilutive effect of share-based awards	6,288	6,611	3,095	7,329

Dilutive average shares	2,432,381	2,461,767	2,427,870	2,461,446

Earnings per share:
Basic	$0.44	$0.35	$0.76	$0.59
Diluted	$0.44	$0.35	$0.76	$0.59
Note 6 — Shareholder Rights Plan.
On June 5, 2008, the Board of Directors declared a dividend of one common share purchase right for each outstanding share of common stock, $0.01 par value per share (Common Shares) of the Company. The dividend was paid on July 15, 2008. Each right entitles the registered holder to purchase from the Company one-half of one common share, at a price of $85.00 per full common share (equivalent to $42.50 for each one-half of a Common share), subject to adjustment. The rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock, or announces a tender offer for such stock. Under conditions described in the Shareholder Rights Plan, holders of rights could acquire additional shares of the Company’s common stock. The value of shares acquired under the plan would have a market value of two times the then current per share purchase price. The rights will expire on June 5, 2018.
Note 7 — Securities.
The amortized cost and estimated fair values of securities available-for-sale were as follows:

	As of June 30, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	holding gains	holdinglosses	fair value
	(In Thousands)
Securities available-for-sale
Collateralized mortgage obligations — government agencies	$70,017	$585	$(361)	$70,241
Collateralized mortgage obligations — government-sponsored enterprises	34,010	41	(216)	33,835

	$104,027	$626	$(577)	$104,076

Collateralized mortgage obligations — government agencies represent securities issued by the Government National Mortgage Association. Collateralized mortgage obligations — government-sponsored enterprises include securities issued by the Federal Home Loan Mortgage Corporation, Freddie Mac, and the Federal National Mortgage Association, or Fannie Mae.

	As of December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	holding gains	holding losses	fair value
	(In Thousands)
U.S. Government corporations and agencies	$1,500	$—	$(3)	$1,497
Municipals	85	—	—	85
Collateralized mortgage obligations — government agencies	52,755	282	(379)	52,658
Collateralized mortgage obligations — government-sponsored enterprises	43,631	2	(495)	43,138

	$97,971	$284	$(877)	$97,378

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at June 30, 2008 and December 31, 2007. At June 30, 2008 and December 31, 2007, the Corporation had 67 and 87 securities that were in an unrealized loss position, respectively. Such securities have declined in value due to current interest rate environments and have not experienced credit rating downgrades and do not presently represent realized losses. The Corporation has the ability to keep and anticipates that these securities, which have been in a continuous loss position but are not other-than-temporarily impaired, will be kept in the portfolio until the unrealized loss is recovered. If held until maturity, it is anticipated that the investments will be realized with no loss. If the Corporation determines that any of the above securities are deemed other-than-temporarily impaired, the impairment loss will be recognized in the income statement.
A summary of unrealized loss information for available-for-sale securities, categorized by security type follows:

	As of June 30, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)
Collateralized mortgage obligations — government agencies	$21,608	$361	$—	$—	$21,608	$361
Collateralized mortgage obligations — government-sponsored enterprises	23,926	210	249	6	24,175	216

	$45,534	$571	$249	$6	$45,783	$577

	As of December 31, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
			(In Thousands)
U.S. Government corporations and agencies	$—	$—	$1,497	$3	$1,497	$3
Collateralized mortgage obligations — government agencies	13,054	374	579	5	13,633	379
Collateralized mortgage obligations — government-sponsored enterprises	6,463	66	35,317	429	41,780	495

	$19,517	$440	$37,393	$437	$56,910	$877

The Corporation has not sold any available-for-sale securities during the three months or six months ended June 30, 2008 and 2007 and has therefore not realized any gains or losses on such transactions.
At June 30, 2008 and December 31, 2007, securities with a fair value of approximately $53.2 million and $62.5 million, respectively, were pledged to secure public deposits and Federal Home Loan Bank (FHLB) advances.
Note 8— Loans, Leases and Allowance for Loan and Lease Losses.
Loans and leases receivable consisted of the following:

	June 30,	December 31,
	2008	2007
	(In Thousands)
First mortgage loans:
Commercial real estate	$373,449	$336,153
Construction	78,536	90,545
Multi-family	41,663	41,821
1-4 family	49,401	48,437

	543,049	516,956
Commercial and industrial loans	235,058	213,786
Direct financing leases, net	28,706	29,383
Home equity loans	10,316	9,784
Credit card and other	14,798	11,725

	831,927	781,634
Less:
Allowance for loan and lease losses	10,723	9,854
Deferred loan fees	443	147

Loans and lease receivables, net	$820,761	$771,633

An analysis of the allowance for loan and lease losses is presented below:

	Six
	Months Ended	Year Ended
	June 30,	December 31,
	2008	2007
	(In Thousands)
Allowance at beginning of period	$9,854	$8,296
Charge-offs:
Commercial real estate and other mortgage	(407)	(571)
Commercial	(24)	(778)
Lease	—	(25)
Consumer	—	—

Total charge-offs	(431)	(1,374)

Recoveries:
Commercial real estate and other mortgage	3	5
Commercial	1	23
Lease	—	—
Consumer	—	—

Total recoveries	4	28
Net charge-offs	(427)	(1,346)
Provision for loan and lease losses	1,296	2,904

Allowance at end of period	$10,723	$9,854

Allowance to gross loans and leases	1.29%	1.26%
Note 9 — Deposits.
Deposits consisted of the following:

	June 30, 2008		December 31, 2007
		Weighted		Weighted
	Balance	average rate	Balance	average rate
		(In Thousands)
Transaction accounts:
Demand deposits	$42,865	0.00%	$47,124	0.00%
Negotiable order of withdrawal (NOW) accounts	65,244	1.98	65,035	4.22

	108,109		112,159
Money market accounts	134,967	2.13	162,585	4.49
Certificates of deposit	590,880	4.75	501,316	5.00

	$833,956		$776,060

Note 10 — Borrowings.
Borrowings consisted of the following:

	June 30, 2008			December 31, 2007
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Balance	balance	rate	Balance	balance	rate
			(In Thousands)
Fed funds purchased and securities sold under agreements to repurchase	$16,750	$12,610	2.97%	$14,250	$10,394	5.35%
FHLB advances	28,521	33,224	4.76	34,526	25,776	4.87
Line of credit	10	2,929	4.85	2,210	2,556	7.20
Subordinated notes payable	39,000	31,202	5.69	31,000	23,630	7.73
Other	—	—	—	—	25	7.00

	$84,281	$79,965	4.84	$81,986	$62,381	6.13

Short-term borrowings	$26,770			$32,470
Long-term borrowings	57,511			49,516

	$84,281			$81,986

At June 30, 2008 and December 31, 2007, there were no securities sold under agreements to repurchase. During March 2008, the Corporation increased its line of credit to $10.5 million. The line of credit carries an interest rate of LIBOR plus 1.70% on the first $7.5 million and LIBOR plus 1.75% on the remaining $3.0 million. During June 2008, the Corporation obtained an additional $8.0 million of subordinated notes payable with a maturity of June 2015 which bears an interest rate of LIBOR plus 3.75%.
Note 11 — Fair Value Disclosures (SFAS 157 Disclosure)
Effective January 1, 2008, the Corporation determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. The Corporation carries its available-for-sale securities and its interest rate swap that is designated as a cash flow hedge at fair value.
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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2008 segregated by fair value hierarchy level are summarized below:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(In Thousands)
Assets:
Securities available for sale	$—	$104,076	$—	$104,076

Liabilities:
Interest rate swap	$—	$7	$—	$7
Assets and liabilities measured at fair value on a nonrecurring basis segregated by fair value hierarchy during the period ended June 30, 2008 are summarized below:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable	Total
	June 30,	Assets	Inputs	Inputs	Gains
	2008	(Level 1)	(Level 2)	(Level 3)	(Losses)
(In Thousands)
Impaired loans	$3,400	$—	$1,936	$1,464	$—
Impaired loans that are collateral dependent are written down to their fair value, less costs to sell, of $3.4 million through the establishment of specific reserves or by recording charge-offs when the carrying value exceeds the fair value. Valuation techniques consistent with the market approach, income approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

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
Forward-looking statements may also be made by the Corporation from time to time in other reports and documents as well as oral presentations. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Corporation: general economic conditions; legislative and regulatory initiatives; increased competition and other effects of deregulation and consolidation of the financial services industry; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost and availability of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; general economic developments; acts of terrorism and developments in the war on terrorism; and changes in the quality or composition of loan and investment portfolios. See also Item 1A. Risk Factors in Part II of this Form 10-Q regarding future operations discussed below.
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
Results of Operations
General. Net income for the three months ended June 30, 2008 was $1.1 million up 24.3% from $859,000 for the same time period in 2007. The principal factors contributing to this increase included an increase in net interest income of $1.0 million primarily caused by volume increases associated with organic growth of our Banks through successful sales efforts of the expanded sales team and increased non-interest income of $110,000 primarily due to increased trust and investment service fee income and service charges on deposits. Negative factors offsetting the increase in net income include an additional $651,000 of non-interest expenses primarily due to increases in compensation expense, professional fees and other expenses including increased FDIC insurance expense. Both basic and diluted earnings per share for the three months ended June 30, 2008 increased to $0.44 from $0.35 for the same period in 2007. The increase in basic and diluted earnings per share is mainly attributable to the increase in net income. The annualized returns on average assets and average equity were 0.44% and 8.31%, respectively, for the three month period ended June 30, 2008 compared to 0.42% and 7.31%, respectively, for the same time period of 2007.
Net income for the six months ended June 30, 2008 was $1.8 million, up 26.1% from $1.5 million for the same time period in 2007. The increase in net income for the six month period is a result of increased net interest income due to the organic growth of the organization along with our ability to effectively protect net interest margin during a volatile interest rate environment. Net interest income increased $1.7 million. Negative factors offsetting the increase in net income include increased non-interest expense of $1.1 million primarily due to increases in compensation expense of $619,000, professional fees of $190,000 and occupancy costs of $128,000. Basic and diluted earnings per share increased to $0.76 per share from $0.59 per share for the same time period in 2007. The annualized returns on average assets and average equity were 0.39% and 7.27%, respectively, for the six month period ending June 30, 2008 compared to 0.36% and 6.25%, respectively for the same time period of 2007.
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. We use this measurement to monitor our revenue growth and as one third of the performance measurements used for our non-equity incentive plans. The growth in top line revenue of 14.4% for the six months ended June 30, 2008 exceeds our targeted growth of 10.0% over the prior year. The components of top line revenue were as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
	(In Thousands)
Net interest income	$6,652	$5,638	18.0%	$12,714	$11,019	15.4%
Non-interest income	1,267	1,157	9.5	2,354	2,158	9.1

Total top line revenue	$7,919	$6,795	16.5	$15,068	$13,177	14.4

Adjusted Net Income
Adjusted net income is comprised of our net income as presented under generally accepted accounting principles (GAAP) adjusted for the after tax effects of the provision for loan and lease losses and actual net charge-offs incurred during the year. We have experienced significant organic growth in our loan and lease portfolio. As a result of this organic growth and the need for additional provision for loan and leases required to support the increased inherent risk with a growing portfolio, we adjust our GAAP net income for the after tax effects of provision for loan and lease losses and related net charge-off activities to allow our management to better analyze the growth of our earnings including a comparison to our benchmark peers. Institutions with different loan and lease growth rates may not have comparable provisions for loan and lease loss amounts and net charge-off activity. We also use this measurement as one third of the performance measurements used for our non-equity incentive plan that covers substantially all our employees. Our targeted growth in adjusted net income is 10% over the prior year. Our growth in adjusted net income for the six months ended June 30, 2008 is 5.3%. In our judgment, presenting net income excluding the after tax effects of the provision for loan and lease losses and actual net charge-offs allows investors to trend, analyze and benchmark our results of operations in a more meaningful manner. Adjusted net income is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP.

A reconciliation of net income to adjusted net income is as follows:

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2008	2007	Change		2008	2007	Change
	(In Thousands)
Net income, presented under US GAAP	$1,068	$859	24.3%		$1,837	$1,457	26.1%
Add back:
Provision for loan and lease losses, after tax	452	426	6.1		788	775	1.7
Less:
Net charge-offs (recoveries), after tax	127	—		*	260	(15)		*

Adjusted net income	$1,393	$1,285	8.4		$2,365	$2,247	5.3

*	Not meaningful
Return on Equity
We view return on equity to be an important measurement to monitor profitability and we are focused on improving our return on equity throughout 2008. To align our employees’ focus on profitability with a meaningful measure used by our shareholders, beginning in 2008, return on equity is now one third of the performance measurements used for our non-equity incentive plan that covers substantially all our employees. Our target return on equity for the twelve months ending December 31, 2008 is 10.5%. Return on equity for the three months ended June 30, 2008 is 8.31% compared to 7.31% for the three months ended June 30, 2007. Return on equity for the six months ended June 30, 2008 is 7.27% compared to 6.25% for the six months ended June 30, 2007. The increase in return on equity from the comparable period of the prior year is attributable to the increase in net income.

Net Interest Income. Net interest income depends on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management procedures used by management in responding to such changes. The table below presents the change in net interest income resulting from change in the volume of interest-earning assets or interest-bearing liabilities and change in interest rates for the three and six months ended June 30, 2008 compared to the same periods of 2007.

	For the three months ended June 30, 2008				For the six months ended June 30, 2008
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
	(In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans	$(1,187)	$1,451	$(202)	$62	$(1,828)	$3,138	$(346)	$964
Commercial loans	(897)	830	(167)	(234)	(1,398)	1,503	(242)	(137)
Leases	—	79	—	79	(22)	177	(5)	150
Consumer loans	(7)	326	(47)	272	(18)	631	(109)	504

Total loans and leases receivable	(2,091)	2,686	(416)	179	(3,266)	5,449	(702)	1,481
Mortgage-related securities	14	77	1	92	46	81	2	129
Investment securities	14	(14)	(13)	(13)	1	(20)	(1)	(20)
Other investments	(14)	1	(1)	(14)	(30)	4	(4)	(30)
Fed funds sold and other	(1)	27	(21)	5	(4)	52	(27)	21
Short-term investments	(14)	7	(4)	(11)	(17)	21	(10)	(6)

Total net change in income on interest-earning assets	$(2,092)	$2,784	$(454)	$238	$(3,270)	$5,587	$(742)	$1,575

Interest-Bearing Liabilities
NOW accounts	$(512)	$(24)	$16	$(520)	$(852)	$(13)	$7	$(858)
Money market	(1,310)	(306)	203	(1,413)	(2,226)	(528)	288	(2,466)
Certificates — regular	(295)	1,519	(97)	1,127	(96)	2,746	(30)	2,620
Certificates — large	(150)	339	(94)	95	(188)	763	(140)	435

Total deposits	(2,267)	1,528	28	(711)	(3,362)	2,968	125	(269)
FHLB advances	(8)	87	(3)	76	(10)	273	(6)	257
Other borrowings	(243)	163	(61)	(141)	(363)	358	(103)	(108)

Total net change in expense on interest-bearing liabilities	$(2,518)	$1,778	$(36)	$(776)	$(3,735)	$3,599	$16	$(120)

Net change in net interest income	$426	$1,006	$(418)	$1,014	$465	$1,988	$(758)	$1,695

Net interest income was $6.7 million for the three months ended June 30, 2008, up 18.0% from the same period in 2007. The improvement in net interest income was primarily attributable to favorable volume increases due to organic growth coupled with favorable rate declines in our interest-bearing liability portfolio. The yield on earning assets was 6.32% for the three months ended June 30, 2008 compared to 7.39% for the comparable period in 2007. The yield on interest-bearing liabilities was 3.77% and 4.92% for the three months ended June 30, 2008 and 2007, respectively.
Interest income increased $238,000, or 1.6%, to $14.7 million for the three months ended June 30, 2008 compared to the same time period of the prior year. Interest income remained relatively flat due to our ability to generate new volume of business at an equivalent pace and price to offset the effects of a volatile and declining interest rate environment. Average loans and leases receivable increased 20.5% while the average yield on the loans and leases portfolio declined 124 basis points.
The average balance of the commercial real estate and other mortgage loan portfolio was $547.5 million with a weighted average yield of 6.28% for the three months ended June 30, 2008 compared to an average balance of $468.0 million with a weighted average yield of 7.29% for the same three months of the prior year. Yields on our commercial real estate and other mortgage loan portfolio decreased by 101 basis points. The majority of loans in this portfolio are fixed rate in nature and are minimally impacted during a volatile interest rate market; however, as the banking industry continues to endure a difficult environment, competition for the highest asset quality loans is putting pressure on the overall pricing of loans and leases and our ability to grow the loan portfolio at rates we experienced in recent years. The remaining loans have floating rates that are indexed to Prime or LIBOR. The decline in the yield is attributable to the significant decline in the average LIBOR and Prime rates over the comparative periods.
The average balance of the commercial and industrial loan portfolio was $228.1 million with a weighted average yield of 7.39% for the three months ended June 30, 2008 compared to an average balance of $192.3 million with a weighted average yield of 9.26% for the same period of the prior year. The yields on our commercial and industrial loan portfolio decreased 187 basis points from the same period one year ago. As approximately 60% of this portfolio is variable rate; this basis point decline is attributable to the basis point decline in the average Prime and LIBOR rates for the comparative periods, partially offset by reduced non-accrual loans in the commercial and industrial loan portfolio.
Interest expense decreased $776,000, or 8.8%, to $8.1 million for the three months ended June 30, 2008 compared to the same time period of 2007. Yields on our interest-bearing liabilities decreased 115 basis points. The decrease in interest expense was caused by the significant declines in the rates paid on local deposits due to the falling interest rate environment, specifically the federal funds interest rate which we use to price our money market and NOW accounts, offset by the increased interest expense associated with volume increases in our certificates of deposits. Shortfalls in attracting local deposits were supplemented with brokered deposits. Average deposit balances, including brokered deposits, were approximately $778.5 million at June 30, 2008 with a weighted average cost of 3.70% compared to an average balance of $657.9 million with a weighted average cost of funds of 4.81% for the same period of 2007.
Average borrowings were $77.7 million with a weighted average yield of 4.49% for the three months ended June 30, 2008 compared to $61.1 million at June 30, 2007 with a weighted average yield of 6.12% for the three months ended June 30, 2007. The decline in this yield is primarily related to the overall lower LIBOR interest rates during the 2008 periods compared to the 2007 period.
Net interest margin was 2.85% for the three months ended June 30, 2008 compared to 2.87% for the comparable time period of 2007. The stability in our net interest margin is attributable to effective management of the composition and duration of interest bearing liabilities to limit the exposure to changing interest rates coupled with market based pricing of assets and liabilities.
For the six months ended June 30, 2008, net interest income was $12.7 million, up 15.4% from the same period in 2007. Net interest margin was 2.77% for six months ended June 30, 2008 compared to 2.86% for the six months ended June 30, 2007. The yield on earning assets was 6.50% and 7.35% for the six months ended June 30, 2008 and 2007, respectively. The yield on interest bearing liabilities was 4.06% and 4.91% for the six months ended June 30, 2008 and 2007, respectively.
Interest income increased $1.6 million, or 5.6%, to $29.9 million for the six months ended June 30, 2008 compared to the same period of the prior year. The increase in interest income is primarily due to the continued growth of the loan and lease portfolio. Average loans and leases receivable increased 21.4% while the average yield on the loans and leases portfolio declined 102 basis points. The average balance of the commercial real estate and other mortgage loan portfolio was $540.1 million with a weighted average yield of 6.49% for the six months ended June 30, 2008 compared to an average balance of $454.1 million with a weighted average yield of 7.30% for the same six months of the prior year. Yields on our commercial real estate and other mortgage loan portfolio decreased by 81 basis points. The majority of loans in this portfolio are fixed rate in nature and are minimally impacted during a volatile interest rate market. The remaining loans have floating rates that are indexed to Prime or LIBOR. The decline in the yield is attributable to the significant decline in the average LIBOR and Prime rates over the comparative periods. In addition, we added approximately $4.6 million of commercial real estate loans to our nonperforming assets since June 2007. Foregone interest for the six months ended June 30, 2008 was $299,000 compared to $161,000 for the six months ended June 30, 2007.

The average balance of the commercial and industrial loan portfolio was $223.0 million with a weighted average yield of 7.66% for the six months ended June 30, 2008 compared to an average balance of $190.0 million with a weighted average yield of 9.13% for the same period of the prior year. The yields on our commercial and industrial loan portfolio decreased 147 basis points from the same period in 2007. As this portfolio of loans is primarily variable rate, this basis point decline is attributable to the basis point decline in the average Prime and LIBOR rates for the comparative periods and declines in asset-based loan fees, offset by reduced non-accrual loans in the commercial and industrial loan portfolio.
Interest expense remained relatively flat at $17.2 million for the six months ended June 30, 2008 compared to $17.3 million for the six months ended June 30, 2007. The average yield on interest-bearing liabilities decreased 85 basis points. We experienced a significant decline of approximately 325 basis points in the average Federal Funds rate, which is utilized as the index to price our interest-bearing transaction deposit accounts thus causing the sharp decline in the overall rates paid on our money market and NOW accounts. The decrease in interest expense related to the falling rate environment is offset by the increase in interest expense associated with volume increases in our certificates of deposits. Shortfalls in attracting local deposits to fund our asset growth are filled by the purchase of brokered certificates of deposits. Year-to-date average deposit balances, including brokered deposits, were approximately $765.3 million at June 30, 2008 with a weighted average cost of 3.98% compared to an average balance of $646.0 million with a weighted average cost of funds of 4.80% for the same time period of 2007. During the first quarter of 2008, we exercised our call provision on $30 million of brokered certificates of deposit. These certificates had two years remaining before their scheduled maturity. At various points throughout the first quarter of 2008, we obtained newly issued brokered certificates of deposits with various maturities. The average cost of the newly issued certificates of deposits was 59 basis points lower than the average cost of the called certificates of deposits. As a result of calling these deposits, we expensed the remaining prepaid broker fee associated with these certificates and recorded approximately $150,000 of additional interest expense during the first quarter of 2008. We expect to recoup the costs of the accelerated amortization with reduced interest expense by the end of 2008 and then recognize the full benefit of the 59 basis point reduction on $30 million of our brokered certificates throughout 2009. For the six months ended June 30, 2008, we have recognized a reduction of interest expense on our brokered certificates of deposit of approximately $68,000 as a result of the replacement of the called brokered certificates of deposits with lower yielding certificates of deposit. Interest rates on brokered deposits are fixed; however, purchases of brokered certificates are structured to match the repricing and maturity of the interest-earning asset portfolio.
Our net interest margin declined by nine basis points to 2.77% for the six months ended June 30, 2008 compared to 2.86% for the prior year. The decline is primarily due to the inclusion of the one-time accelerated amortization relating to the call of certain brokered certificates of deposits during the first quarter of 2008, offset by the benefit received by replacing those certificates with lower yielding deposits, and increased non-accrual loans since June 2007 which continue to be included in the average balances for purposes of the yield calculations with no corresponding interest income recognized in our financial statements. Volatility in the interest rate market has had minimal impact on our margin due to market-based pricing of assets and liabilities as well as managing the composition and duration of our interest-bearing liabilities to limit the exposure to changing rates.

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

	For the Three Months Ended June 30,
	2008			2007
	Average		Average	Average		Average
	balance	Interest	yield/cost	balance	Interest	yield/cost
	(In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$547,544	$8,596	6.28%	$467,957	$8,534	7.29%
Commercial and industrial loans(1)	228,148	4,217	7.39	192,297	4,451	9.26
Leases	28,433	451	6.34	23,456	372	6.34
Consumer loans	23,333	322	5.52	3,102	50	6.45

Total loans and leases receivable(1)	827,458	13,586	6.57	686,812	13,407	7.81
Mortgage-related securities(2)	99,038	1,122	4.53	92,115	1,030	4.47
Investment securities(2)	58	1	5.62	1,630	14	3.44
Federal Home Loan Bank stock	2,367	—	0.00	2,195	14	2.55
Fed funds sold and other	1,236	6	1.94	44	1	4.97
Short-term investments	2,230	11	1.97	1,715	22	5.13

Total interest-earning assets	932,387	14,726	6.32	784,511	14,488	7.39

Non-interest-earning assets	31,128			32,140

Total assets	$963,515			$816,651

Interest-Bearing Liabilities
NOW accounts	$68,133	248	1.46	$70,343	768	4.37
Money market	144,380	561	1.55	170,849	1,974	4.62
Certificates — regular	497,298	5,759	4.63	374,515	4,632	4.95
Certificates — large	68,701	635	3.70	42,213	540	5.12

Total deposits	778,512	7,203	3.70	657,920	7,914	4.81
FHLB advances	29,654	353	4.76	22,581	277	4.91
Other borrowings	48,012	518	4.32	38,512	659	6.84

Total interest-bearing liabilities	856,178	8,074	3.77	719,013	8,850	4.92

Non-interest-bearing liabilities	55,916			50,667

Total liabilities	912,094			769,680
Stockholders’ equity	51,421			46,971

Total liabilities and stockholders’ equity	$963,515			$816,651

Net interest income/interest rate spread		$6,652	2.55%		$5,638	2.47%

Net interest-earning assets	$76,209			$65,498

Net interest margin			2.85%			2.87%
Average interest-earning assets to average interest-bearing liabilities	108.90%			109.11%
Return on average assets	0.44			0.42
Return on average equity	8.31			7.31
Average equity to average assets	5.34			5.75
Non-interest expense to average assets	2.26			2.34

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

	For the Six Months Ended June 30,
	2008			2007
	Average		Average	Average		Average
	balance	Interest	yield/cost	balance	Interest	yield/cost
	(In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$540,145	$17,530	6.49%	$454,119	$16,566	7.30%
Commercial loans(1)	222,966	8,537	7.66	190,040	8,674	9.13
Leases	28,586	907	6.35	23,180	757	6.53
Consumer loans	22,561	607	5.38	3,167	103	6.50

Total loans and leases receivable(1)	814,258	27,581	6.77	670,506	26,100	7.79
Mortgage-related securities(2)	97,647	2,229	4.57	94,028	2,100	4.47
Investment securities(2)	524	10	3.82	1,641	30	3.66
Federal Home Loan Bank stock	2,367	—	0.00	2,110	30	2.84
Fed funds sold and other	2,088	29	2.78	280	8	5.24
Short-term investments	2,356	30	2.55	1,492	36	4.83

Total interest-earning assets	919,240	29,879	6.50	770,057	28,304	7.35

Non-interest-earning assets	31,656			31,914

Total assets	$950,896			$801,971

Interest-Bearing Liabilities
NOW accounts	$68,901	682	1.98	$69,492	1,540	4.43
Money market	151,348	1,613	2.13	173,860	4,079	4.69
Certificates — regular	475,003	11,481	4.83	362,639	8,861	4.89
Certificates — large	70,061	1,453	4.15	40,035	1,018	5.09

Total deposits	765,313	15,229	3.98	646,026	15,498	4.80
FHLB advances	33,224	791	4.76	21,991	534	4.86
Other borrowings	46,741	1,145	4.90	36,351	1,253	6.89

Total interest-bearing liabilities	845,278	17,165	4.06	704,368	17,285	4.91

Non-interest-bearing liabilities	55,077			50,989

Total liabilities	900,355			755,357
Stockholders’ equity	50,541			46,614

Total liabilities and stockholders’ equity	$950,896			$801,971

Net interest income/interest rate spread		$12,714	2.44%		$11,019	2.44%

Net interest-earning assets	$73,962			$65,689

Net interest margin			2.77%			2.86%
Average interest-earning assets to average interest-earning liabilities	108.75%			109.33%
Return on average assets	0.39			0.36
Return on average equity	7.27			6.25
Average equity to average assets	5.32			5.81
Non-interest expense to average assets	2.27			2.41

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets held and available for sale.
Provision for Loan and Lease Losses. The provision for loan and lease losses totaled $743,000 and $701,000 for the three months ended June 30, 2008 and 2007, respectively. The provision for loan and lease losses was $1.3 million for both the six months ended June 30, 2008 and 2007. The provision for loan and lease loss recorded in the three and six months ended June 30, 2008 and 2007 is related to increased inherent risk associated with a growing portfolio and also related to an increased provision prescribed by our allowance for loan and lease loss methodology that continues to identify weakening of key performance indicators and other factors. The provision for loan and lease losses is also influenced by the magnitude of charge-offs recorded in the period and by the required amount of reserves established for impaired loans that present potential collateral shortfall positions. Refer to Asset Quality for further information.
Non-Interest Income. Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, income from bank-owned life insurance and loan fees, increased $110,000, or 9.5%, to $1.3 million for the three months ended June 30, 2008 from $1.2 million for the same period in 2007. Trust and investment services fee income increased $39,000, or 7.8%, to $539,000 for the three months ended June 30, 2008 compared to $500,000 for the same period in 2007. Trust assets under management increased approximately $23.2 million to $291.3 million at June 30, 2008 compared to $268.1 million at June 30, 2007. Equity markets have continued to decline throughout the second quarter of 2008 impacting the overall growth of trust and investment service fee income; however, we experienced an increase in trust assets under management and related trust and investment services fee income due to the continued successful sales efforts. Trust and investment service fee income also includes investment service commissions. At June 30, 2008, brokerage assets under administration decreased $5.7 million, or 3.9%, to $139.8 million compared to $145.5 million at June 30, 2007. Investment service commission fee income remained flat for the three months ended June 30, 2008 compared to the same period in 2007. Investment service fee income is driven by client activity and in part the timing of commissions received. Service charges on deposits increased $82,000, or 49.1%, to $249,000 for the three months ended June 30, 2008 from $167,000 for the same period in 2007. The increase in service charge income is in direct correlation to the declining interest rate environment. Our demand deposit clients receive an earnings credit rate based upon the balances kept within our Banks. These earnings credits are utilized to reduce the service charges incurred on their deposit accounts. As the interest rate index utilized to calculate the earnings credit has substantially fallen, our clients do not have sufficient earnings credits to fully eliminate the service charges on their accounts and thus results in increased service charge income recognized within our consolidated financial statements.
Non-interest income for the six months ended June 30, 2008 increased $196,000 or 9.1%, to $2.4 million from $2.2 million for the comparable period of 2007. Similar to the explanation for the second quarter activity, non-interest income increases are primarily due to increased trust and investment services fee income. Trust and investment service fee income increased $130,000, or 14.6%, to $1.0 million for the six months ended June 30, 2008 from $891,000 for the six months ended June 30, 2007. This is primarily driven by an 8.7% increase in trust assets under management. Service charges on deposits increased $112,000, or 32.3%, to $459,000 for the six months ended June 30, 2008 compared to $347,000 for the six months ended June 30, 2007 due to the declining interest rate environment and the related impact to the earnings credit rate received by our clients as described above.
Non-Interest Expense. Non-interest expense increased $651,000, or 13.6%, to $5.4 million for the three months ended June 30, 2008 from $4.8 million for the comparable period of 2007, primarily due to an increase in compensation expense. In general, non-interest expenses are influenced by the growth of operations, with additional employees necessary to staff such growth. Compensation expense increased $170,000, or 5.6%, to $3.2 million for the three months ended June 30, 2008 from $3.1 million for the three months ended June 30, 2007. This increase is due to more full-time equivalent employees, higher compensation levels from normal annual salary reviews and additional compensation expense associated with share-based compensation awards. Occupancy expense has increased $60,000, or 23.2%, to $319,000 for the three months ended June 30, 2008 from $259,000 for the comparable period of 2007. The increase in occupancy expense is associated with rental expense for new space obtained in late 2007 and early 2008. In December 2007, we occupied the new space completed for our loan production office in Appleton, Wisconsin. Also during the first quarter of 2008, we leased additional space in our corporate office building. Professional fees increased $270,000, or 87.7%, to $578,000 for the three months ended June 30, 2008 from $308,000 for the three months ended June 30, 2007. The increase in professional fees substantially relates to fees incurred to design and implement a shareholder rights plan among other services engaged and the related timing of the completion of those services. Other expenses increased $150,000, or 27.3%, to $700,000 for the three months ended June 30, 2008 from $550,000 for the comparable period of 2007. The increase in other expenses is associated with $124,000 of additional FDIC insurance premiums caused by increased rates and the overall increase in our deposit base of our Banks to which the premium rate is applied.

Non-interest expense increased $1.1 million, or 11.5%, to $10.8 million for the six months ended June 30, 2008 from $9.7 million for the comparable period of 2007. Compensation expense increased $619,000, or 10.4%, to $6.6 million for the six months ended June 30, 2008 compared to $6.0 million for the comparable period of 2007. Occupancy expense increased $128,000, or 24.6%, to $649,000 for the six months ended June 30, 2008 compared to $521,000 for the six months ended June 30, 2007. Professional fees increased $190,000, or 24.9%, to $953,000 for the six months ended June 30, 2008 from $763,000 for the comparable period of 2007. Other expense increased $131,000, or 11.4%, to $1.3 million for the six months ended June 30, 2008 from $1.2 million for the six months ended June 30, 2007. The reasons for the increases in the aforementioned expenses are consistent with the discussion of the expense for the three month comparative period ended June 30, 2008 and 2007.
Income Taxes. Income tax expense was $670,000 for the three months ended June 30, 2008, with an effective rate of 38.6% compared to $448,000 with an effective rate of 34.3% for the three months ended June 30, 2007. Income tax expense was $1.2 million for the six months ended June 30, 2008, with an effective rate of 38.6% compared to $780,000 with an effective rate 34.9% for the six months ended June 30, 2007. The primary reason for the increase in the effective tax rate is due to increased state income tax expense including interest related to uncertain tax liabilities coupled with a decline in the level of tax credits.
Financial Condition
General. The total assets of the Corporation increased $63.5 million, or 6.9%, to $981.9 million at June 30, 2008 from $918.4 million at December 31, 2007, primarily in the loan and lease portfolio and securities available-for-sale portfolio. The allowance for loan and lease losses was 1.29% and 1.26% of gross loans and leases at June 30, 2008 and December 31, 2007, respectively. Asset growth was primarily funded by increase of out-of-market deposits.
Securities. Securities available-for-sale increased $6.7 million to $104.1 million at June 30, 2008 from $97.4 million at December 31, 2007, primarily due to additional purchases of government agency collateralized mortgage obligations to ensure our investment portfolio remains at approved investment levels to provide adequate liquidity to our organization. Our available-for-sale investment portfolio primarily consists of collateralized mortgage obligations and is used to provide a source of liquidity, including the ability to pledge securities, while maximizing the earnings potential of the Banks’ assets. The estimated prepayment streams associated with this portfolio also allow us to better match our short-term liabilities. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. While collateralized mortgage obligations present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal as approximately 67.5% of the obligations we hold were issued by government agencies. The remaining 32.5% of the obligations we hold were issued by government-sponsored enterprises – Fannie Mae and Freddie Mac. In addition our credit risk is further mitigated by the fact that the securities within our portfolio are not collateralized by subprime mortgages. We did not sell any available-for-sale securities during the three or six months ended June 30, 2008 or 2007. During the six months ended June 30, 2008, we recognized unrealized holding gains of approximately $642,000 compared to unrealized holding losses of $563,000 during the comparable period in 2007. Unrealized holding gains on available-for-sale securities are recognized in accumulated other comprehensive income (loss). Our portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuer of our securities as previously discussed. If interest rates decline and the credit quality of our securities remain positive, the market value of our debt securities will improve. If interest rates increase and the credit quality of securities remain positive, the market value of our debt securities will decline.
Based upon the July 13, 2008 announcement by the U.S. Department of Treasury and the Federal Reserve Board regarding the authority to lend to Fannie Mae and Freddie Mac should such lending prove necessary and the statements of capital position provided by Fannie Mae on Form 8-K and press release for Freddie Mac, we believe that we will receive our contractual principal and interest on the security positions we hold with these government-sponsored enterprises.

The average balance of our available-for-sale portfolio for the six months ended June 30, 2008 was $98.2 million, with an average yield of 4.56%, compared to an average balance of $95.7 million, with an average yield of 4.45% for the same period last year.
Loans and Leases Receivable. Loans and leases receivable, net of allowance for loan and lease losses, increased $49.1 million, or 6.4%, to $820.8 million at June 30, 2008 from $771.6 million at December 31, 2007. The Banks principally originate commercial business loans and commercial real estate loans. The overall mix of the loan and lease portfolio at June 30, 2008 remained generally consistent with the mix at December 31, 2007 continuing with a concentration in commercial real estate mortgage loans at approximately 65% of our total loan portfolio. Growth in the loan and lease portfolio is attributable to organic growth by successful sales efforts of the expanded sales team to extend credit to established and new client relationships, including production from our loan production office located in the Northeast region of Wisconsin. Economic factors have deteriorated and the demand for new loans within our markets has declined. We are competing with our peers for fewer high quality loan opportunities which is putting pressure on our ability to grow our loan and lease portfolio at growth rates we experienced in recent years. We remain committed to our underwriting standards and continue to seek high quality assets to continue our growth plan.
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.29% and 1.26% as of June 30, 2008 and December 31, 2007, respectively. Non-accrual loans and leases as a percentage of total loans and leases has declined to 0.81% at June 30, 2008 compared to 1.13% at December 31, 2007. The primary factors impacting the decline in this ratio are the transfer of $3.9 million into foreclosed properties and charge-offs of $431,000 associated with non-accrual loans. The remaining difference is due to pay-offs or principal reductions of non-accrual loans due to cash collection. Management believes the allowance for loan and lease losses is adequate at June 30, 2008. During the quarter ended June 30, 2008, we recognized additional charge-offs in the amount of $208,000 on two large construction and land development projects. There were no charge-offs during the three months ended June 30, 2007. Charge-offs recognized during the six months ended June 30, 2008 were $431,000. There were no charge-offs recognized through the six months ended June 30, 2007. Refer to the Asset Quality section for more information.
Deposits. As of June 30, 2008, deposits increased $57.9 million to $834.0 million from $776.1 million at December 31, 2007. The increase during the six months ended June 30, 2008 was primarily attributable to an increase in brokered certificates of deposit. Brokered certificates of deposit represented $522.5 million of total deposits at June 30, 2008 compared to $429.2 million of total deposits at December 31, 2007. Our net loan and lease portfolio grew $49.3 million, and we funded this growth with brokered deposits. Brokered deposits are generally a lower cost source of funds when compared to the interest rates on deposits with similar terms that would need to be offered in the local markets to generate an equivalent level of funds.
Borrowings. We had borrowings of $84.2 million as of June 30, 2008 compared to $82.0 million as of December 31, 2007, an increase of $2.3 million, or 2.8%. We use borrowings to offset variability of deposit flows and generally as a temporary funding source for the growth of our balance sheet. During the quarter ended June 30, 2008, we obtained an additional $8.0 million of subordinated notes payable. Subordinated notes payable are included in Federal Home Loan Bank and other borrowings in our consolidated balance sheets. Subordinated notes payable qualify as Tier 2 capital for regulatory capital purposes.
Asset Quality
Non-performing Assets. Non-performing assets consisted of non-accrual loans and leases and foreclosed properties of $10.6 million as of June 30, 2008. This represented approximately 1.08% of total assets as of June 30, 2008, compared to $9.5 million, or 1.04% of total assets, as of December 31, 2007. The increase in non-performing assets is a function of further deterioration in certain construction and land development loans offset by the sale of a foreclosed property in March 2008, which resulted in a $5,000 loss, charge-offs of $431,000 relating to several large condominium construction and land development projects, and pay-offs and cash collections of other non-performing assets.
For the six months ended June 30, 2008, we recorded charge-offs of approximately $431,000. These charge-offs were directly related to continued deteriorations of market valuations on condominium construction projects and a land development project. Based upon complications with each project and further market decline, we concluded that we would not recover our entire principal on these credits and as a result recorded related partial charge-offs. We continue to proactively monitor our loan and lease portfolio for further deterioration and apply our prescribed allowance for loan and lease loss reserve methodology. However, given complexities with legal actions on certain of our large impaired loans and continued decline in economic conditions, we continue to evaluate the best information available to us to determine the amount of the loans that is collectible. We believe the loans were recorded at the appropriate value at June 30, 2008; however, further charge-offs could be recorded if additional facts and circumstances lead us to a different conclusion.
Our non-accrual loans and leases consisted of the following at June 30, 2008 and December 31, 2007, respectively.

	June 30,	December 31,
	2008	2007
	(In Thousands)
Non-accrual loans	$6,679	$8,805
Non-accrual leases	55	59

Total non-accrual loans and leases	6,734	8,864
Foreclosed properties	3,896	660

Total non-performing assets	$10,630	$9,524

Performing troubled debt restructurings	$—	$—

Total non-accrual loans and leases to total loans and leases	0.81%	1.13%
Total non-performing assets to total assets	1.08	1.04
Allowance for loan and lease losses to total loans and leases	1.29	1.26
Allowance for loan and lease losses to non-accrual loans and leases	159.24	111.17
The following represents information regarding our impaired loans:

	As of and for	As of and for
	the Six Months	the Year
	Ended	Ended
	June 30,	December 31,
	2008	2007
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$4,962	$6,500
Impaired loans and leases with impairment reserves required	1,772	2,617

Total impaired loans and leases	6,734	9,117
Less:
Impairment reserve (included in allowance for loan and lease losses)	818	834

Net impaired loans and leases	$5,916	$8,283

Average impaired loans and leases	$8,382	$3,439

Foregone interest income attributable to impaired loans and leases	$384	$365
Interest income recognized on impaired loans and leases	85	41

Net foregone interest income on impaired loans and leases	$299	$324

Net foregone interest income on impaired loans and leases for the six months ended June 30, 2007 was $161,000.
A summary of the activity in the allowance for loan and lease losses follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In Thousands)
Allowance at beginning of period	$10,188	$8,896	$9,854	$8,296

Charge-offs:
Mortgage	(184)	—	(407)	—
Commercial	(24)	—	(24)	—
Lease	—	—	—	—
Consumer	—	—	—	—

Total charge-offs	(208)	—	(431)	—
Recoveries:
Mortgage	—	1	3	2
Commercial	—	—	1	23
Lease	—	—	—	—
Consumer	—	—	—	—

Total recoveries	—	1	4	25
Net (charge-offs) recoveries	(208)	1	(427)	25
Provision for loan and lease losses	743	701	1,296	1,277

Allowance at end of period	$10,723	$9,598	$10,723	$9,598

Allowance to average loans and leases	1.30%	1.40%	1.32%	1.43%
Liquidity and Capital Resources
During the six months ended June 30, 2008 and the year ended December 31, 2007, the Banks did not make dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at June 30, 2008 are the repayment of interest payments due on subordinated debentures. The Corporation expects to meet its liquidity needs through existing cash flow sources, its line of credit in the amount of $10.5 million of which $10,000 is outstanding on June 30, 2008 and through any future dividends received from the Banks. The Corporation and its subsidiaries continue to have a strong capital base and the Corporation’s regulatory capital ratios continue to be above the defined minimum regulatory ratios. During the second quarter of 2008, we obtained an additional $8.0 million of subordinated notes payable. Subordinated notes payable is considered allowable Tier 2 capital for purposes of regulatory capital. A portion of the proceeds from the issuance of the subordinated debt was contributed to the capital of the Banks to ensure the Banks remain well-capitalized for their future growth.
We manage our liquidity to ensure that funds are available to each of our Banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation’s own cash requirements are met. The Banks maintain liquidity by obtaining funds from several sources.
The Banks’ primary sources of funds are principal and interest payments on loans receivable and mortgage-related securities, deposits and other borrowings such as federal funds and Federal Home Loan Bank advances. The scheduled payments of loans and mortgage-related securities are generally a predictable source of funds. Deposit flows and loan prepayments, however, are greatly influenced by general interest rates, economic conditions and competition.

Brokered deposits are used by the Banks, which allows them to gather funds across a larger geographic base at price levels considered attractive. Access to such deposits allows the flexibility to not pursue single service deposit relationships in markets that have experienced some unprofitable pricing levels. We had $522.5 million of outstanding brokered deposits at June 30, 2008 compared to $429.2 million of brokered deposits as of December 31, 2007. In addition, the administrative costs associated with brokered deposits are considerably less than the administrative costs that would be incurred to administer a similar level of local deposits. Although local market deposits are expected to increase as new client relationships are established and as marketing efforts are made to increase the balances in existing clients’ deposit accounts, we will likely continue to use brokered deposits. In order to provide for ongoing liquidity and funding, all of the brokered deposits are certificates of deposit that do not allow for withdrawal, at the option of the depositor, before the stated maturity. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure so that at least 90 days of maturities would be funded through other means, including but not limited to advances from the Federal Home Loan Bank, replacement with higher cost local market deposits or cash flow from borrower repayments and security maturities.
The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. Management believes that our Banks have an acceptable liquidity percentage to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
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
As of June 30, 2008, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.
In addition, the Banks exceeded minimum net worth requirement of 6.0% as required by the State of Wisconsin at December 31, 2007.

The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at June 30, 2008 and December 31, 2007, respectively:

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
As of June 30, 2008

Total capital (to risk-weighted assets)
Consolidated	$97,802	10.93%	$71,556	8.00%	N/A	N/A
First Business Bank	85,186	10.71	63,655	8.00	$79,568	10.00%
First Business Bank — Milwaukee	11,147	11.48	7,770	8.00	9,713	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$48,079	5.38%	$35,778	4.00%	N/A	N/A
First Business Bank	76,272	9.59	31,827	4.00	$47,741	6.00%
First Business Bank — Milwaukee	9,926	10.22	3,885	4.00	5,828	6.00

Tier 1 capital (to average assets)
Consolidated	$48,079	5.01%	$38,387	4.00%	N/A	N/A
First Business Bank	76,272	9.05	33,698	4.00	$42,122	5.00%
First Business Bank — Milwaukee	9,926	8.45	4,701	4.00	5,877	5.00

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
As of December 31, 2007

Total capital (to risk-weighted assets)
Consolidated	$87,018	10.22%	$68,119	8.00%	N/A	N/A
First Business Bank	79,072	10.45	60,528	8.00	$75,660	10.00%
First Business Bank — Milwaukee	9,847	10.26	7,679	8.00	9,599	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$46,164	5.42%	$34,060	4.00%	N/A	N/A
First Business Bank	71,097	9.40	30,264	4.00	$45,396	6.00%
First Business Bank — Milwaukee	8,639	9.00	3,840	4.00	5,759	6.00

Tier 1 capital (to average assets)
Consolidated	$46,164	5.12%	$36,065	4.00%	N/A	N/A
First Business Bank	71,097	9.04	31,459	4.00	$39,324	5.00%
First Business Bank — Milwaukee	8,639	7.39	4,678	4.00	5,848	5.00

Contractual Obligations and Off-balance Sheet Arrangements
There have been no significant changes to the Corporation’s contractual obligations and off-balance arrangements disclosed in our Form 10-K at December 31, 2007. Management continues to believe there is adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.
Item 3. — Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk, or market risk, arises from exposure of our financial position to changes in interest rates. It is our strategy to reduce the impact of interest rate risk on net interest margin by maintaining a favorable match between the maturities and repricing dates of interest-earning assets and interest-bearing liabilities. This strategy is monitored by the Banks’ respective Asset/Liability Management Committees, in accordance with policies approved by the Banks’ respective Board of Directors. These committees meet regularly to review the sensitivity of our assets and liabilities to changes in interest rates, liquidity needs and sources, and pricing and funding strategies.
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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to change in rates at June 30, 2008 has not changed materially since December 31, 2007.
Item 4T. — Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s chief executive officer and chief financial officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Corporation’s chief executive officer and chief financial officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2008.
There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
Adverse changes in economic conditions, particularly a continuing or worsening slowdown in Dane, Waukesha and Outagamie counties where our business is concentrated, could harm our business.
Our success depends on the economic conditions in the U.S. and general economic conditions in the specific local markets in which we operate, principally in the Dane County, Wisconsin area and to a lesser extent, Waukesha County, Wisconsin, and Outagamie County, Wisconsin. We invest in collateralized mortgage obligations as a part of their asset portfolios due to the liquidity, favorable returns and flexibility with these instruments. In recent months, structured investments, such as collateralized mortgage obligations, have been subject to significant market volatility due to the uncertainty of their credit ratings, deterioration in credit quality occurring within certain types of residential mortgages, changes in prepayments of the underlying collateral and the lack of transparency related to the credit quality of the underlying collateral. A decline in the U.S. economy or an extended disruption in the credit markets could have an adverse affect on the pricing, terms, liquidity and/or availability of these instruments.
The origination of loans secured by real estate and business assets of those businesses are our primary business and our principal source of profits. Most of our loans are to businesses located in or adjacent to Dane, Waukesha and Outagamie Counties in Wisconsin. Client demand for loans could be reduced by a weaker economy, an increase in unemployment, a decrease in real estate values, or an increase in interest rates in these areas. Any general adverse change in the economic conditions, including real estate values, prevailing in these areas could reduce our growth rate, impair our ability to collect loans or attract deposits, cause loans to become inadequately collateralized and generally have an adverse impact on our results of operations and financial condition. If this region experienced adverse economic, political or business conditions, we would likely experience higher rates of loss and delinquency on our loans than if our loans were geographically more diverse.
Our commercial real estate loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.
Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans generally is dependent on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by commercial real estate are often dependent upon the successful operation and management of the properties, repayment of these loans may be affected by factors outside the borrower’s control, including adverse conditions in the real estate market or the economy. If the cash flow from the property is reduced, the borrower’s ability to repay the loan could be impacted. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions within our geographic areas. Adverse developments affecting real estate values in one or more of our markets could impact the collateral coverage associated with our commercial real estate loan portfolio. The deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan and lease loss and in increase in charge-offs, all of which could have a material adverse impact on our net income.

Our loan and lease loss allowance may not be adequate to cover actual losses.
We are exposed to the risk that our loan and lease clients may not repay their loans and leases according to their terms and that the collateral securing the payment of these loans and leases may be insufficient to assure repayment. We may experience significant loan and lease losses which could have a material adverse impact on operating results. There is a risk that various assumptions and judgments about the collectibility of the loan and lease portfolios made by us could be formed from inaccurately assessed conditions leading to and related to such judgments and assumptions. Those assumptions and judgments are based, in part, on assessment of the following conditions:
•	Current economic conditions and their estimated effects on specific borrowers;

•	An evaluation of the existing relationships among loans and leases, probable loan and lease losses and the present level of the allowance for loan and lease losses;

•	Results of examinations of our loan and lease portfolios by regulatory agencies; and

•	Management’s internal review of the loan and lease portfolios.
We maintain an allowance for loan and lease losses to cover probable losses inherent in the loan and lease portfolios. Additional loan and lease losses will likely occur in the future and may occur at a rate greater than that experienced to date. An analysis of the loan and lease portfolios, historical loss experience and an evaluation of general economic conditions are all utilized in determining the size of the allowance. Additional adjustments may be necessary to allow for unexpected volatility or deterioration in the local or national economy. If significant additions are made to the allowance for loan and leases losses, this would materially decrease net income. Additionally, regulators periodically review our allowance for loan and lease losses or identify further loan or lease charge-offs to be recognized based on judgments different from ours. Any increase in the loan or lease allowance or loan or lease charge-offs as required by regulatory agencies could have a material adverse impact on net income.
Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available or may not be on terms acceptable to us when it is needed.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We may decide to raise additional capital to support continued growth, either internally or through acquisitions. In addition, the use of brokered deposits without regulatory approval is limited to banks that are “well capitalized” according to regulation. If our Banks are unable to maintain our capital levels at “well capitalized” minimums, we could lose a significant source of funding, which would force us to utilize additional wholesale funding or potentially sell loans at a time when loan sales pricing is unfavorable. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot be certain of our ability to raise additional capital in the future if needed or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth, deposit gathering and acquisitions could be materially impacted.
We rely, in part, on external financing to fund our operations and the lack of availability of such funds in the future could adversely affect our growth strategy.
Our ability to implement our business strategy will depend on our ability to obtain funding for loan originations, working capital and other general corporate purposes. If our core banking and commercial deposits are not sufficient to meet our funding needs, we may increase our utilization of brokered deposits, Federal Home Loan Bank advances and other wholesale funding sources necessary to continue our growth strategy. Because these funds generally are more sensitive to rates than our core deposits, they are more likely to move to the highest rate available. To the extent we are not successful in obtaining such funding, we will be unable to implement our strategy as planned, which would have a material adverse effect on our financial condition, results of operations and cash flows.

Competition from other financial institutions could adversely affect our growth or profitability.
We encounter strong competition in attracting commercial loan, equipment finance and deposit clients as well as trust and investment clients. We believe the principal factors that are used to attract core deposit accounts and that distinguish one financial institution from another include rates of return, types of accounts, service fees, convenience of office locations and hours and quality of service to the depositors. We believe the primary factors in competing for commercial loans are interest rates, loan fee charges, loan structure and timeliness and quality of service to the borrower.
Our competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms and investment banking firms. Our market areas include branches of several commercial banks that are substantially larger in terms of loans and deposits. Furthermore, tax exempt credit unions operate in most of our market areas and aggressively price their products and services to a large portion of the market. We also compete with regional and national financial institutions, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition and more resources and collective experience than us. Our profitability depends, in part, upon our continued ability to successfully maintain and increase market share.
We rely on our management, and the loss of one or more of those managers may harm our business.
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
Variations in interest rates may harm our financial results.
We are subject to interest rate risk. Changes in the interest rate environment, whether as a result of changes in monetary policies of the Federal Reserve Board or otherwise, may reduce our profits. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. They are also affected by the proportion of interest-earning assets that are funded by interest-bearing liabilities. Loan volume and yield are affected by market interest rates on loans, and increasing interest rates are generally associated with a lower volume of loan originations. There is no assurance that we can minimize our interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay their obligations if the reason for that increase in rates is not a result of a general expansion of the economy. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume and overall profitability.
We are subject to extensive regulation, and changes in banking laws and regulations could adversely affect our business.
Our businesses are subject to extensive state and federal government supervision, regulation, and control. Existing state and federal banking laws subject us to substantial limitations with respect to loans, purchases of securities, payment of dividends and many other aspects of our businesses. There can be no assurance that future legislation or government policy will not adversely affect the banking industry and our operations by further restricting activities or increasing the cost of compliance.
Our trust operations subject us to financial and reputational risks.
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
If we are unable to keep pace with technological advances in our industry, our ability to attract and retain clients could be adversely affected.
The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving clients, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part on our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as create additional efficiencies in our operations. A number of our competitors have substantially greater resources to invest in technological improvements, as well as significant economies of scale. There can be no assurance that we will be able to implement new technology-driven products and services to our clients. If we fail to do so, our ability to attract and retain clients may be adversely affected.
Our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, our business and a negative impact on the results of operations.
We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems, whether due to severe weather, natural disasters, acts of war or terrorism, criminal activity or other factors, could result in failures or disruptions in general ledger, deposit, loan, customer relationship management and other systems. While we have a business continuity plan and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of clients, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations.
We are exposed to risks of environmental liabilities with respect to secured properties or properties for which we take title.
We encounter certain environmental risks in our lending activities. Under federal and state law, we may become liable for costs of cleaning up hazardous materials found on properties on which we have taken title. Certain states may also impose liens with higher priorities than first mortgages on properties to recover funds used in such efforts. We attempt to control our exposure to environmental risks with respect to loans secured by larger properties by monitoring available information on hazardous waste disposal sites and occasionally requiring environmental inspections of such properties prior to closing a loan, as warranted. No assurance can be given, however, that the value of properties securing loans in our portfolio will not be adversely affected by the presence of hazardous materials, increasing the risks of borrower default, or that future changes in federal or state laws will not increase our exposure to liability for environmental cleanup, which, in either case, may adversely affect our profitability.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	Per Share	or Programs	Programs
April 1 – 30, 2008	199	$17.27	—	$177,150
May 1 – 31, 2008	50	19.40	—	177,150
June 1 – 30, 2008	—	—	—	177,150
For the three months ended June 30, 2008, 249 shares purchased were purchased through settlement of restricted share obligations.
Item 3. — Defaults Upon Senior Securities
Not applicable.
Item 4. — Submission of Matters to a Vote of Security Holders
The following matters were submitted to a vote during our annual meeting of shareholders held May 5, 2008:

	Number of Shares
	For	Against	Abstained	Withheld	Non-Votes
Election of Directors for a three-year term expiring in 2011:
Leland C. Bruce	2,137,433	—	—	7,257	—
Loren D. Mortenson	2,108,985	—	—	35,705	—
Jerome J. Smith	2,076,381	—	—	68,309	—
The terms of the following directors continued after the meeting: Mark D. Bugher, Corey A. Chambas, Jan A. Eddy, John M. Silseth, Dean W. Voeks and Gary E. Zimmerman.
Item 5. — Other Information.
None.
Item 6. — Exhibits.
(31.1) Certification of the Chief Executive Officer.
(31.2) Certification of the Chief Financial Officer.
(32) Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. paragraph 1350.

Signatures
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.

/s/ Corey A. Chambas Corey A. Chambas Chief Executive Officer

August 4, 2008