Form 10-Q
period 2008-09-30
First Business Financial Services, Inc.
filed 2008-10-27
CIK 1305399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2008
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
Yes ☐           No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on October 21, 2008 was 2,545,546 shares.

[This page intentionally left blank]

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX – FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements

First Business Financial Services, Inc.
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2008	2007
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$23,494	$17,421
Short-term investments	2,159	203

Cash and cash equivalents	25,653	17,624
Securities available-for-sale, at fair value	107,446	97,378
Loans and leases receivable, net of allowance for loan and lease losses of $10,816 and $9,854, respectively	828,357	771,633
Leasehold improvements and equipment, net	1,551	1,546
Foreclosed properties	3,490	660
Cash surrender value of bank-owned life insurance	15,306	14,757
Investment in Federal Home Loan Bank stock, at cost	2,367	2,367
Goodwill and other intangibles	2,768	2,787
Accrued interest receivable and other assets	11,449	9,686

Total assets	$998,387	$918,438

Liabilities and Stockholders’ Equity
Deposits	$831,289	$776,060
Federal Home Loan Bank and other borrowings	89,829	81,986
Junior subordinated notes	10,315	—
Accrued interest payable and other liabilities	15,215	11,840

Total liabilities	946,648	869,886

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $10 par value, 10,000 Series A shares and 10,000 Series B shares authorized, none issued or outstanding
Common stock, $0.01 par value, 8,000,000 shares authorized, 2,616,424 and 2,576,849 shares issued, 2,545,546 and 2,509,213 outstanding in 2008 and 2007, respectively	26	26
Additional paid-in capital	23,912	23,462
Retained earnings	29,316	26,836
Accumulated other comprehensive loss	(90)	(399)

Treasury stock (70,878 and 67,636 shares in 2008 and 2007, respectively), at cost	(1,425)	(1,373)

Total stockholders’ equity	51,739	48,552

Total liabilities and stockholders’ equity	$998,387	$918,438

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended,
	September 30,		September 30,
	2008	2007	2008	2007
		(In Thousands, Except Share Data)
Interest income:
Loans and leases	$13,518	$14,177	$41,100	$40,277
Securities income, taxable	1,205	1,032	3,444	3,162
Short-term investments	16	66	74	140

Total interest income	14,739	15,275	44,618	43,579

Interest expense:
Deposits	7,245	8,464	22,474	23,962
Notes payable and other borrowings	965	949	2,901	2,736
Junior subordinated notes	12	—	12	—

Total interest expense	8,222	9,413	25,387	26,698

Net interest income	6,517	5,862	19,231	16,881
Provision for loan and lease losses	17	596	1,314	1,873

Net interest income after provision for loan and lease losses	6,500	5,266	17,917	15,008

Non-interest income:
Trust and investment services income	489	524	1,510	1,415
Service charges on deposits	282	175	742	522
Increase in cash surrender value of bank-owned life insurance	192	175	549	515
Loan fees	176	128	471	466
Credit, merchant and debit card fees	54	51	163	154
Other	147	48	265	187

Total non-interest income	1,340	1,101	3,700	3,259

Non-interest expense:
Compensation	3,137	3,171	9,721	9,136
Occupancy	339	262	988	783
Equipment	153	130	457	367
Data processing	228	264	758	760
Marketing	251	260	727	788
Professional fees	380	291	1,333	1,054
Loss on foreclosed properties	626	—	631	—
Other	701	566	1,985	1,719

Total non-interest expense	5,815	4,944	16,600	14,607

Income before income tax expense	2,025	1,423	5,017	3,660
Income tax expense	853	538	2,007	1,318

Net income	$1,172	$885	$3,010	$2,342

Earnings per share:
Basic	$0.48	$0.36	$1.24	$0.95
Diluted	0.48	0.36	1.24	0.95
Dividends declared per share	0.07	0.065	0.21	0.195
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	loss	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2006	$25	$23,029	$24,237	$(1,005)	$(530)	$45,756
Comprehensive income:
Net income	—	—	2,342	—	—	2,342
Unrealized securities gains arising during the period	—	—	—	875	—	875
Unrealized derivative losses arising during the period	—	—	—	(4)	—	(4)
Reclassification adjustment for realized losses on derivatives	—	—	—	2	—	2
Income tax effect				(302)		(302)

Comprehensive income						2,913
Share-based compensation – restricted shares	1	270	—	—	—	271
Cash dividends ($0.195 per share)	—	—	(491)	—	—	(491)
Treasury stock purchased (1,021 shares)	—	—	—	—	(21)	(21)
Stock options exercised (3,128 shares)	—	37	—	—	—	37

Balance at September 30, 2007	$26	$23,336	$26,088	$(434)	$(551)	$48,465

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	loss	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2007	$26	$23,462	$26,836	$(399)	$(1,373)	$48,552
Comprehensive income:
Net income	—	—	3,010	—	—	3,010
Unrealized securities gains arising during the period	—	—	—	464	—	464
Unrealized derivative losses arising during the period	—	—	—	(4)	—	(4)
Reclassification adjustment for realized losses on derivatives	—	—	—	9	—	9
Income tax effect	—	—	—	(160)	—	(160)

Comprehensive income						3,319
Share-based compensation – restricted shares	—	450	—	—	—	450
Cash dividends ($0.21 per share)	—	—	(530)	—	—	(530)
Treasury stock purchased (3,242 shares)	—	—	—	—	(52)	(52)

Balance at September 30, 2008	$26	$23,912	$29,316	$(90)	$(1,425)	$51,739

See accompanying Notes to Unaudited Consolidated Financial Statements

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
	(In Thousands)
Operating activities
Net income	$3,010	$2,342
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(612)	(782)
Provision for loan and lease losses	1,314	1,873
Depreciation, amortization and accretion, net	391	354
Share-based compensation	450	271
Increase in cash surrender value of bank-owned life insurance	(549)	(515)
Origination of loans for sale	(586)	(1,340)
Sale of loans originated for sale	588	1,346
Gain on sale of loans originated for sale	(2)	(6)
Loss on foreclosed properties	631	—
Increase in accrued interest receivable and other assets	(1,247)	(938)
Increase in accrued interest payable and other liabilities	3,362	3,071

Net cash provided by operating activities	6,750	5,676

Investing activities
Proceeds from maturities of available-for-sale securities	22,340	16,488
Purchases of available-for-sale securities	(31,947)	(8,811)
Proceeds from sale of foreclosed property	655	—
Purchases of FHLB stock	—	(343)
Net increase in loans and leases	(62,155)	(110,569)
Purchases of leasehold improvements and equipment, net	(434)	(319)
Purchase of bank-owned life insurance	—	(590)

Net cash used in investing activities	(71,541)	(104,144)

Financing activities
Net increase in deposits	55,229	109,648
Net decrease in FHLB line of credit	—	(17,048)
Repayment of FHLB advances	(41,007)	(7)
Proceeds from FHLB advances	50,000	15,000
Net increase (decrease) in short-term borrowed funds	(9,150)	(24,276)
Proceeds from subordinated notes payable	39,000	10,000
Repayment of subordinated notes payable	(31,000)	—
Proceeds from junior subordinated notes	10,315	—
Exercise of stock options	—	37
Cash dividends paid	(515)	(475)
Purchase of treasury stock	(52)	(21)

Net cash provided by financing activities	72,820	92,858

Net increase (decrease) in cash and cash equivalents	8,029	(5,610)
Cash and cash equivalents at the beginning of the period	17,624	19,461

Cash and cash equivalents at the end of the period	$25,653	$13,851

Supplementary cash flow information
Interest paid on deposits and borrowings	$23,260	$24,726
Income taxes paid	896	1,885
Transfer to foreclosed properties	4,117	660
See accompanying Notes to Unaudited Consolidated Financial Statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Principles of Consolidation
The unaudited consolidated financial statements include the accounts and results of First Business Financial Services, Inc. (FBFS or the Corporation), and its wholly-owned subsidiaries, First Business Bank, and First Business Bank – Milwaukee. All significant intercompany balances and transactions have been eliminated in consolidation.
Note 2 – Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2007 with the exception of the partial adoption of Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS 157). Refer to Note 3 — Recent Accounting Pronouncements for the impact of the adoption of this standard. There have been no significant changes in the methods or assumptions used in accounting policies requiring material estimates and assumptions.
In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included in the consolidated financial statements. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2008. Certain amounts in prior periods have been reclassified to conform to the current presentation.
Note 3 – Recent Accounting Pronouncements
Fair Value Disclosures. Effective January 1, 2008, the Corporation partially adopted SFAS 157, which provides a framework for measuring fair value. Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The partial adoption of this standard only resulted in additional disclosure requirements and had no financial statement impact. Financial Accounting Standards Board (FASB) Staff Position No. FAS 157-2 permitted delayed application of this statement for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Corporation has not applied the provisions of SFAS 157 for goodwill and long-lived assets measured at fair value for impairment assessment under Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, including foreclosed properties.
Refer to Note 11 – Fair Value Disclosure (SFAS 157 Disclosure) of the unaudited consolidated financial statements for further information regarding the fair value of the Corporation’s financial instruments.
Fair Value Option for Financial Assets and Financial Liabilities. Effective January 1, 2008, the Corporation adopted SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of SFAS No. 115 (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.
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
Instruments Granted in Share-Based Payment Transactions as Participating Securities. In June 2008, the FASB issued Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This staff position addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the allocation in computing earnings per share under the two-class method described in SFAS 128, Earnings Per Share. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Corporation is required to apply the two-class method of computing basic and diluted earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Corporation is currently evaluating the impact of adoption of this guidance.
Note 4 – Share-Based Compensation
The Corporation adopted an equity incentive plan in 1993 as amended in 1995, an equity incentive plan in 2001 and the 2006 Equity Incentive Plan (the Plans). The Plans are administered by the Compensation Committee of the Board of Directors of FBFS and provide for the grant of equity ownership opportunities through incentive stock options, nonqualified stock options (stock options) and restricted shares. 116,694 shares are available for future grants under the Plans as of September 30, 2008. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plans. The Corporation may issue new shares and shares from treasury for shares delivered under the Plans.
Stock Options
The Corporation may grant stock options to senior executives and other employees under the Plans. Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is granted. Options granted under the Plans are subject to graded vesting, generally ranging from four to eight years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. The Corporation has not granted any stock options since the Corporation met the definition of a public entity nor has it modified, repurchased or cancelled any stock options during that period. Therefore, no stock-based compensation was recognized in the consolidated statement of income for the three and nine months ended September 30, 2008 and 2007, except with respect to restricted share awards. The Corporation expects that a majority of the outstanding stock options will fully vest. Stock option activity for the nine months ended September 30, 2008 was as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Options	Average Price	Life (Years)
Outstanding at December 31, 2007	159,540	$22.10	5.65
Granted	—
Exercised	—
Forfeited	(2,250)	24.56

Outstanding at September 30, 2008	157,290	22.07	4.92

Options exercisable at September 30, 2008	142,415		4.80

Restricted Shares
Under the 2001 and 2006 Equity Incentive Plans, the Corporation may grant restricted shares to plan participants, subject to forfeiture upon the occurrence of certain events until dates specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under this plan are subject to graded vesting. Compensation expense is recognized over the requisite service period of four years for the entire award on a straight-line basis. Upon vesting of restricted share awards, the benefits of tax deductions in excess of recognized compensation expense is recognized as a financing cash flow activity. For the nine months ended September 30, 2008 and 2007, restricted share awards vested on a date at which the market price was lower than the market value on the date of grant; therefore, there is no excess tax benefit reflected in the consolidated statements of cash flows for the periods. Restricted share activity for the nine months ended September 30, 2008 was as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
Nonvested balance as of December 31, 2007	91,379	$21.16
Granted	40,950	16.00
Vested	(23,505)	21.40
Forfeited	(1,375)	20.59

Nonvested balance as of September 30, 2008	107,449	19.14

As of September 30, 2008, there was approximately $1.8 million of deferred compensation expense included in additional paid-in capital in the consolidated balance sheet related to unvested restricted shares which the Corporation expects to recognize over four years. As of September 30, 2008, there were no restricted shares vested and not delivered. For the nine months ended September 30, 2008 and 2007, share-based compensation expense included in the consolidated statements of income totaled approximately $450,000 and $271,000, respectively.
Note 5 – Earnings Per Share.
Basic earnings per share for the three and nine months ended September 30, 2008 and 2007 were determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share were determined by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities were determined using the treasury stock method. For the three month periods ended

September 30, 2008 and 2007, average anti-dilutive employee share-based awards totaled 237,158 and 183,941, respectively. For the nine month periods ended September 30, 2008 and 2007, average anti-dilutive employee share-based awards totaled 221,608 and 152,361, respectively.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Income available to common stockholders	$1,172,472	$885,021	$3,009,891	$2,342,185

Basic average shares	2,435,188	2,457,885	2,428,271	2,455,005
Dilutive effect of share-based awards	1,050	2,970	1,402	6,004

Dilutive average shares	2,436,238	2,460,855	2,429,673	2,461,009

Earnings per share:
Basic	$0.48	$0.36	$1.24	$0.95
Diluted	$0.48	$0.36	$1.24	$0.95
Note 6 – Shareholder Rights Plan.
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
Note 7 – Securities.
The amortized cost and estimated fair values of securities available-for-sale were as follows:

	As of September 30, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	holding gains	holding losses	fair value
	(In Thousands)
Securities available-for-sale
Collateralized mortgage obligations – government agencies	$78,137	$445	$(456)	$78,126
Collateralized mortgage obligations - government-sponsored enterprises	29,438	25	(143)	29,320

	$107,575	$470	$(599)	$107,446

Collateralized mortgage obligations – government agencies represent securities issued by the Government National Mortgage Association. Collateralized mortgage obligations – government-sponsored enterprises include securities issued by the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Federal National Mortgage Association, or Fannie Mae.

	As of December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	holding gains	holding losses	fair value
	(In Thousands)
U.S. Government corporations and agencies	$1,500	$—	$(3)	$1,497
Municipals	85	—	—	85
Collateralized mortgage obligations – government agencies	52,755	282	(379)	52,658
Collateralized mortgage obligations - government-sponsored enterprises	43,631	2	(495)	43,138

	$97,971	$284	$(877)	$97,378

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at September 30, 2008 and December 31, 2007. At September 30, 2008 and December 31, 2007, the Corporation had 69 and 87 securities that were in an unrealized loss position, respectively. Such securities have declined in value due to current interest rate environments and have not experienced credit rating downgrades and do not presently represent realized losses. The Corporation has the ability to keep and anticipates that these securities, which have been in a continuous loss position but are not other-than-temporarily impaired, will be kept in the portfolio until the unrealized loss is recovered. If held until maturity, it is anticipated no loss will be realized with respect to such investments. If the Corporation determines that any of the securities are deemed other-than-temporarily impaired, the impairment loss will be recognized in the income statement.
A summary of unrealized loss information for available-for-sale securities, categorized by security type follows:

	As of September 30, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)
Collateralized mortgage obligations – government agencies	$32,992	$456	$—	$—	$32,992	$456
Collateralized mortgage obligations - government-sponsored enterprises	20,060	137	655	6	20,715	143

	$53,052	$593	$655	$6	$53,707	$599

	As of December 31, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)
U.S. Government corporations and agencies	$—	$—	$1,497	$3	$1,497	$3
Collateralized mortgage obligations – government agencies	13,054	374	579	5	13,633	379
Collateralized mortgage obligations – government-sponsored enterprises	6,463	66	35,317	429	41,780	495

	$19,517	$440	$37,393	$437	$56,910	$877

The Corporation has not sold any available-for-sale securities during the three months or nine months ended September 30, 2008 and 2007 and has therefore not realized any gains or losses on such transactions.
At September 30, 2008 and December 31, 2007, securities with a fair value of approximately $49.0 million and $62.5 million, respectively, were pledged to secure public deposits and Federal Home Loan Bank (FHLB) advances.
Note 8– Loans, Leases and Allowance for Loan and Lease Losses
Loans and leases receivable consisted of the following:

	September 30,	December 31,
	2008	2007
	(In Thousands)
First mortgage loans:
Commercial real estate	$381,220	$336,153
Construction	78,342	90,545
Multi-family	42,742	41,821
1-4 family	49,050	48,437

	551,354	516,956
Commercial and industrial loans	238,868	213,786
Direct financing leases, net	27,806	29,383
Home equity loans	7,626	9,784
Credit card and other	13,969	11,725

	839,623	781,634
Less:
Allowance for loan and lease losses	10,816	9,854
Deferred loan fees	450	147

Loans and lease receivables, net	$828,357	$771,633

An analysis of the allowance for loan and lease losses is presented below:

	Nine
	Months Ended	Year Ended
	September 30,	December 31,
	2008	2007
	(In Thousands)
Allowance at beginning of period	$9,854	$8,296
Charge-offs:
Commercial real estate and other mortgage	(417)	(571)
Commercial	(24)	(778)
Lease	—	(25)
Consumer	—	—

Total charge-offs	(441)	(1,374)

Recoveries:
Commercial real estate and other mortgage	87	5
Commercial	2	23
Lease	—	—
Consumer	—	—

Total recoveries	89	28
Net charge-offs	(352)	(1,346)
Provision for loan and lease losses	1,314	2,904

Allowance at end of period	$10,816	$9,854

Allowance to gross loans and leases	1.29%	1.26%
Note 9 – Deposits
Deposits consisted of the following:

	September 30, 2008		December 31, 2007
		Weighted		Weighted
	Balance	average rate	Balance	average rate
	(In Thousands)
Transaction accounts:
Demand deposits	$57,995	0.00%	$47,124	0.00%
Negotiable order of withdrawal (NOW) accounts	58,993	1.81	65,035	4.22

	116,988		112,159
Money market accounts	142,479	1.95	162,585	4.49
Certificates of deposit	571,822	4.64	501,316	5.00

	$831,289		$776,060

Note 10 – Borrowings
Borrowings consisted of the following:

	September 30, 2008			December 31, 2007
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Balance	balance	rate	Balance	balance	rate
			(In Thousands)
Fed funds purchased and securities sold under agreements to repurchase	$7,300	$13,406	2.75%	$14,250	$10,394	5.35%
FHLB advances	43,519	31,874	4.71	34,526	25,776	4.87
Line of credit	10	1,949	4.86	2,210	2,556	7.20
Subordinated notes payable	39,000	33,905	5.60	31,000	23,630	7.73
Junior subordinated notes	10,315	188	10.64	—	—	—
Other	—	—	—	—	25	7.00

	$100,144	$81,322	4.78	$81,986	$62,381	6.13

Short-term borrowings	$32,318			$32,470
Long-term borrowings	67,826			49,516

	$100,144			$81,986

At September 30, 2008 and December 31, 2007, there were no securities sold under agreements to repurchase. During March 2008, the Corporation increased its line of credit to $10.5 million. The line of credit carries an interest rate of one month LIBOR plus 1.70% on the first $7.5 million and one month LIBOR plus 1.75% on the remaining $3.0 million. During June 2008, the Corporation obtained $8.0 million of subordinated notes payable with a maturity of June 2015 which bears an interest rate of one month LIBOR plus 3.75%. In July 2008, we repaid $31.0 million of subordinated notes payable and obtained additional $31.0 million of subordinated notes payable with maturities of September 30, 2014 and interest rates of one month LIBOR plus 2.60% to 3.10%.
In September 2008, FBFS Statutory Trust II (the Trust), a Delaware business trust wholly owned by the Corporation, completed the sale of $10.0 million of 10.5% fixed rate trust preferred securities (Preferred Securities). The Trust also issued common securities of $315,000. The Trust used the proceeds from the offering to purchase $10.3 million of 10.5% Junior Subordinated Notes (the Notes) of the Corporation. The Preferred Securities are mandatorily redeemable upon the maturity of the Notes on September 26, 2038. The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. The Corporation used the proceeds from the sale of the Notes for general corporate purposes including providing additional capital to its subsidiaries.
The Corporation has the right to redeem the Notes at any time on or after September 26, 2013. The Corporation also has the right to redeem the Notes, in whole but not in part, after the occurrence of a special event. Special events are limited to 1) a change in capital treatment resulting in the inability of the Corporation to include the Notes in Tier 1 Capital, 2) a change in laws or regulations that could require the Trust to register as an investment company under The Investment Company Act of 1940, as amended and 3) a change in laws or regulations that would a) require the Trust to pay income tax with respect to interest received on the Notes or b) prohibit the Corporation from deducting the interest payable by the Corporation on the Notes or c) result in greater than a de minimis amount of taxes for the Trust.
In accordance with the provisions of FIN 46R, the Trust, a wholly owned subsidiary of the Corporation, was not consolidated into the financial statements of the Corporation. Therefore, the Corporation presents in its consolidated financial statements junior subordinated notes as a liability and its investment in the Trust as a component of other assets.
Note 11 – Fair Value Disclosures (SFAS 157 Disclosure)
Effective January 1, 2008, the Corporation determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. The Corporation carries its available-for-sale securities, and its interest rate swap that is designated as a cash flow hedge, and non-hedging interest rate swaps at fair value.
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
Assets and liabilities measured at fair value on a recurring basis at September 30, 2008, segregated by fair value hierarchy level, are summarized below:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)
Assets:
Securities available for sale	$—	$107,446	$—	$107,446
Interest rate swaps – non-hedge		114		114

Liabilities:
Interest rate swaps – non-hedge	$—	$114	$—	$114
Interest rate swaps – hedge		4		4

Assets and liabilities measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the period ended September 30, 2008 are summarized below:

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable	Total
	September 30,	Assets	Inputs	Inputs	Gains
	2008	(Level 1)	(Level 2)	(Level 3)	(Losses)
(In Thousands)
Impaired loans	$4,381	$—	$945	$3,436	$—
Impaired loans that are collateral dependent were written down to their fair value of $4.4 million through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value. Valuation techniques consistent with the market approach, income approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within Level 3 of the hierarchy.
Note 12 – Derivative Financial Instruments
The Corporation enters into certain derivative financial instruments as part of its strategy to manage its exposure to interest rate risk. At September 30, 2008 and December 31, 2007, the fair value of the interest swap owned by the Corporation that is designated as a cash flow hedge represented a liability of $4,000 and $5,000, respectively.
Beginning in the third quarter of 2008, the Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not designated as SFAS 133 hedge relationships and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period. At September 30, 2008, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $5.5 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. The aggregate amortizing notional value of interest rate swaps with dealer counterparties also was approximately $5.5 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in 2018. The swaps were reported on the Corporation’s balance sheet as a derivative asset of $114,000, included in accrued interest receivable and other assets and a derivative liability of $114,000, included in accrued interest and other liabilities.

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
Results of Operations
General. Net income for the three months ended September 30, 2008 was $1.2 million, up 32.4% from $885,000 for the same time period in 2007. The principal factors contributing to this increase included an increase in net interest income of $655,000, primarily caused by volume increases associated with organic growth of our Banks and a $579,000 decrease in provision for loan and lease losses. Offsetting factors include the recognition of a $626,000 loss on one of our foreclosed properties and increases in FDIC insurance expense. Both basic and diluted earnings per share for the three months ended September 30, 2008 increased to $0.48 from $0.36 for the same period in 2007. The increase in basic and diluted earnings per share is mainly attributable to the increase in net income. The annualized returns on average assets and average equity were 0.48% and 9.14%, respectively, for the three month period ended September 30, 2008, compared to 0.41% and 7.45%, respectively, for the same time period of 2007.

Net income for the nine months ended September 30, 2008 was $3.0 million, up 28.5% from $2.3 million for the same time period in 2007. The increase in net income for the nine month period is a result of increased net interest income due to the organic growth of the organization and a reduction of the provision for loan and lease losses related to changes of inherent and credit risks within the loan and lease portfolio. Offsetting factors to the overall increase in net income include increased non-interest expense of $2.0 million primarily due to increases in compensation expense of $585,000, professional fees of $279,000, occupancy costs of $205,000, and losses on foreclosed properties of $631,000. Basic and diluted earnings per share increased to $1.24 per share for the nine months ended September 30, 2008 from $0.95 per share for the same time period in 2007. The annualized returns on average assets and average equity were 0.42% and 7.90%, respectively, for the nine month period ending September 30, 2008, compared to 0.38% and 6.65%, respectively, for the same time period of 2007.
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. We use this measurement to monitor our revenue growth and as one third of the performance measurements used for our non-equity incentive plans. The growth in top line revenue of 13.9% for the nine months ended September 30, 2008 exceeds our targeted growth of 10.0% over the prior year. The components of top line revenue were as follows:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
	(In Thousands)
Net interest income	$6,517	$5,862	11.2%	$19,231	$16,881	13.9%
Non-interest income	1,340	1,101	21.7	3,700	3,259	13.5

Total top line revenue	$7,857	$6,963	12.8	$22,931	$20,140	13.9

Adjusted Net Income
Adjusted net income is comprised of our net income as presented under generally accepted accounting principles (GAAP) adjusted for the after tax effects of the provision for loan and lease losses and actual net charge-offs incurred during the year. We have experienced significant organic growth in our loan and lease portfolio. As a result of this organic growth and the need for an additional provision for loan and lease losses required to support the increased inherent risk associated with a growing portfolio, we adjust our GAAP net income for the after tax effects of the provision for loan and lease losses and related net charge-off activities to allow our management to better analyze the growth of our earnings, including a comparison to our benchmark peers. Institutions with different loan and lease growth rates may not have comparable provisions for loan and lease loss amounts and net charge-off activity. We also use this measurement as one of three performance measurements used for our non-equity incentive plans that covers substantially all our employees. Our targeted growth in adjusted net income is 10% over the prior year. Growth in our adjusted net income for the nine months ended September 30, 2008 was 2.8%. In our judgment, presenting net income excluding the after tax effects of the provision for loan and lease losses and actual net charge-offs allows investors to trend, analyze and benchmark our results of operations in a more meaningful manner. Adjusted net income is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP.

A reconciliation of net income to adjusted net income is as follows:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
			(In Thousands)
Net income, presented under
US GAAP	$1,172	$885	32.4%	$3,010	$2,342	28.5%
Add back:
Provision for loan and lease losses, after tax	10	362	(97.2)	799	1,138	(29.8)
Less:
Net charge-offs (recoveries), after tax	(46)	(1)	*	214	(16)	*

Adjusted net income	$1,228	$1,248	(1.6)	$3,595	$3,496	2.8

*	Not meaningful
Return on Equity
We view return on equity to be an important measurement to monitor profitability and we are focused on improving our return on equity throughout 2008. To align our employees’ focus on profitability with a meaningful measure used by our shareholders, beginning in 2008, return on equity is now one third of the performance measurements used for our non-equity incentive plans that covers substantially all our employees. Our target return on equity for the twelve months ending December 31, 2008 is 10.5%. Return on equity for the three months ended September 30, 2008 was 9.14%, compared to 7.45% for the three months ended September 30, 2007. Return on equity for the nine months ended September 30, 2008 was 7.90%, compared to 6.65% for the nine months ended September 30, 2007. The increase in return on equity from the comparable periods of the prior year is attributable to the increase in net income.

Net Interest Income. Net interest income depends on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management procedures used by management in responding to such changes. The table below presents the change in net interest income resulting from change in the volume of interest-earning assets or interest-bearing liabilities and change in interest rates for the three and nine months ended September 30, 2008, compared to the same periods of 2007.

	For the three months ended September 30				For the nine months ended September 30
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
	(In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans	$(1,497)	$969	$(157)	$(685)	$(3,301)	$4,105	$(524)	$280
Commercial loans	(853)	634	(121)	(340)	(2,251)	2,140	(366)	(477)
Leases	17	64	3	84	(6)	241	(1)	234
Consumer loans	(6)	330	(42)	282	(24)	961	(151)	786

Total loans and leases receivable	(2,339)	1,997	(317)	(659)	(5,582)	7,447	(1,042)	823
Mortgage-related securities	17	169	3	189	64	249	5	318
Investment securities	—	(16)	—	(16)	2	(36)	(2)	(36)
Other investments	(16)	—	—	(16)	(46)	4	(4)	(46)
Fed funds sold and other	—	(28)	—	(28)	(17)	20	(10)	(7)
Short-term investments	(13)	19	(12)	(6)	(31)	40	(21)	(12)

Total net change in income on interest-earning assets	$(2,351)	$2,141	$(326)	$(536)	$(5,610)	$7,724	$(1,075)	$1,039

Interest-Bearing Liabilities
NOW accounts	$(486)	$(57)	$39	$(504)	$(1,333)	$(71)	$42	$(1,362)
Money market	(1,299)	(327)	217	(1,409)	(3,518)	(856)	499	(3,875)
Certificates – regular	(485)	1,384	(131)	768	(574)	4,131	(169)	3,388
Certificates – large	(244)	272	(102)	(74)	(416)	1,035	(258)	361

Total deposits	(2,514)	1,272	23	(1,219)	(5,841)	4,239	114	(1,488)
FHLB advances	(19)	58	(4)	35	(28)	331	(11)	292
Other borrowings	(225)	334	(116)	(7)	(591)	690	(214)	(115)

Total net change in expense on interest-bearing liabilities	$(2,758)	$1,664	$(97)	$(1,191)	$(6,460)	$5,260	$(111)	$(1,311)

Net change in net interest income	$407	$477	$(229)	$655	$850	$2,464	$(964)	$2,350

Net interest income was $6.5 million for the three months ended September 30, 2008, an increase of 11.2% from the same period in 2007. The increase in net interest income was caused by a combination of increased volume in our loan and lease portfolio and favorable rate declines in our interest-bearing liability portfolio. The yield on earning assets was 6.28% for the three months ended September 30, 2008, compared to 7.44% for the comparable period in 2007. The yield on interest-bearing liabilities was 3.77% and 5.01% for the three months ended September 30, 2008 and 2007, respectively.
Interest income decreased $536,000, or 3.5%, to $14.7 million for the three months ended September 30, 2008 compared to the same time period of the prior year. Our ability to generate new volume of business at an equivalent pace and price assisted in offsetting the effects of a volatile and declining interest rate environment. Average loans and leases receivable increased 14.5%, while the average yield on the loans and leases portfolio declined 131 basis points.
The average balance of ourcommercial real estate and other mortgage loan portfolio was $545.0 million with a weighted average yield of 6.31%, for the three months ended September 30, 2008, compared to an average balance of $494.0 million with a weighted average yield of 7.51% for the same three months of the prior year. Yields on our commercial real estate and other mortgage loan portfolio decreased by 120 basis points. The majority of loans in this portfolio are fixed rate in nature and are minimally impacted during a volatile interest rate market; however, as the banking industry continues to endure a difficult environment, competition for the highest asset quality loans is putting pressure on the overall pricing of loans and leases and our ability to grow the loan portfolio at rates we experienced in recent years. The remaining loans have floating rates that are indexed to Prime or LIBOR. The decline in the yield is attributable to the significant decline in the average LIBOR and Prime rates over the comparative period.
The average balance of our commercial and industrial loan portfolio was $232.2 million with a weighted average yield of 7.15% for the three months ended September 30, 2008, compared to an average balance of $203.1 million with a weighted average yield of 8.84% for the same period of the prior year. The yields on our commercial and industrial loan portfolio decreased 169 basis points from the same period one year ago. As approximately 60% of this portfolio is variable rate; this basis point decline is attributable to the basis point decline in the average Prime and LIBOR rates for the comparative period, offset by increased asset-based loan fees included as part of yield.
Interest expense decreased $1.2 million, or 12.6%, to $8.2 million for the three months ended September 30, 2008, compared to the same time period of 2007. Yields on our interest-bearing liabilities decreased 124 basis points. The decrease in interest expense was caused by the significant declines in the rates paid on local deposits due to the falling interest rate environment, specifically the federal funds interest rate which we use as a guideline to price our money market and NOW accounts, offset by the increased interest expense associated with volume increases in our certificates of deposits. Rates on brokered certificates of deposits did not fall as sharply compared to related indices given the continued demand for liquidity within the financial institutions industry. Shortfalls in attracting local deposits were supplemented with brokered deposits. Average deposit balances, including brokered deposits, were approximately $787.3 million at September 30, 2008 with a weighted average cost of 3.68%, compared to an average balance of $690.9 million with a weighted average cost of funds of 4.90% for the same period of 2007.
Average borrowings were $84.0 million with a weighted average yield of 4.65% for the three months ended September 30, 2008 compared to $60.6 million with a weighted average yield of 6.26% for the three months ended September 30, 2007. The decline in this yield is primarily related to the overall lower LIBOR interest rates during the 2008 periods compared to the 2007 period as the majority of the average balance is related to our subordinated notes payable which are indexed to one month LIBOR. On September 26, 2008, we issued $10.3 million of junior subordinated notes with a fixed rate of 10.5%. Given the timing of the issuance of this debt, there was minimal impact to the overall yield on borrowings for the three months ended September 30, 2008.
Net interest margin was 2.78% for the three months ended September 30, 2008 compared to 2.86% for the comparable time period of 2007. The decline in the net interest margin is primarily caused by the market rates associated with brokered certificates of deposits. As discussed above, the market rates associated with these deposits did not fall as quickly or sharply as other related indices which has put pressure on our margin. Brokered certificates of deposits were our primary funding source for our asset growth. We continue to manage the composition and duration of interest bearing liabilities to limit the exposure to changing interest rates.
For the nine months ended September 30, 2008, net interest income was $19.2 million, up 13.9% from the same period in 2007. Net interest margin was 2.77% for nine months ended September 30, 2008 compared to 2.86% for the nine months ended September 30, 2007. The yield on earning assets was 6.43% and 7.38% for the nine months ended September 30, 2008 and 2007, respectively. The yield on interest-bearing liabilities was 3.96 % and 4.94% for the nine months ended September 30, 2008 and 2007, respectively.
Interest income increased $1.0 million, or 2.3%, to $44.6 million for the nine months ended September 30, 2008, compared to the same period of the prior year. The increase in interest income is primarily due to the continued growth of the loan and lease portfolio offset by the declining interest rate environment. Average loans and leases receivable increased 18.9% while the average yield on the loans and leases portfolio declined 111 basis points. The average balance of the commercial real estate and other mortgage loan portfolio was $541.8 million with a weighted average yield of 6.43% for the nine months ended September 30, 2008, compared to an average balance of $467.5 million with a weighted average yield of 7.37% for the same nine months of the prior year. Yields on our commercial real estate and other mortgage loan portfolio decreased by 94 basis points. The majority of loans in this portfolio are fixed rate in nature and are minimally impacted during a volatile interest rate market. The remaining loans have floating rates that are indexed to Prime or LIBOR. The decline in the yield is attributable to the significant decline in the average LIBOR and Prime rates over the comparative periods coupled with increased foregone interest associated with impaired loans. For the nine months ended September 30, 2008 and 2007, foregone interest was $393,000 and $250,000, respectively.
The average balance of the commercial and industrial loan portfolio was $226.1 million with a weighted average yield of 7.48% for the nine months ended September 30, 2008, compared to an average balance of $194.4 million with a weighted average yield of 9.03% for the same period of the prior year. The yields on our commercial and industrial loan portfolio decreased 155 basis points from the same period in 2007. As this portfolio of loans primarily has floating rates, this basis point decline is attributable to the basis point decline in the average Prime and LIBOR rates for the comparative periods.
Interest expense decreased $1.3 million to $25.4 million for the nine months ended September 30, 2008 compared to $26.7 million for the nine months ended September 30, 2007. The average yield on interest-bearing liabilities decreased 98 basis points. We experienced a significant decline of approximately 284 basis points in the average Federal Funds rate, which is utilized as a guideline to price our interest-bearing transaction deposit accounts thus causing the sharp decline in the overall rates paid on our money market and NOW accounts. The decrease in interest expense related to the falling rate environment was partially offset by the increase in interest expense associated with volume increases in our certificates of deposits. Shortfalls in attracting local deposits to fund our asset growth were offset by the purchase of brokered certificates of deposits. With the continued demand for liquidity amongst financial institutions, rates on brokered certificates of deposit did not fall as quickly or as sharply as related indices causing brokered certificates of deposit to be a higher than expected source of funds. We have also experienced a change in the overall mix of our deposit base, with total certificates of deposits representing 65.4% of total average interest-bearing liabilities for the nine months ended September 30, 2008 compared to 58.3% of total average interest-bearing liabilities for the nine months of the prior year.
Year-to-date average deposit balances, including brokered deposits, were approximately $772.7 million at September 30, 2008 with a weighted average cost of funds of 3.88%, compared to an average balance of $661.1 million with a weighted average cost of funds of 4.83% for the same time period of 2007. During the first quarter of 2008, we exercised our call provision on $30 million of brokered certificates of deposit. These certificates had two years remaining before their scheduled maturity. At various points throughout the first quarter of 2008, we obtained newly issued brokered certificates of deposits with various maturities. The average cost of the newly issued certificates of deposits was 59 basis points lower than the average cost of the called certificates of deposits. As a result of calling these deposits, we expensed the remaining prepaid broker fee associated with these certificates and recorded approximately $150,000 of additional interest expense during the first quarter of 2008. We expect to recoup the costs of the accelerated amortization with reduced interest expense by the end of 2008, and recognize the full benefit of the 59 basis point reduction on $30 million of brokered certificates throughout 2009.
Our net interest margin declined by nine basis points to 2.77% for the nine months ended September 30, 2008 compared to 2.86% for the same time period in 2007. The decline in the net interest margin is caused by increased deposit base in more expensive deposit products, including brokered certificates of deposit, and increased non-accrual loans since September 2007 which continue to be included in the average balances for purposes of the yield calculations with no corresponding interest income recognized in our financial statements.

Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread. The table below shows our average balances, interest, average rates, net interest margin and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. The average balances are derived from average daily balances.

	For the Three Months Ended September 30,
	2008			2007
	Average		Average	Average		Average
	balance	Interest	yield/cost	balance	Interest	yield/cost
	(In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$545,096	$8,594	6.31%	$493,953	$9,279	7.51%
Commercial and industrial loans(1)	232,153	4,150	7.15	203,071	4,490	8.84
Leases	28,200	445	6.31	23,935	361	6.03
Consumer loans	23,626	329	5.57	2,949	47	6.38

Total loans and leases receivable(1)	829,075	13,518	6.52	723,908	14,177	7.83
Mortgage-related securities(2)	103,869	1,205	4.64	89,048	1,016	4.56
Investment securities(2)	—	—	—	1,701	16	3.76
Federal Home Loan Bank stock	2,367	—	—	2,328	16	2.75
Fed funds sold and other	—	—	—	2,104	28	5.32
Short-term investments	3,306	16	1.94	1,760	22	5.00

Total interest-earning assets	938,617	14,739	6.28	820,849	15,275	7.44

Non-interest-earning assets	38,261			32,947

Total assets	$976,878			$853,796

Interest-Bearing Liabilities
NOW accounts	$60,585	213	1.41	$65,806	717	4.36%
Money market	141,808	551	1.55	170,170	1,960	4.61
Certificates – regular	513,654	5,907	4.60	404,661	5,139	5.08
Certificates – large	71,268	574	3.22	50,217	648	5.16

Total deposits	787,315	7,245	3.68	690,854	8,464	4.90
FHLB advances	29,203	335	4.59	24,471	300	4.90
Other borrowings	54,804	642	4.69	36,171	649	7.18

Total interest-bearing liabilities	871,322	8,222	3.77	751,496	9,413	5.01

Non-interest-bearing liabilities	54,206			54,757

Total liabilities	925,528			806,253
Stockholders’ equity	51,350			47,543

Total liabilities and stockholders’ equity	$976,878			$853,796

Net interest income/interest rate spread		$6,517	2.51%		$5,862	2.43%

Net interest-earning assets	$67,295			$69,353

Net interest margin			2.78%			2.86%
Average interest-earning assets to average interest-bearing liabilities	107.72%			109.23%
Return on average assets	0.48			0.41
Return on average equity	9.14			7.45
Average equity to average assets	5.26			5.57
Non-interest expense to average assets	2.38			2.32

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

	For the Nine Months Ended September 30,
	2008			2007
	Average		Average	Average		Average
	balance	Interest	yield/cost	balance	Interest	yield/cost
	(In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$541,809	$26,125	6.43%	$467,544	$25,845	7.37%
Commercial loans(1)	226,051	12,687	7.48	194,431	13,164	9.03
Leases	28,455	1,352	6.34	23,434	1,118	6.36
Consumer loans	22,918	936	5.45	3,093	150	6.47

Total loans and leases receivable(1)	819,233	41,100	6.69	688,502	40,277	7.80
Mortgage-related securities(2)	99,736	3,434	4.59	92,350	3,116	4.50
Investment securities(2)	348	10	3.83	1,661	46	3.69
Federal Home Loan Bank stock	2,367	—	—	2,184	46	2.81
Fed funds sold and other	1,387	29	2.79	895	36	5.36
Short-term investments	2,675	45	2.29	1,582	58	4.89

Total interest-earning assets	925,746	44,618	6.43	787,174	43,579	7.38

Non-interest-earning assets	33,873			32,263

Total assets	$959,619			$819,437

Interest-Bearing Liabilities
NOW accounts	$66,109	895	1.81	$68,250	2,257	4.41%
Money market	148,145	2,164	1.95	172,617	6,039	4.66
Certificates – regular	487,980	17,388	4.75	376,800	14,000	4.95
Certificates – large	70,466	2,027	3.84	43,466	1,666	5.11

Total deposits	772,700	22,474	3.88	661,133	23,962	4.83
FHLB advances	31,874	1,126	4.71	22,827	834	4.87
Other borrowings	49,448	1,787	4.82	36,290	1,902	6.99

Total interest-bearing liabilities	854,022	25,387	3.96	720,250	26,698	4.94

Non-interest-bearing liabilities	54,785			52,260

Total liabilities	908,807			772,510
Stockholders’ equity	50,812			46,927

Total liabilities and stockholders’ equity	$959,619			$819,437

Net interest income/interest rate spread		$19,231	2.47%		$16,881	2.44%

Net interest-earning assets	$71,724			$66,924

Net interest margin			2.77%			2.86%
Average interest-earning assets to average interest-earning liabilities	108.40%			109.29%
Return on average assets	0.42			0.38
Return on average equity	7.90			6.65
Average equity to average assets	5.30			5.73
Non-interest expense to average assets	2.31			2.38

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets held and available for sale.
Provision for Loan and Lease Losses. The provision for loan and lease losses totaled $17,000 and $596,000 for the three months ended September 30, 2008 and 2007, respectively. The provision for loan and lease losses was $1.3 million and $1.9 million for the nine months ended September 30, 2008 and 2007. The provision for loan and lease loss recorded in the three and nine months ended September 30, 2008 and 2007 is related to the relative changes of inherent and credit risks within our portfolio. Our allowance for loan loss methodology prescribes our required provision for loan and lease losses based upon credit risk and other subjective factors. The provision for loan and lease losses is influenced by the magnitude of net charge-offs recorded in the period and by the required amount of reserves established for impaired loans that present potential collateral shortfall positions. Refer to Asset Quality for further information.
Non-Interest Income. Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, income from bank-owned life insurance and loan fees, increased $239,000, or 21.7%, to $1.3 million for the three months ended September 30, 2008 from $1.1 million for the same period in 2007. Trust and investment services fee income decreased $35,000, or 6.7%, to $489,000 for the three months ended September 30, 2008, compared to $524,000 for the same period in 2007. Trust and investment services fee income is derived primarily from two sources, trust assets under management and brokerage services. Trust assets under management decreased approximately $8.7 million to $278.4 million at September 30, 2008 compared to $287.1 million at September 30, 2007. Equity markets have continued to decline throughout the third quarter of 2008 which more than offset the overall growth in the cost basis of trust assets under management. Trust income is based upon a fee on the market values of assets under management. Trust income increased $18,000 for the three months ended September 30, 2008 compared to the same period in 2007. Although market values have declined, the increase in trust fee income is attributable to successful sales efforts to grow the client base. At September 30, 2008, brokerage assets under administration decreased $23.2 million, or 15.6%, to $125.2 million compared to $148.4 million at September 30, 2007. Investment service commission fee income decreased $53,000 for the three months ended September 30, 2008 compared to the same period in 2007. Investment service fee income is driven by client activity and in part the timing of commissions received.
Service charges on deposits increased $107,000, or 61.1%, to $282,000 for the three months ended September 30, 2008 from $175,000 for the same period in 2007. The increase in service charge income is in direct correlation to the declining interest rate environment. Our demand deposit clients receive an earnings credit based upon the federal funds rate and balances kept within our Banks. These earnings credits are utilized to reduce the service charges incurred on their deposit accounts. As the interest rate index utilized to calculate the earnings credit has substantially fallen, the majority of our clients do not have sufficient earnings credits to fully eliminate the service charges on their accounts, resulting in increased service charge income recognized within our consolidated financial statements.
Beginning in the third quarter of 2008, we started offering interest rate swap products directly to our qualified commercial borrowers. We simultaneously economically hedged these client derivative transactions by entering into offsetting interest rate swap contracts with dealer counterparties. Derivative transactions executed as part of this program are not designated as SFAS 133 hedge relationships and are marked-to-market through earnings each period. We recognized in the consolidated income statements the initial fair value recognition for the swaps which for the nine months ended September 30, 2008 totaled $54,000. Change in fair value of non-hedge derivative contracts is included in other income in the consolidated statements of income. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period.
Non-interest income for the nine months ended September 30, 2008 increased $441,000, or 13.5%, to $3.7 million from $3.3 million for the comparable period of 2007. Similar to the explanation for the third quarter activity, non-interest income increases are primarily due to increased trust and investment services fee income. Trust and investment service fee income increased $95,000, or 6.7%, to $1.5 million for the nine months ended September 30, 2008 from $1.4 for the nine months ended September 30, 2007. Although our trust assets under administration have declined, the decline in assets was associated with market value declines and not with loss of client relationships. Market value declines were most significant during the third quarter when the stock market experienced significant volatility. Service charges on deposits increased $220,000, or 42.1%, to $742,000 for the nine months ended September 30, 2008, compared to $522,000 for the nine months ended September 30, 2007, due to the declining interest rate environment and the related impact to the earnings credit rate received by our clients as described above.
Non-Interest Expense. Non-interest expense increased $871,000, or 17.6%, to $5.8 million for the three months ended September 30, 2008 from $4.9 million for the comparable period of 2007, primarily due to an increase in loss on foreclosed properties of $626,000. The loss on foreclosed properties was caused by an impairment write-down on a condominium development we own. Given further deterioration of market values of this condominium development, we have recorded further impairments to carry this asset at its best estimate of fair value. Occupancy expense has increased $77,000, or 29.4%, to $339,000 for the three months ended September 30, 2008 from $262,000 for the comparable period of 2007. The increase in occupancy expense is associated with rental expense for new space obtained in late 2007 and early 2008. In December 2007, we occupied the new space completed for our loan production office in Appleton, Wisconsin. Also during the first quarter of 2008, we leased additional space in our corporate office building. Professional fees increased $89,000, or 30.6%, to $380,000 for the three months ended September 30, 2008 from $291,000 for the three months ended September 30, 2007. The increase in professional fees is caused by additional contracts with third party vendors for various services and the related timing of the completion of those services. The increase in other expenses is associated with $111,000 of additional FDIC insurance premiums caused by increased rates and the overall increase in our deposit base of our Banks to which the premium rate is applied. With the temporary change in FDIC insurance coverage from $100,000 to $250,000, we expect that the insurance premium we pay will continue to increase.
Non-interest expense increased $2.0 million, or 13.6%, to $16.6 million for the nine months ended September 30, 2008 from $14.6 million for the comparable period of 2007. In general, non-interest expenses are influenced by the growth of operations, with additional employees to staff such growth. Compensation expense increased $585,000, or 6.4%, to $9.7 million for the nine months ended September 30, 2008 compared to $9.1 million for the comparable period of 2007. The increase is due to more full-time equivalent employees, higher compensation levels from normal annual salary reviews and additional compensation expense associated with share-based compensation awards. Occupancy expense increased $205,000, or 26.2%, to $988,000 for the nine months ended September 30, 2008 compared to $783,000 for the nine months ended September 30, 2007. Similar to the three month discussion, the increase in occupancy expense is associated with additional space we occupy. Professional fees increased $279,000, or 26.5%, to $1.3 million for the nine months ended September 30, 2008 from $1.1 million for the comparable period of 2007. The increase in professional fees is related to additional contracts with third party vendors for various services and the related timing of completion coupled with the additional legal expenses incurred for the design and implantation of a shareholder rights plan. Other expense increased $266,000, or 15.4%, to $1.9 million for the nine months ended September 30, 2008 from $1.7 million for the nine months ended September 30, 2007. The increase in other expenses is attributable to increased FDIC insurance premiums of approximately $373,000, partially offset by income recognized on our investment in Aldine Capital. We account for investment in Aldine Capital under the equity method and we recognized $41,000 of income related to the investment for the nine months ended September 30, 2008, compared to an expense of $199,000 for the same time period in 2007.
Income Taxes. Income tax expense was $853,000 for the three months ended September 30, 2008, with an effective rate of 42.1%, compared to $538,000 with an effective rate of 37.8% for the three months ended September 30, 2007. Income tax expense was $2.0 million for the nine months ended September 30, 2008, with an effective rate of 40.0%, compared to $1.3 million with an effective rate 36.0% for the nine months ended September 30, 2007. The increase in the effective tax rate was primarily due to additional state tax amounts recognized related to uncertain tax liabilities coupled with a decline in the level of tax credits. In addition, during the third quarter of 2008, we recorded additional tax expense of approximately $35,000 relating to the settlement of an IRS examination of the 2004 and 2005 tax years.
Financial Condition
General. The total assets of our Corporation increased $79.9 million, or 8.7%, to $998.4 million at September 30, 2008 from $918.4 million at December 31, 2007, primarily due to increases in the loan and lease portfolio and securities available-for-sale portfolio. The allowance for loan and lease losses was 1.29% and 1.26% of gross loans and leases at September 30, 2008 and December 31, 2007, respectively. Asset growth was primarily funded by an increase of out-of-market deposits.
Securities. Securities available-for-sale increased $10.1 million to $107.4 million at September 30, 2008 from $97.4 million at December 31, 2007, primarily due to additional purchases of government agency collateralized mortgage obligations to ensure our investment portfolio remains at approved investment levels to provide adequate liquidity to our organization. Our available-for-sale investment portfolio primarily consists of collateralized mortgage obligations and is used to provide a source of liquidity, including the ability to pledge securities, while maximizing the earnings potential of our assets. The estimated prepayment streams associated with this portfolio also allow us to better match our short-term liabilities. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. While collateralized mortgage obligations present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal as approximately 72.7% of the obligations we hold were issued by government agencies. The remaining 27.3% of the obligations we hold were issued by government-sponsored enterprises – Fannie Mae and Freddie Mac. We do not hold any Fannie Mae or Freddie Mac preferred stock. In addition, our credit risk is further mitigated by the fact that the securities within our portfolio are not collateralized by subprime mortgages. We did not sell any available-for-sale securities during the three or nine months ended September 30, 2008 or 2007. During the nine months ended September 30, 2008, we recognized unrealized holding gains of approximately $464,000 compared to unrealized holding gains of $875,000 during the comparable period in 2007. Unrealized holding gains on available-for-sale securities are recognized in accumulated other comprehensive income. Our portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers of our securities as previously discussed. If interest rates decline and the credit quality of our securities remain positive, the market value of our debt securities will improve. If interest rates increase and the credit quality of securities remain positive, the market value of our debt securities will decline.
The average balance of our available-for-sale portfolio for the nine months ended September 30, 2008 was $100.1 million, with an average yield of 4.59%, compared to an average balance of $94.9 million, with an average yield of 4.44% for the same period last year.
Loans and Leases Receivable. Loans and leases receivable, net of allowance for loan and lease losses, increased $56.7 million, or 7.3%, to $828.4 million at September 30, 2008 from $771.6 million at December 31, 2007. We principally originate commercial business loans and commercial real estate loans. The overall mix of the loan and lease portfolio at September 30, 2008 remained generally consistent with the mix at December 31, 2007 continuing with a concentration in commercial real estate mortgage loans at approximately 66% of our total loan portfolio. Growth in the loan and lease portfolio is attributable to organic growth by successful sales efforts of our expanded sales team to extend credit to established and new client relationships, including production from our loan production office located in the Northeast region of Wisconsin. Economic factors have deteriorated and the demand for new loans within our markets has declined. We are competing with our peers for fewer high quality loan opportunities which is putting pressure on our ability to grow our loan and lease portfolio at growth rates we experienced in recent years. We remain committed to our underwriting standards and continue to seek high quality assets to continue our growth plan.
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.29% and 1.26% as of September 30, 2008 and December 31, 2007, respectively. Non-accrual loans and leases as a percentage of total loans and leases has declined to 0.89% at September 30, 2008 compared to 1.13% at December 31, 2007. The primary factors impacting the decline in this ratio are the transfer of $3.9 million into foreclosed properties and charge-offs of $441,000 associated with non-accrual loans. The remaining difference is due to pay-offs or principal reductions of non-accrual loans due to cash collection. We believe the allowance for loan and lease losses was adequate at September 30, 2008. There were no charge-offs recognized through the nine months ended September 30, 2007. Recoveries of $89,000 and $27,000 were recognized through the nine months ended September 30, 2008 and 2007, respectively. During the quarter ended September 30, 2008, we recognized charge-offs in the amount of $9,000 on four residential lots that were accepted by deed in lieu of foreclosure. There were no charge-offs during the three months ended September 30, 2007. Refer to the Asset Quality section for more information.
Deposits. As of September 30, 2008, deposits increased $55.2 million to $831.2 million from $776.1 million at December 31, 2007. The increase was primarily attributable to an increase in brokered certificates of deposit. Brokered certificates of deposit represented $495.6 million of total deposits at

September 30, 2008, compared to $429.2 million of total deposits at December 31, 2007. Our net loan and lease portfolio grew $56.7 million, and we funded this growth with brokered deposits. Brokered deposits are generally a lower cost source of funds when compared to the interest rates on deposits with similar terms that would need to be offered in the local markets to generate an equivalent level of funds.
Borrowings. We had borrowings, including junior subordinated notes, of $100.1 million as of September 30, 2008 compared to $82.0 million as of December 31, 2007, an increase of $18.2 million, or 22.1%. We use borrowings to offset variability of deposit flows and as an additional funding source for asset growth. In the second quarter of 2008, we obtained $8.0 million of subordinated notes payable. In the third quarter, we refinanced $31.0 million of our subordinated notes payable. Subordinated notes payable are included in Federal Home Loan Bank and other borrowings in our consolidated balance sheets. Subordinated notes payable qualify as Tier 2 capital for regulatory capital purposes.
In September 2008, FBFS Statutory Trust II (the Trust), a Delaware business trust wholly owned by the Corporation, completed the sale of $10.0 million of 10.5% fixed rated trust preferred securities (Preferred Securities). The trust also issued common securities of $315,000. The Trust used the proceeds from the offering to purchase $10.3 million of 10.5% Junior Subordinated Notes (the Notes) issued by us. The Preferred Securities are mandatorily redeemable upon the maturity of the Notes on September 26, 2038. The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. We used the proceeds from the sale of the Notes for general corporate purposes including providing capital to our subsidiaries. We have the right to redeem the Notes at any time on or after September 26, 2013, or earlier after the occurrence of a special event, as defined.
Asset Quality
Non-performing Assets. Non-performing assets consisted of non-accrual loans and leases and foreclosed properties of $10.9 million as of September 30, 2008. This represented approximately 1.09% of total assets as of September 30, 2008, compared to $9.5 million, or 1.04% of total assets, as of December 31, 2007. The increase in non-performing assets is a function of further deterioration in certain construction and land development loans partially offset by the sale of a foreclosed property in March 2008, which resulted in a $5,000 loss, an impairment charge of $626,000 on one of our foreclosed properties, charge-offs of $441,000 relating to two large condominium construction projects and one land development project, and pay-offs and cash collections of other non-performing assets.
For the nine months ended September 30, 2008, we recorded net charge-offs of approximately $352,000. These charge-offs were directly related to continued deteriorations of market valuations on a condominium construction project, a land development project and unsold developed residential lots. Based upon complications with each project and further market decline, we concluded that we would not recover our entire principal on these loans and as a result recorded related partial charge-offs. We continue to proactively monitor our loan and lease portfolio for further deterioration and apply our prescribed allowance for loan and lease loss reserve methodology. However, given complexities with legal actions on certain of our large impaired loans and continued decline in economic conditions, we continue to evaluate the best information available to us to determine the amount of the loans that is collectible. We believe the loans were recorded at the appropriate value at September 30, 2008; however, further charge-offs could be recorded if additional facts and circumstances lead us to a different conclusion.

Our non-accrual loans and leases consisted of the following at September 30, 2008 and December 31, 2007, respectively.

	September 30,	December 31,
	2008	2007
	(In Thousands)
Non-accrual loans	$7,439	$8,805
Non-accrual leases	—	59

Total non-accrual loans and leases	7,439	8,864
Foreclosed properties	3,490	660

Total non-performing assets	$10,929	$9,524

Performing troubled debt restructurings	$—	$—

Total non-accrual loans and leases to total loans and leases	0.89%	1.13%
Total non-performing assets to total assets	1.09	1.04
Allowance for loan and lease losses to total loans and leases	1.29	1.26
Allowance for loan and lease losses to non-accrual loans and leases	145.40	111.17
The following represents information regarding our impaired loans:

	As of and for	As of and for
	the Nine	the Year
	Months Ended	Ended
	September 30,	December 31,
	2008	2007
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$3,569	$6,500
Impaired loans and leases with impairment reserves required	3,870	2,617

Total impaired loans and leases	7,439	9,117
Less:
Impairment reserve (included in allowance for loan and lease losses)	695	834

Net impaired loans and leases	$6,744	$8,283

Average impaired loans and leases	$7,565	$3,439

Foregone interest income attributable to impaired loans and leases	$442	$365
Interest income recognized on impaired loans and leases	(49)	(41)

Net foregone interest income on impaired loans and leases	$393	$324

Net foregone interest income on impaired loans and leases for the nine months ended September 30, 2007 was $250,000.

A summary of the activity in the allowance for loan and lease losses follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands)
Allowance at beginning of period	$10,723	$9,598	$9,854	$8,296

Charge-offs:
Mortgage	(9)	—	(417)	—
Commercial	—	—	(24)	—
Lease	—	—	—	—
Consumer	—	—	—

Total charge-offs	(9)	—	(441)	—
Recoveries:
Mortgage	84	2	87	4
Commercial	1	—	2	23
Lease	—	—	—	—
Consumer	—	—	—	—

Total recoveries	85	2	89	27
Net (charge-offs) recoveries	76	2	(352)	27
Provision for loan and lease losses	17	596	1,314	1,873

Allowance at end of period	$10,816	$10,196	$10,816	$10,196

Allowance to average loans and leases	1.30%	1.41%	1.32%	1.48%
Liquidity and Capital Resources
During the nine months ended September 30, 2008 and the year ended December 31, 2007, the Banks did not make dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at September 30, 2008 are the repayment of interest payments due on subordinated and junior subordinated notes. The Corporation expects to meet its liquidity needs through existing cash flow sources, its line of credit in the amount of $10.5 million of which $10,000 is outstanding on September 30, 2008 and through any future dividends received from the Banks. The Corporation and its subsidiaries continue to have a strong capital base and the Corporation’s regulatory capital ratios continue to be above the defined minimum regulatory ratios. During the second quarter of 2008, we obtained an additional $8.0 million of subordinated notes payable. Subordinated notes payable are considered allowable Tier 2 capital for purposes of regulatory capital. A portion of the proceeds from the issuance of the subordinated debt was contributed to the capital of the Banks to ensure the Banks remain well-capitalized for their future growth. During the third quarter of 2008, we issued $10.3 million of 10.5% fixed rate junior subordinated notes that were purchased by FBFS Statutory Trust II. In September 2008, the Trust issued $10.0 million of trust preferred securities. The trust preferred securities qualify as Tier 1 capital for regulatory purposes.
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

Brokered deposits are used by the Banks, which allows them to gather funds across a larger geographic base at price levels considered attractive. Access to such deposits allows us the flexibility to not pursue single service deposit relationships in markets that have experienced some unfavorable pricing levels. We had $495.6 million of outstanding brokered deposits at September 30, 2008, compared to $429.2 million of brokered deposits as of December 31, 2007. In addition, the administrative costs associated with brokered deposits are considerably less than the administrative costs that would be incurred to administer a similar level of local deposits. Although local market deposits are expected to increase as new client relationships are established and as marketing efforts are made to increase the balances in existing clients’ deposit accounts, we will likely continue to use brokered deposits. In order to provide for ongoing liquidity and funding, all of the brokered deposits are certificates of deposit that do not allow for withdrawal, at the option of the depositor, before the stated maturity. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure so that at least 90 days of maturities would be funded through other means, including but not limited to advances from the Federal Home Loan Bank, replacement with higher cost local market deposits or cash flow from borrower repayments and security maturities.
The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. Management believes that the Banks have an acceptable liquidity percentage to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
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
As of September 30, 2008, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.
In addition, the Banks exceeded the minimum net worth requirement of 6.0% required by the State of Wisconsin at December 31, 2007.

The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at September 30, 2008 and December 31, 2007, respectively:

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(In Thousands)
As of September 30, 2008

Total capital (to risk-weighted assets)
Consolidated	$108,876	12.03%	$72,419	8.00%	N/A	N/A
First Business Bank	88,965	11.02	64,582	8.00	$80,728	10.00%
First Business Bank — Milwaukee	12,461	12.74	7,825	8.00	9,781	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$59,060	6.52%	$36,209	4.00%	N/A	N/A
First Business Bank	79,958	9.90	32,291	4.00	$48,437	6.00%
First Business Bank — Milwaukee	11,216	11.47	3,912	4.00	5,868	6.00

Tier 1 capital (to average assets)
Consolidated	$59,060	6.06%	$38,967	4.00%	N/A	N/A
First Business Bank	79,958	9.37	34,149	4.00	$42,686	5.00%
First Business Bank — Milwaukee	11,216	9.33	4,810	4.00	6,013	5.00

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(In Thousands)
As of December 31, 2007

Total capital (to risk-weighted assets)
Consolidated	$87,018	10.22%	$68,119	8.00%	N/A	N/A
First Business Bank	79,072	10.45	60,528	8.00	$75,660	10.00%
First Business Bank — Milwaukee	9,847	10.26	7,679	8.00	9,599	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$46,164	5.42%	$34,060	4.00%	N/A	N/A
First Business Bank	71,097	9.40	30,264	4.00	$45,396	6.00%
First Business Bank — Milwaukee	8,639	9.00	3,840	4.00	5,759	6.00

Tier 1 capital (to average assets)
Consolidated	$46,164	5.12%	$36,065	4.00%	N/A	N/A
First Business Bank	71,097	9.04	31,459	4.00	$39,324	5.00%
First Business Bank — Milwaukee	8,639	7.39	4,678	4.00	5,848	5.00

Contractual Obligations and Off-balance Sheet Arrangements
There have been no significant changes to the Corporation’s contractual obligations and off-balance arrangements disclosed in our Form 10-K at December 31, 2007. Management continues to believe there is adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.
Item 3. — Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk, or market risk, arises from exposure of our financial position to changes in interest rates. It is our strategy to reduce the impact of interest rate risk on net interest margin by maintaining a favorable match between the maturities and repricing dates of interest-earning assets and interest-bearing liabilities. This strategy is monitored by the Banks’ respective Asset/Liability Management Committees, in accordance with policies approved by the Banks’ respective Board of Directors. These committees meet regularly to review the sensitivity of each Bank’s assets and liabilities to changes in interest rates, liquidity needs and sources, and pricing and funding strategies.
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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to change in rates at September 30, 2008 has not changed materially since December 31, 2007.
Item 4T. — Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s chief executive officer and chief financial officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Corporation’s chief executive officer and chief financial officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2008.
There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II. Other Information
Item 1. — Legal Proceedings
From time to time, the Corporation and its subsidiaries are engaged in legal proceedings in the ordinary course of their respective businesses. Management believes that any liability arising from any such proceedings currently existing or threatened will not have a material adverse effect on the Corporation’s financial position, results of operations, or cash flows.
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
Our success depends on the economic conditions in the U.S. and general economic conditions in the specific local markets in which we operate, principally in the Dane County, Wisconsin area and to a lesser extent, Waukesha County, Wisconsin, and Outagamie County, Wisconsin. We invest in collateralized mortgage obligations as a part of our asset portfolio due to the liquidity, favorable returns and flexibility with these instruments. In recent months, structured investments, such as collateralized mortgage obligations, have been subject to significant market volatility due to the uncertainty of their credit ratings, deterioration in credit quality occurring within certain types of residential mortgages, changes in prepayments of the underlying collateral and the lack of transparency related to the credit quality of the underlying collateral. A decline in the U.S. economy or an extended disruption in the credit markets could have an adverse affect on the pricing, terms, liquidity and/or availability of these instruments.
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
We are exposed to the risk that our loan and lease clients may not repay their loans and leases according to their terms and that the collateral securing the payment of these loans and leases may be insufficient to assure repayment. We may experience significant loan and lease losses which could have a material adverse impact on operating results. There is a risk that various assumptions and judgments about the collectibility of the loan and lease portfolios made by us could be formed from inaccurately assessed conditions leading to and related to such judgments and assumptions. Those assumptions and judgments are based, in part, on assessment of the following conditions:
•	Current economic conditions and their estimated effects on specific borrowers and collateral values;

•	An evaluation of the existing relationships among loans and leases, probable loan and lease losses and the present level of the allowance for loan and lease losses;

•	Results of examinations of our loan and lease portfolios by regulatory agencies; and

•	Management’s internal review of the loan and lease portfolios.
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
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On September 26, 2008 FBFS Statutory Trust II, a financing subsidiary of the Corporation, issued and sold capital securities of the trust in the aggregate principal amount of $10 million, in a private placement, and issued $315,000 in common securities to the Corporation. On the same date, the trust used the proceeds from the sale of all such securities to purchase $10.3 million of the Corporation’s Junior Subordinated Notes due September 26, 2038. The Corporation also issued a guarantee of the various obligations associated with the trust preferred securities. The trust preferred securities were offered and sold to accredited investors in private placement exempt from registration pursuant to Regulation D under the Securities Act.

(b)	None.

(c)	Issuer Purchases of Equity Securities

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	Per Share	or Programs	Programs
July 1 — 31, 2008	1,844	$15.52	—	$177,150
August 1 — 31, 2008	166	15.25	—	177,150
September 1 — 30, 2008	427	17.00	—	177,150
For the three months ended September 30, 2008, 2,437 shares purchased as part of settling restricted share obligations.
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

October 27, 2008