Form 10-K
period 2008-12-31
First Business Financial Services, Inc.
filed 2009-03-13
CIK 1305399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission file number 0-51028

FIRST BUSINESS FINANCIAL SERVICES, INC.

WISCONSIN	39-1576570

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Charmany Drive Madison, WI	53719

(Address of Principal Executive Offices)	(Zip Code)

(608) 238-8008
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	The Nasdaq Global Market
Common Share Purchase Rights	The Nasdaq Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☑ No

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $40.1 million.

As of March 12, 2009, 2,544,519 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2009 are incorporated by reference into Part III hereof.

[This page intentionally left blank]

PART I.

Item 1.	Business

General

First Business Financial Services, Inc. (FBFS or the Corporation) is a registered bank holding company incorporated under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned banking subsidiaries First Business Bank and First Business Bank — Milwaukee (referred to as “the Banks”). All of the operations of FBFS are conducted through the Banks and certain subsidiaries of First Business Bank. The Banks operate as business banks focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium-sized businesses, business owners, executives, professionals and high net worth individuals. The Banks do not utilize its locations to attract retail customers. The Banks generally target businesses with sales between $2 million and $50 million. For a more detailed discussion of loans, leases and the underwriting criteria of the Banks, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loans and Leases. To supplement its business banking deposit base, the Banks utilize wholesale funding alternatives to fund a portion of their assets.

First Business Bank (FBB) is a state bank that was chartered in 1909 under the name Kingston State Bank. In 1990, FBB relocated its home office to Madison, Wisconsin, opened a banking facility in University Research Park, and began focusing on providing high-quality banking services to small and medium-sized businesses located in Madison and the surrounding area. FBB offers a full line of commercial banking products and services in the greater Madison, Wisconsin area, tailored to meet the specific needs of businesses, business owners, executives, professionals and high net worth individuals. FBB’s product lines include commercial and consumer cash management services, commercial lending, commercial real estate lending, equipment leasing and personal loans and personal lines of credits to those business owners, executives and high net worth individuals. FBB also offers trust and investment services through First Business Trust & Investments (FBTI), a division of FBB. FBB has two loan production offices in the Northeast Region of Wisconsin to serve Appleton, Wisconsin and Oshkosh, Wisconsin and their surrounding areas.

FBB has two wholly owned subsidiaries that are complementary to the Corporation’s business banking services. First Business Capital Corp. (FBCC) is a wholly-owned subsidiary of FBB operating as an asset-based commercial lending company specializing in providing secured lines of credit as well as term loans on equipment and real estate assets primarily to manufacturers and wholesale distribution companies located throughout the United States. First Business Equipment Finance, LLC (FBEF) is a commercial equipment finance company specializing in financing of general equipment to small and middle market companies throughout the United States.

First Madison Investment Corp.  (FMIC) and FMCC Nevada Corp. (FMCCNC), operating subsidiaries of FBB and FBCC, respectively, are located in and formed under the laws of the state of Nevada. FMIC was organized for the purpose of managing a portion of the Bank’s investment portfolio. FMIC invests in marketable securities and loans purchased from FBB. FMCCNC, a wholly-owned subsidiary of FBCC, invests in loans purchased from FBCC.

First Business Bank — Milwaukee (FBB — Milwaukee) is a state bank that was chartered in 2000 in Wisconsin. FBB — Milwaukee also offers a wide range of commercial banking products and services tailored to meet the specific needs of businesses, business owners, executives, professionals and high net worth individuals in the greater Milwaukee, Wisconsin area through a single location in Brookfield, Wisconsin. Like FBB, FBB — Milwaukee’s product lines include commercial and consumer cash management services, commercial lending and commercial real estate lending for similar sized businesses as FBB. FBB — Milwaukee also offers trust and investment services through a trust service office agreement with FBB. FBB — Milwaukee also offers business owners, executives, professionals and high net worth individuals, consumer services which include a variety of deposit accounts, and personal loans.

In June 2000, FBFS purchased a 51% interest in The Business Banc Group Ltd. (BBG), a corporation formed to act as a bank holding company owning all the stock of a Wisconsin chartered bank to be newly organized and headquartered in Brookfield, a suburb of Milwaukee, Wisconsin. In June 2004, all shares of BBG stock were successfully exchanged for FBFS stock pursuant to a conversion option. Subsequent to this transaction, BBG was dissolved. This transaction resulted in FBB — Milwaukee becoming a wholly-owned subsidiary of the Corporation.

In December 2001, FBFS formed FBFS Statutory Trust I (Trust), a statutory trust organized under the laws of the State of Connecticut and a wholly-owned financing subsidiary of FBFS. In December 2001, the Trust issued $10.0 million in aggregate liquidation amount of floating rate trust preferred securities in a private placement offering. Trust also issued common securities of $310,000 to the Corporation. These securities were to mature 30 years after issuance and were callable at face value after five years. The Trust used the proceeds from the offering to purchase $10.3 million of 3 month LIBOR plus 3.60% Junior Subordinated Debentures (the Debentures) of the Corporation. On December 18, 2006 the Corporation exercised its right to redeem the Debentures purchased by the Trust. The Trust subsequently redeemed the preferred securities and the Trust was closed.

In September 2008, FBFS formed FBFS Statutory Trust II, (Trust II), a Delaware business trust wholly owned by the Corporation. Trust II completed the sale of $10.0 million of 10.5% fixed rate trust preferred securities. Trust II also issued common securities in the amount of $315,000 to the Corporation. Trust II used the proceeds from the offering to purchase $10.3 million of 10.5% junior subordinated notes (the Notes) of the Corporation. The Corporation has the right to redeem the Notes at any time on or after September 26, 2013. The preferred securities are mandatorily redeemable upon the maturity of the Notes on September 26, 2038. See Note 10 to the Consolidated Financial Statements for additional information.

Available Information

The Corporation maintains a web site at www.firstbusiness.com. This Form 10-K and all of the Corporation’s filings under the Securities Exchange Act of 1934, as amended, are available through that web site, free of charge, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, on the date that the Corporation files those materials with, or furnishes them to, the Securities and Exchange Commission.

Employees

At December 31, 2008, FBFS had 152 employees which include 126 full-time equivalent employees. No employee is covered by a collective bargaining agreement, and we believe our relationship with our employees to be excellent.

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

The Banks are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to their parent holding company, FBFS. Also included in this Act are restrictions on investments in the capital stock or other securities of FBFS and on taking of such stock or securities as collateral for loans to any borrower. Under this Act and regulations of the Federal Reserve Board, FBFS and its Banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or any property or service.

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

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act (SOX) was enacted by the United States Congress to improve the accuracy and reliability of corporate disclosures made pursuant to securities laws, and for other purposes. A primary focus of SOX is to improve the quality and transparency in financial reporting and independent auditor services for public companies. As directed by SOX, the Securities and Exchange Commission (the SEC) adopted rules that require conformance with specific sections of SOX. Section 302 of SOX and related SEC rules require the Corporation’s CEO and CFO to certify that they (i) are responsible for establishing, maintaining, and regularly evaluating the effectiveness of the Corporation’s internal controls; (ii) have made certain disclosures to the Corporation’s auditors and the audit committee of the Corporation’s board of directors about the Corporation’s internal controls; and (iii) have included information in the Corporation’s quarterly and annual reports about their evaluation and whether there have been significant changes in the Corporation’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Corporation.

Section 404 of SOX requires public companies’ annual reports to (i) include the company’s own assessment of internal control over financial reporting, and (ii) include an auditor’s attestation regarding the company’s internal control over financial reporting. The primary purpose of internal control over financial reporting is to foster the preparation of reliable and accurate financial statements. Since SOX was enacted, however, both requirements of SOX 404 have been postponed for smaller public companies such as the Corporation. The Corporation is subject to the first part of Section 404 of SOX. Refer to Item 9A(T) Controls and Procedures for the Corporation’s assessment. The requirement of an auditor’s attestation per the second part of Section 404 of SOX continues to be postponed per temporary Item 308T of SEC Regulation S-K. Consequently, no auditor attestation accompanies Management’s Annual Report on Internal Control Over Financial Reporting in this annual report.

Emergency Economic Stabilization Act of 2008.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA), giving the U.S. Department of Treasury (UST) authority to take certain actions to restore liquidity and stability to the U.S. Banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced. Those programs include the following:

•	Capital Purchase Program (CPP). Pursuant to this program, the UST, on behalf of the U.S. government, will purchase preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The investment will have a dividend rate of 5% per year, until the fifth anniversary of the UST’s investment and a dividend rate of 9% thereafter.

During the time the UST holds securities issued pursuant to this program, participating financial institutions will be required to comply with certain provisions regarding executive compensation and corporate governance. Participation in this program also imposes certain restrictions upon an institution’s dividends to common shareholders and stock repurchase activities. We have received preliminary approval from the UST to participate in this program and we are in the process of determining whether we will participate in the program. Refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for further discussion.

•	Temporary Liquidity Guarantee Program. This program contained both (i) a debt guarantee component, whereby FDIC will guarantee until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and June 30, 2009; and (ii) an account transaction guarantee component, whereby the FDIC will insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions through December 31, 2009. We elected to participate in this program.

•	Temporary increase in deposit insurance coverage. Pursuant to EESA, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

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

Insurance of Deposits.  The Banks’ deposits are insured under the DIF of the FDIC. On December 3, 2008, the Banks elected to participate in the Transaction Account Guarantee (TAG) which is a component of the FDIC Temporary Liquidity Guarantee Program (TLGP) and therefore the basic insurance coverage is temporarily increased to $250,000 for interest bearing accounts. There is an unlimited guaranty on non-interest bearing transaction accounts and NOW accounts that have an interest rate of less than 0.50%. The increased FDIC insurance limits will be in place until December 31, 2009. The cost for participating in this plan is a 0.10% annualized fee assessed quarterly on balances of noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. Depositors may qualify for additional coverage if the deposit accounts are in different ownership categories. In addition, federal law provides up to $250,000 in coverage for self-directed retirement accounts.

The Banks also elected to participate in the Debt Guarantee Program that temporarily guarantees all newly-issued senior unsecured debt, up to 2% of the Corporation’s liabilities, issued by the participating entities on or after October 14, 2008 through and including June 30, 2009. The guarantee expires on June 30, 2012. At December 31, 2008, the Banks did not have any debt guaranteed under this program. The cost for this program upon participation is based on an annualized basis points weighted by the maturity of the debt multiplied by the amount of debt issued, and calculated for the maturity period of that debt or June 30, 2012, whichever is earlier.

The FDIC assigns each institution it regulates to a particular capital group based on the levels of the institution’s capital — “well-capitalized,” “adequately capitalized,” or “undercapitalized.” These three groups are then divided into three subgroups reflecting varying levels of supervisory concern, ranging from those institutions considered to be healthy to those that represent substantial supervisory concern. The result is nine assessment risk classifications, with well-capitalized, financially sound institutions paying lower rates than those paid by undercapitalized institutions that pose a risk to the insurance fund. The Banks’ assessment rate depends on the capital category to which they are assigned. Assessment rates for deposit insurance currently range from 5 to 43 basis points. The Banks are well capitalized. The supervisory subgroup to which the Banks are assigned by the FDIC is confidential and may not be disclosed. The Banks’ rate of deposit insurance assessments will depend upon the category or subcategory to which the Banks are assigned. We expect the FDIC insurance premium rates to increase in 2009 based upon the proposed regulations. On March 2, 2009, the FDIC announced a proposal to issue a special assessment of 0.20% of deposits that will be assessed on June 30, 2009 and collected by September 30, 2009. While we are still assessing the impact of this special assessment, we expect this charge to have a material impact on our 2009 consolidated financial results if we are unable to pass the expense through to our clients. In general, any increase in insurance assessment, including special assessments, could have an adverse affect on the earnings of the Banks.

Regulatory Capital Requirements.  The FRB monitors the capital adequacy of the Banks because on a consolidated basis they have assets in excess of $500.0 million. A combination of risk-based and leverage ratios are determined by the FRB. Failure to meet these capital guidelines could result in supervisory or enforcement actions by the FRB. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based on the perceived credit risk of the asset. These risk-weighted assets are calculated by assigning risk weights to corresponding asset balances to determine the risk weight of the entire asset base. Total capital, under this definition, is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital, with some restrictions, includes common stockholders’ equity, any perpetual preferred stock, qualifying trust preferred securities, and minority interests in any unconsolidated subsidiaries. Tier 2 capital, with certain restrictions, includes any perpetual preferred stock not included in Tier 1 capital, subordinated debt, any trust preferred securities not qualifying as Tier 1 capital, specific maturing capital instruments and the allowance for loan and lease losses (limited to 1.25% of risk-weighted assets). The regulatory guidelines require a minimum total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The FRB also has a leverage ratio requirement which is defined as Tier 1 capital divided by average total consolidated assets. The minimum leverage ratio required is 3%.

The Corporation and the Banks’ actual capital amounts and ratios are presented in the table below and reflect the Banks’ well-capitalized positions.

					Minimum Required to
					be Well Capitalized
			Minimum Required		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)

As of December 31, 2008
Total capital (to risk-weighted assets)
Consolidated	$109,603	12.00%	$73,088	8.00%	N/A	N/A
First Business Bank	91,062	11.13	65,448	8.00	$81,810	10.00%
First Business Bank — Milwaukee	14,590	15.13	7,714	8.00	9,642	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$59,178	6.48%	$36,544	4.00%	N/A	N/A
First Business Bank	80,880	9.89	32,724	4.00	$49,086	6.00%
First Business Bank — Milwaukee	13,375	13.87	3,857	4.00	5,785	6.00
Tier 1 capital (to average assets)
Consolidated	$59,178	5.94%	$39,819	4.00%	N/A	N/A
First Business Bank	80,880	9.23	35,064	4.00	$43,830	5.00%
First Business Bank — Milwaukee	13,375	10.61	5,042	4.00	6,302	5.00

					Minimum Required to
					be Well Capitalized
			Minimum Required		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)

As of December 31, 2007
Total capital (to risk-weighted assets)
Consolidated	$87,018	10.22%	$68,119	8.00%	N/A	N/A
First Business Bank	79,072	10.45	60,528	8.00	$75,660	10.00%
First Business Bank — Milwaukee	9,847	10.26	7,679	8.00	9,599	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$46,164	5.42%	$34,060	4.00%	N/A	N/A
First Business Bank	71,097	9.40	30,264	4.00	$45,396	6.00%
First Business Bank — Milwaukee	8,639	9.00	3,840	4.00	5,759	6.00
Tier 1 capital (to average assets)
Consolidated	$46,164	5.12%	$36,065	4.00%	N/A	N/A
First Business Bank	71,097	9.04	31,459	4.00	$39,324	5.00%
First Business Bank — Milwaukee	8,639	7.39	4,678	4.00	5,848	5.00

Prompt Corrective Action.  The Banks are also subject to capital adequacy requirements under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), whereby either Bank could be required to guarantee a capital restoration plan, should it become “undercapitalized” as defined by FDICIA. The maximum liability under such a guarantee would be the lesser of 5% of the Bank’s total assets at the time it became undercapitalized or the amount necessary to bring the Bank into compliance with the capital restoration plan. The Corporation is also subject to the “source of strength doctrine” per the FRB, which requires that holding companies serve as a source of “financial and managerial” strength to their subsidiary banks.

If a bank fails to submit an acceptable restoration plan, it is then considered “significantly undercapitalized,” and would thus be subject to a wider range of regulatory requirements and restrictions. Such restrictions would include activities involving asset growth, acquisitions, branch establishment, establishment of new lines of business and also prohibitions on capital distributions, dividends and payment of management fees to control persons, if such payments and distributions would cause undercapitalization.

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

Limitations on Dividends and Other Capital Distributions.  Federal and state regulations impose various restrictions or requirements on state-chartered banks with respect to their ability to pay dividends or make various other distributions of capital. Generally, such laws restrict dividends to undivided profits or profits earned during preceding periods. Also, FDIC insured institutions may not pay dividends while undercapitalized or if such a payment would cause undercapitalization. The FDIC also has authority to prohibit the payment of dividends if such a payment constitutes an unsafe or unsound practice in light of the financial condition of a particular bank. At December 31, 2008, subsidiary unencumbered retained earnings of approximately $42.7 million could be transferred to the Corporation in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary.

Liquidity.  The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Banks have an acceptable liquidity percentage to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for additional information.

Federal Reserve System.  The Banks are required to maintain reserves at specified levels against their transaction accounts and non-personal time deposits. As of December 31, 2008, the Banks were in compliance with these requirements. Beginning in October 2008, the FRB began paying a low interest rate on the cash reserves held at the Federal Reserve.

Federal Home Loan Bank System.  The Banks are members of the FHLB of Chicago (FHLB). The FHLB serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

As a member, each Bank is required to own shares of capital stock in the FHLB in an amount equal to the greatest of $500, 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 20% of its outstanding advances. The FHLB also imposes various limitations on advances relating to the amount and type of collateral, the amount of advances and other items. At December 31, 2008, the Banks owned a total of $2.4 million in FHLB stock and both were in compliance with FHLB requirements. The Banks received no dividends from the FHLB for the year ended December 31, 2008, compared to $46,000 in cash dividends for the year ended December 31, 2007.

Since October 2007, the FHLB has been under a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless FHLB has received approval of the Director of the Office of Supervision of the Finance Board. FHLB has not declared or paid a dividend since the third quarter of 2007. As a result of this consensual cease and desist order, the Banks do not expect dividend income from its holdings of FHLB stock to be a significant source of income for the foreseeable future. The Banks currently hold $2.4 million, at cost, of FHLB stock, of which $692,000 is deemed voluntary stock. At this time, we believe we will ultimately recover the value of this stock. Refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for further discussion relating to the impact of this order on our ability to obtain resources from the FHLB to meet the liquidity needs of the Banks.

Restrictions on Transactions with Affiliates.  The Banks’ loans to their own and the Corporation’s executive officers, directors and owners of greater than 10% of any of their respective stock (so-called “insiders”) and any entities affiliated with such insiders are subject to the conditions and limitations under Section 23A of the Federal Reserve Act and the Federal Reserve Bank’s Regulation O. In general terms, the provisions of Section 23A require that transactions between a banking institution or its subsidiaries and such institution’s affiliates be on terms as favorable to the institution as transactions with non-affiliates. In addition, these provisions contain certain restrictions on loans to affiliates, restricting such loans to a percentage of the institution’s capital. A covered “affiliate,” for purposes of these provisions, would include the Corporation and any other company that is under our common control. Certain transactions with our directors, officers or controlling persons are also subject to conflict of interest regulations. Among other things, these regulations require that loans to such persons and their related interests be made on terms substantially the same as for loans to unaffiliated individuals and must not create an abnormal risk of repayment or other unfavorable features for the Banks in accordance with Regulation O. The Banks can make exceptions to the foregoing procedures if they offer extensions of credit that are widely available to employees of the Banks and that do not give any preference to insiders over other employees of the Banks.

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

USA PATRIOT Act of 2001.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the Patriot Act) is designed to deny terrorists and criminals the ability to obtain access to the United States financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to implement additional policies and procedures with respect to additional measures designed to address any or all of the following matters: customer identifications programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities.

Commercial Real Estate Guidance.  The FDIC’s Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (CRE Guidance) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (1) commercial real estate loans exceed 300% of capital and increased 50% or more in the preceding three years or (2) construction and land development loans exceed 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on our current loan portfolio, the CRE Guidance applies to the Banks. We believe that we have taken appropriate precautions to address the risks associated with our concentrations in commercial real estate lending. We do not expect the CRE Guidance to adversely affect our operations or our ability to execute our growth strategy.

Fair and Accurate Transactions Act of 2003.  In November 2007, the Office of the Comptroller of Currency (OCC), FDIC, Office of Thrift Supervision (OTS), National Credit Union Administration (NCUA) and the Federal Trade Commission (FTC) (collectively, the Agencies) issued final rules and guidelines implementing Section 114 of the Fair and Accurate Credit Transactions Act of 2003 (FACT Act) and final rules implementing Section 315 of the FACT Act. The rules implementing Section 114 require each financial institution or creditor to develop and implement a written identity theft prevention program to detect, prevent and mitigate identity theft in connection with opening of certain accounts or certain existing accounts. Certain events — such as a change of address, returned mail, a request for replacement debit or credit card or efforts to reactivate dormant account — may signal potential fraud. Additionally, the Agencies issued joint rules under Section 315 that provide guidance regarding reasonable policies and process that a user of consumer reports must employ when a consumer reporting agency sends us a notice of address discrepancy. Sections 114 and 315 of the FACT Act became effective January 1, 2008 with mandatory compliance required by November 1, 2008. The Banks are in compliance with the FACT Act.

Unlawful Internet Gambling Enforcement Act.  The UST and the FRB issued a joint final rule to implement the Unlawful Internet Gambling Enforcement Act of 2006. The Act prohibits gambling businesses from knowingly accepting payments in connection with unlawful Internet gambling, including payments made through credit cards, electronic funds transfers, and checks. Compliance is required no later than December 1, 2009. The final rule clarifies that the obligation of banks is to conduct due diligence of gambling businesses, not gamblers; adopts a more favorable definition of “actual knowledge” in triggering certain bank obligations and enables banks to rely on account opening due diligence as sufficient to meet statutory obligations. We have strict account opening and due diligence procedures for new and existing clients. We do not expect this final rule to adversely affect our operations.

Processing of Deposit Accounts in the Event of an Insured Depository Institution Failure.  The FDIC issued a final rule establishing practices for determining deposit and other liability account balances at a failed insured depository institution. The final rule requires institutions to prominently disclose to sweep account customers whether the swept funds are deposits and the status of the swept funds if the institution were to fail. The final rule became effective on March 4, 2009; however, the effective date of the sweep account disclosure requirements is July 1, 2009. We do not transfer deposit funds to sweep investments outside of the Banks, and therefore, funds would be FDIC insured under their established limits.

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

Competition

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

Corey A. Chambas, age 46, has served as the President and Chief Executive Officer of First Business Financial Services, Inc. since December 2006. Mr. Chambas joined the Corporation in 1993 and has held various positions including Chief Operating Officer, Executive Vice President, and Chief Executive Officer of First Business Bank. Mr. Chambas has over 25 years of commercial banking experience. Prior to joining the Corporation, he was a Vice President of Commercial Lending with M&I Bank in Madison, Wisconsin.

James F. Ropella, age 49, has served as Senior Vice President and Chief Financial Officer of the Corporation, a position he has held since September 2000. Mr. Ropella also serves as the Chief Financial Officer of the subsidiaries of the Corporation. Mr. Ropella has 22 years of experience in Finance and Accounting, primarily in the banking industry. Prior to joining First Business Financial Services, Inc., Mr. Ropella was Treasurer of a consumer products company. Prior to that, he was Treasurer of Firstar Corporation, now known as US Bank.

Michael J. Losenegger, age 51, has served as Chief Operating Officer of First Business Financial Services, Inc. since September 2006. Mr. Losenegger joined the Corporation in 2003 and has held various positions with First Business Bank including Chief Executive Officer, Chief Operating Officer and Senior Vice President of Business Development. Mr. Losenegger has over 23 years of experience in commercial lending. Prior to joining the Corporation, Mr. Losenegger was Senior Vice President of Lending at M&I Bank in Madison, Wisconsin.

Barbara M. Conley, age 55, joined First Business Financial Services, Inc. in December 2007 as Senior Vice President, General Counsel and Corporate Secretary. Ms. Conley has over 25 years of experience in commercial banking. Directly prior to joining the Corporation in 2007, Ms. Conley was a Senior Vice President in Corporate Banking with Associated Bank.

Mark J. Meloy, age 47, has served as President and Chief Executive Officer of First Business Bank since December 2007. Mr. Meloy joined the Corporation in 2000 and has held various positions including Executive Vice President of First Business Bank and President and Chief Executive Officer of First Business Bank — Milwaukee. Mr. Meloy has over 25 years of commercial lending experience. Prior to joining the Corporation, Mr. Meloy was a Vice President and Senior Relationship Manager with Firstar Bank, NA, Cedar Rapids, Iowa and Milwaukee, Wisconsin, working in their financial institutions group with mergers and acquisition financing.

Joan A. Burke, age 57, has served as President of First Business Bank’s Trust Division, a postion she has held since September 2001. Ms. Burke has over 30 years of experience in providing trust and investment advice. Prior to joining the Corporation, Ms. Burke was the President, Chief Executive Officer and Chairperson of the Board of Johnson Trust Company and certain of its affiliates.

Charles H. Batson, age 55, has served as the President and Chief Executive Officer of First Business Capital Corp since January 2006. Mr. Batson has 32 years of experience in asset-based lending. Directly prior to joining First Business Capital Corp., Mr. Batson served as Vice President and Business Development Manager for Wells Fargo Business Credit, Inc.

David J. Vetta, age 54, has served as President and Chief Executive Officer of First Business Bank-Milwaukee since January 2007. Directly prior to joining First Business Bank — Milwaukee, Mr. Vetta was Managing Director at Fifth Third Bank and Managing Director at JP Morgan Chase for nearly 30 years.

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

Our success depends on the economic conditions in the U.S. and general economic conditions in the specific local markets in which we operate, principally in Dane County, Wisconsin and to a lesser extent, Waukesha County, Wisconsin, and Outagamie County, Wisconsin. The origination of loans secured by real estate and business assets of those businesses is our primary business and our principal source of profits. Client demand for loans could be reduced further by a continued weakening economy, an increase in unemployment or an increase in interest rates in these areas. The duration and severity of the general adverse change in the economic conditions, including the decline in real estate and equipment values, that is prevailing in these areas could reduce our growth rate, impair our ability to collect loans or attract deposits, cause loans to become inadequately collateralized and generally have an adverse impact on our results of operations and financial condition.

We invest in collateralized mortgage obligations as a part of our asset portfolio due to the liquidity, favorable returns and flexibility with these instruments. In recent months, structured investments, such as collateralized mortgage obligations, have been subject to significant market volatility due to the uncertainty of their credit ratings, deterioration in credit quality occurring within residential mortgages, changes in prepayments of the underlying mortgages and the lack of transparency related to the credit quality of the underlying mortgages. A further decline in the U.S. economy or an extended disruption in the credit markets could have further adverse effects on the pricing, terms, liquidity and/or availability of these instruments.

The national and global economic downturn has recently resulted in unprecedented levels of financial market volatility which may depress the overall market value of financial institutions, limit access to capital, or have a material adverse effect on the financial condition or results of banking companies in general and our Corporation in particular. U.S. Treasury and FDIC programs have been initiated to address economic stabilization. There can be no assurance that the actions taken by the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market responses to those actions, will achieve their intended effect or will be continued. Actions include the initiation of the Capital Purchase Program, launch of the temporary liquidity guarantee program, and temporary increases in FDIC insurance levels.

Our commercial real estate loans involve larger principal amounts than residential mortgage or consumer loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.

We have a lending concentration in commercial real estate in the primary markets we service. Commercial real estate lending typically involves larger loan principal amounts than that for residential mortgage loans or consumer loans. Commercial real estate loans have historically been viewed as having more inherent risk of default inferring a higher potential loss on an individual loan basis. The repayment of these loans generally is dependent on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by commercial real estate are often dependent upon the successful operation and management of the properties, repayment of these loans may be affected by factors outside the borrower’s control, including adverse conditions in the real estate market or the economy. If the cash flow from the property is reduced, the borrower’s ability to repay the loan could be impacted. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions within our geographic areas. Adverse developments affecting real estate values in one or more of our markets could impact the collateral coverage associated with our commercial real estate loan portfolio. The deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan and lease loss and an increase in charge-offs, all of which could have a material adverse impact on our net income.

Our loan and lease loss allowance may not be adequate to cover actual losses.

We are exposed to the risk that our loan and lease clients may not repay their loans and leases according to their terms and that the collateral securing the payment of these loans and leases may be insufficient to assure repayment. We may experience significant loan and lease losses which could have a material adverse impact on operating results. There is a risk that some of our assumptions and judgments about the collectibility of the loan and lease portfolios could be formed from inaccurately assessed conditions. Those assumptions and judgments are based, in part, on assessment of the following conditions:

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

We maintain an allowance for loan and lease losses to cover probable losses inherent in the loan and lease portfolios. Additional loan and lease losses will likely occur in the future and may occur at a rate greater than that experienced to date. An analysis of the loan and lease portfolios, historical loss experience and an evaluation of general economic conditions are all utilized in determining the size of the allowance. Additional adjustments may be necessary to allow for unexpected volatility or deterioration in the local or national economy. If significant additions are made to the allowance for loan and leases losses, this would materially decrease net income. Additionally, regulators periodically review our allowance for loan and lease losses or identify further loan or lease charge-offs to be recognized based on judgments different from ours. Any increase in the loan or lease allowance for loan and lease charge-offs, including as required by regulatory agencies could have a material adverse impact on net income.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available or may not be on terms acceptable to us when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We may decide to raise additional capital to support continued growth, either internally or through acquisitions. In addition, the use of brokered deposits without regulatory approval is limited to banks that are “well capitalized” according to regulation. If our Banks are unable to maintain their capital levels at “well capitalized” minimums, we could lose a significant source of funding, which would force us to utilize additional wholesale funding or potentially sell loans at a time when loan sales pricing is unfavorable. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot be certain of our ability to raise additional capital in the future if needed or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth, deposit gathering and acquisitions could be materially impacted. The current economic environment and significant decline of financial institution stock prices and the overall capital markets provide for uncertainty of when capital would be available.

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

We encounter heavy competition in attracting commercial loan, equipment finance and deposit clients as well as trust and investment clients. We believe the principal factors that are used to attract core deposit accounts and that distinguish one financial institution from another include rates of return, types of accounts, service fees, convenience of office locations and hours and quality of service to the depositors. We believe the primary factors in competing for commercial loans are interest rates, loan fee charges, loan structure and timeliness and quality of service to the borrower.

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

Our success has been and will be greatly influenced by our continuing ability to retain the services of our existing senior management and, as we expand, to attract and retain additional qualified senior and middle management. If we unexpectedly lose key management personnel, or we are unable to recruit and retain qualified personnel in the future, that could have an adverse effect on our business and financial results.

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

Our businesses are subject to extensive state and federal government supervision, regulation, and control. Existing state and federal banking laws subject us to substantial limitations with respect to loans, purchases of securities, payment of dividends and many other aspects of our businesses. There can be no assurance that future legislation or government policy will not adversely affect the banking industry and our operations by further restricting activities or increasing the cost of compliance. See Item 1, Business - Supervision and Regulation.

Our trust operations subject us to financial and reputational risks.

We are subject to trust operations risk related to performance of fiduciary responsibilities. Clients may make claims and take legal action pertaining to our performance of our fiduciary responsibilities. Whether client claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact client demand for those products and services. Any financial liability or reputational damage could have a material adverse affect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

If we are unable to keep pace with technological advances in our industry, our ability to attract and retain clients could be adversely affected.

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving clients, the effective use of technology increases our efficiency and enables our financial institutions to reduce costs. Our future success will depend in part on our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as create additional efficiencies in our operations. A number of our competitors have substantially greater resources to invest in technological improvements, as well as significant economies of scale. There can be no assurance that we will be able to implement new technology-driven products and services to our clients. If we fail to do so, our ability to attract and retain clients may be adversely affected.

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

We are exposed to risks of environmental liabilities with respect to secured properties or properties to which we take title.

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

Our stock is thinly traded.

Low volume of trading activity of our stock may make it difficult for investors to resell their common stock when they want at prices they find attractive. Our stock price can fluctuate significantly in response to a variety of factors and the volume of shares traded can be influenced by:

•	limited research analysis performed on our Corporation;

•	operating results and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding us and/or our competitors; and

•	changes in government regulations.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest changes or credit loss trends could also cause our stock price to decrease regardless of operating results.

Item 1b.	Unresolved Staff Comments

None

Item 2.	Properties

The following table provides certain summary information with respect to the principal properties that we leased as of December 31, 2008:

Location	Function	Expiration Date

401 Charmany Drive, Madison, WI	Full service banking location of First Business Bank and office of First Business Financial Services, Inc.	2016
18500 W. Corporate Drive, Brookfield, WI	Full service banking location of First Business Bank - Milwaukee	2010
3913 West Prospect Avenue, Appleton, WI	Loan production office of First Business Bank	2017
230 Ohio Street, Oshkosh, WI	Loan production office of First Business Bank	2017

FBB also conducts trust and investment business from a limited purpose branch located at 3500 University Avenue, Madison, Wisconsin. Office space is also leased in Burnsville, Minnesota, Independence, Ohio, St. Louis, Missouri, and Chicago, Illinois under short-term lease agreements which have terms of less than one year. See Note 6 and Note 16 to the Consolidated Financial Statements for more information regarding leasehold improvements and equipment and operating lease agreements.

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

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote during a special meeting of shareholders held December 30, 2008:

	Number of Shares
	For	Against	Abstained	Withheld	Non-Votes

Amendment to our Restated Articles to increase our authorized common stock	1,480,608	576,429	8,900	—	—
Authorization to issue 2,500,000 shares of one or more new series of preferred stock, par value of $0.01 per share, and terminate the existing authorization to issue Series A and Series B preferred stock	1,556,163	499,438	10,336	—	—

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of FBFS is traded on the Nasdaq National Market under the symbol “FBIZ”. At February 10, 2009, there were approximately 477 shareholders of record of FBFS common stock.

The following table presents the range of high and low closing sale prices of our common stock for each quarter within the two most recent fiscal years, according to information available, and cash dividends declared for the years ended December 31, 2008 and 2007, respectively.

			Dividend
	High	Low	Declared

2008
1st Quarter	$17.94	$15.90	$0.07
2nd Quarter	19.64	15.53	0.07
3rd Quarter	17.48	14.01	0.07
4th Quarter	17.25	13.00	0.07
2007
1st Quarter	$22.67	$21.26	$0.065
2nd Quarter	22.50	19.80	0.065
3rd Quarter	20.93	17.70	0.065
4th Quarter	19.05	17.50	0.065

The timing and amount of future dividends are at the discretion of the Board of Directors of the Corporation (the Board) and will depend upon the consolidated earnings, financial condition, liquidity and capital requirements of the Corporation and its subsidiaries, the amount of cash dividends paid to the Corporation by its subsidiaries, applicable government regulations and policies and other factors considered relevant by the Board. Refer to Item 1, Business — Supervision and Regulation for additional discussion regarding the limitations on dividends and other capital contributions by the Banks to the Corporation. The Board anticipates it will continue to pay quarterly dividends in amounts determined based on the above factors.

The following table summarizes compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2008.

Equity Compensation Plan Information
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants, and Rights.	Warrants, And Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	157,290	$22.01	116,694

On November 20, 2007, the Corporation publicly announced a stock repurchase program whereby the Corporation would repurchase up to approximately $1,000,000 of the Corporation’s outstanding stock.

Issuer Purchases of Securities
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	Per Share	or Programs	Programs

October 1 — 31, 2008	-	-	-	$177,150
November 1 — 30, 2008	-	-	-	177,150
December 1 — 31, 2008	-	-	-	177,150

Item 6.	Selected Consolidated Financial Data

Three Year Comparison of Selected Consolidated Financial Data

	As of and For the Year Ended December 31,
	2008	2007	2006
	(Dollars In Thousands, Except Share Data)

FOR THE YEAR:
Interest income	$59,773	$59,488	$47,660
Interest expense	33,515	36,280	28,689

Net interest income	26,258	23,208	18,971
Provision for loan and lease losses	4,299	2,904	1,519
Non-interest income	5,137	4,416	3,674
Non-interest expense	20,873	19,657	15,698
Loss on foreclosed properties	1,043	-	-
Income tax expense	2,056	1,807	1,681

Net income	$3,124	$3,256	$3,747

Yield on earning assets	6.39%	7.36%	7.21%
Cost of funds	3.89	4.91	4.77
Interest rate spread	2.50	2.45	2.44
Net interest margin	2.81	2.87	2.87
Return on average assets	0.32	0.39	0.54
Return on average equity	6.11	6.86	8.65

ENDING BALANCE SHEET:
Total Assets	$1,010,786	$918,438	$788,323
Securities	109,124	97,378	100,008
Loans and leases, net	840,546	771,633	639,867
Deposits	838,874	776,060	640,266
Borrowed funds	94,526	81,986	92,970
Junior subordinated notes	10,315	-	-
Stockholders’ equity	53,006	48,552	45,756

FINANCIAL CONDITION ANALYSIS:
Allowance for loan losses to year-end loans	1.39%	1.26%	1.28%
Allowance to non-accrual loans	72.75	111.17	748.06
Net charge-offs to average loans	0.28	0.19	-
Non-accrual loans to gross loans	1.91	1.13	0.17
Average equity to average assets	5.27	5.64	6.26
STOCKHOLDERS’ DATA:
Basic earnings per share	$1.29	$1.33	$1.53
Diluted earnings per share	1.28	1.32	1.52
Book value per share at end of period	20.82	19.35	18.36
Dividend declared per share	0.28	0.26	0.24
Dividend payout ratio	21.71%	19.55%	15.68%
Shares outstanding	2,545,546	2,509,213	2,493,578

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this report, and in any oral statements made with the approval of an authorized executive officer, the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including, without limitation, changes in economic conditions in the market area of FBB or FBB – Milwaukee, changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in the market area of FBB or FBB – Milwaukee, borrowers defaulting in the repayment of loans and competition. These risks could cause actual results to differ materially from what FBFS has anticipated or projected. These risk factors and uncertainties should be carefully considered by potential investors. See Item 1A – Risk Factors for discussion relating to risk factors impacting the Corporation. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-K could affect the financial performance of FBFS and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.

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

Overview

Our principal business is conducted by FBB and FBB – Milwaukee and certain subsidiaries of FBB and consists of a full range of commercial banking products and services tailored to meet the financial service needs of small and medium size businesses, business owners, executives, professionals, and high net worth individuals. Products include commercial lending, asset-based lending, equipment financing, trust and investment services and a broad range of deposit products. Our profitability depends on our ability to execute our established growth strategy and on the outcome of efforts in controlling the areas of net interest income, provision for loan and lease losses, non-interest income, and non-interest expenses.

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

Our operating philosophy is focused on local decision making and local client service from each of our primary banking locations in Madison, Brookfield and Appleton, Wisconsin combined with the efficiency of centralized administrative functions such as support for information technology, finance and accounting and human resources. We believe we have a unique niche business banking model and we consistently operate within this niche. This allows us to provide a great deal of expertise in providing financial solutions to our clients with an experienced staff to serve our clients on an ongoing basis. In 2008, our primary strategy was to capitalize on the investment in business development officers made in the prior years and focus on improving our return on equity while continuing to grow our company. The growth in revenue producing assets combined with controlled expense growth served to increase growth in net income before the costs of credit. Costs of credit include the provision for loan and leases losses as well as losses on foreclosed properties.

During 2008, the U.S. and world economies have experienced unprecedented changes in the capital and credit markets that have adversely affected the U.S. banking industry. The turmoil in the credit and capital markets has adversely impacted real estate values, businesses and the demand for credit, and the overall economic climate. Many financial institutions have sought merger partners or buyers, been forced to raise additional capital or forced into liquidation. The U.S. government has instituted several programs to stabilize the U.S. financial system and/or stimulate the U.S. economy that, among other things, were directed at increasing the capital bases of financial institutions.

The current economic environment presents significant challenges for us and our industry. We believe that our historic policies and underwriting practices, which we believe to be conservative, have left us well-positioned in the current economic climate as compared to many U.S. financial institutions. Consequently, we do not anticipate making any significant changes to our lending and underwriting criteria. In some cases, we believe the current economic environment creates opportunities for us to increase market share as other lenders have been forced to decrease lending or exit some of our markets.

As of December 31, 2008, our capital position and the capital position of each of our Banks is greater than regulatory minimum requirements and each of our Bank’s regulatory capital is greater than the minimum required to be “well capitalized” under Prompt Corrective Action Requirements.

However, we are not immune to the current business climate. Our provision for loan and lease losses increased to $4.3 million in 2008 as compared to $2.9 million in 2007. During 2008, we also incurred a $1.0 million loss on foreclosed properties, compared to no losses recorded in 2007. As of December 31, 2008, our total non-performing assets increased to $19.3 million, or 1.91% of total assets as compared to $9.5 million at December 31, 2007, or 1.04% of total assets. We continually monitor our loan and lease portfolio and have added steps to our monitoring processes.

During 2008, we submitted an application to participate in the Capital Purchase Program, or CPP, offered by the U.S. Department of Treasury. Under the terms of the application we would issue preferred shares with a liquidation preference of no less than $9 million and no more than $27 million. We have received preliminary approval to participate in this program. Due to the changes in the economic stimulus plans and changes in the terms and conditions of the CPP, we may or may not ultimately decide to participate in the plan.

Operational highlights

•	Our total assets increased to $1.0 billion as of December 31, 2008, a 10.1% increase as compared to $918.4 million at December 31, 2007. The asset growth was primarily due to increases in our loan and lease portfolio assets.

•	Net income for the year was $3.1 million compared to $3.3 million in 2007.

•	During 2008, our return on average equity was 6.11% compared to 6.86% in 2007.

•	Top line revenue increased 13.7% to $31.4 million compared to $27.6 million in 2007.

•	Our net interest margin decreased slightly to 2.81% as compared to 2.87% in 2007.

Recent Developments and Other Income Tax Matters

On February 19, 2009, the State of Wisconsin passed the Budget Stimulus Bill containing a number of provisions affecting business taxpayers including the adoption of unitary combined reporting. Effective for tax periods beginning January 1, 2009, corporations engaged in a unitary business are required to report their share of income from that unitary business to Wisconsin through the use of a combined report. Key components of the new combined reporting requirements include the following:

•	Many types of corporate entities, including certain activities of foreign entities, financial institutions and domestic insurance companies, are included in the combined group;

•	A greater than fifty percent direct or indirect ownership test applies for determining which corporate entities are included in the combined group;

•	The definition of a “unitary business” is construed as broadly as permitted under the U.S. Constitution and there is a presumption that a unitary business exists if certain factors – such as centralized management, intercorporate debts, or intercorporate services – are present;

•	Only specified losses (e.g., losses generated when included in a combined report) may be shared amongst members of the combined group; and

•	Members of combined group shall be jointly and severally liable for costs, penalties, interest and taxes associated with the combined report.

We are currently evaluating the impact on our consolidated results of operations due to the adoption of this new tax legislation. We believe that our Nevada Investment subsidiaries will be included in the unitary group and will be subject to Wisconsin income tax beginning on January 1, 2009.

Like the majority of financial institutions located in Wisconsin, FBB transferred investment securities and loans to out-of-state investment subsidiaries. FBB’s Nevada investment subsidiaries now hold and manage these assets. The investment subsidiaries have not filed returns with, or paid income or franchise taxes to, the State of Wisconsin. The Wisconsin Department of Revenue (the Department) implemented a program to audit Wisconsin financial institutions which formed investment subsidiaries located outside of Wisconsin, and the Department has generally indicated that it intends to assess income or franchise taxes on the income of the out-of-state investment subsidiaries of Wisconsin financial institutions. FBB received a Notice of Audit from the Department that cover the years from 1999 through 2005 and relates primarily to the issue of income of the Nevada investment subsidiaries. During 2007, FBCC received a Notice of Audit from the Department that covers the years from 2001 through 2005. During 2004, the Department offered a blanket settlement agreement to most banks in Wisconsin having Nevada investment subsidiaries. The Department has not issued an assessment to FBB or FBCC, but the Department has stated that it intends to do so if the matter is not settled.

Prior to the formation of the investment subsidiaries, FBB obtained private letter rulings from the Department regarding the non-taxability of income generated by the investment subsidiaries in the State of Wisconsin. FBB believes it complied with Wisconsin law and the private rulings received from the Department. Should an assessment be forthcoming, FBB intends to defend its position vigorously through the normal administrative appeals process in place at the Department and through other judicial channels should they become necessary. Although FBB will vigorously oppose any such assessment, there can be no assurance that the Department will not be successful in whole or in part in its efforts to tax the income of FBB’s Nevada investment subsidiary. FBB and FBCC have accrued, as a component of current state income tax expense, an estimated liability including interest which is the most likely amount within a range of probable settlement amounts. We do not expect the resolution of this matter to materially affect our consolidated results of operations and financial position beyond the amounts accrued.

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

Allowance for Loan and Lease Losses.  The allowance for loan and lease losses represents our recognition of the risks of extending credit and our evaluation of the quality of the loan and lease portfolio and as such, requires the use of judgment as well as other systematic objective and quantitative methods. The risks of extending credit and the accuracy of our evaluation of the quality of the loan and lease portfolio are neither static nor mutually exclusive and could result in a material impact on our consolidated financial statements. We could over-estimate the quality of the loan and lease portfolio resulting in a lower allowance for loan and lease losses than necessary, overstating net income and equity. Conversely, we could under-estimate the quality of the loan and lease portfolio, resulting in a higher allowance for loan and lease losses than necessary, understating net income and equity. The allowance for loan and lease losses is a valuation allowance for probable credit losses, increased by the provision for loan and lease losses and decreased by charge-offs, net of recoveries. We estimate the allowance balance required and the related provision for loan and lease losses based on quarterly evaluations of the loan and lease portfolio, with particular attention paid to loans and leases that have been specifically identified as needing additional management analysis because of the potential for further problems. During these evaluations, consideration is also given to such factors as the level and composition of impaired and other non-performing loans and leases, historical loss experience, results of examinations by regulatory agencies, independent loan and lease reviews, the market value of collateral, the strength and availability of guarantees, concentration of credits and other factors. Allocations of the allowance may be made for specific loans or leases, but the entire allowance is available for any loan or lease that, in our judgment, should be charged off. Loan and lease losses are charged against the allowance when we believe that the uncollectibility of a loan or lease balance is confirmed. See Note 1 to the Consolidated Financial Statements for further discussion of the allowance for loan and lease losses.

We also continue to pursue all practical and legal methods of collection, repossession and disposal of problem loans, and adhere to high underwriting standards in our origination process in order to continue to maintain strong asset quality. Although we believe that the allowance for loan and lease losses is adequate based upon current evaluation of loan and lease delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Should the quality of loans or leases deteriorate, then the allowance for loan and lease losses would generally be expected to increase relative to total loans and leases. When loan or lease quality improves, then the allowance would generally be expected to decrease relative to total loans and leases.

Income Taxes.  FBFS and its wholly owned subsidiaries file a consolidated federal income tax return and separate state tax returns. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The determination of current and deferred income taxes is based on complex analyses of many factors, including the interpretation of federal and state income tax laws, the difference between the tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts currently due or owed, such as the timing of reversals of temporary differences and current accounting standards. Prior to January 1, 2007, we accrued through our current income tax provision, the amounts deemed probable of assessment related to federal and state income tax expenses. Such accruals would be reduced when such taxes are paid or reduced by way of a credit to the current income tax provision when it is no longer probable that such taxes will be paid.

Beginning January 1, 2007, we apply a more likely than not approach to each of our tax positions when determining the amount of tax benefit to record in our consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. We have made our best estimate of valuation allowances utilizing positive and negative evidence and evaluation of sources of taxable income including tax planning strategies and expected reversals of timing differences to determine our best estimate of valuation allowances needed for deferred tax assets on certain net operating loss carryforwards and other temporary differences. Realization of deferred tax assets over time is dependent on our ability to generate sufficient taxable earnings in future periods. A valuation allowance has been established for the future benefits attributable to certain of our state net operating losses. We have also made our best estimate of the probable loss related to a state tax exposure matter. These estimates are subject to change. Changes in these estimates could adversely affect future consolidated results of operations.

FBFS and its subsidiaries have state net operating loss (NOL) carryforwards as of December 31, 2008 of approximately $49.6 million, which expire in years 2009 through 2024. The majority of the state NOL carryforwards are attributable to the State of Wisconsin. See Note 17 to the Consolidated Financial

Statements for further discussion of income taxes. The federal and state taxing authorities who make assessments based on their determination of tax laws may periodically review our interpretation of federal and state income tax laws. Tax liabilities could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities based on the completion of taxing authority examinations.

As noted elsewhere herein, in June 2004, Business Banc Group LTD (BBG) shareholders completed the exchange of their 49% minority ownership in BBG to FBFS for shares of FBFS. This event resulted in FBFS owning 100% of BBG shares. BBG was subsequently dissolved, and as a result, FBB – Milwaukee became a direct wholly-owned subsidiary of FBFS. Since 2004, FBFS has filed a consolidated federal tax return with FBB – Milwaukee enabling the usage of FBB — Milwaukee’s NOL carryforwards to offset consolidated federal taxable income, subject to certain IRS annual limitations. As of December 31, 2008, we have fully utilized the BBG Federal NOL.

Lease Residuals.  We lease machinery and equipment to clients under leases which qualify as direct financing leases for financial reporting and as operating leases for income tax purposes. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual value (approximating 3 to 20% of the property cost of the related equipment), are recorded as lease receivables when the lease is signed and the lease property is delivered to the client. Residual value is the estimated fair market value of the leased equipment upon lease termination. In estimating the equipment’s fair value, we rely on historical experience by equipment type and manufacturer published sources of used equipment prices, internal evaluations and, where available, valuations by independent appraisers, adjusted for known trends. Our estimates are reviewed regularly to ensure reasonableness; however, the amounts we will ultimately realize could differ from the estimated amounts. Where declines in residual amounts due to adverse conditions of the lessee are estimated to be other-than-temporary, the residual amount is reduced and a loss is recorded. See Note 1 to the Consolidated Financial Statements for further discussion of leases and lease residuals.

Goodwill and Other Intangible Assets.  Goodwill was recorded as a result of the acquisition of the 49% interest in BBG on June 1, 2004, the purchase price of which exceeded the fair value of the net assets acquired. Goodwill is reviewed at least annually, as of June 30, for impairment. This review requires judgment. If goodwill is determined to be impaired, a reduction in value would be expensed in the period in which it became impaired. No impairments have been recognized for the years ended December 31, 2008 or 2007. Our goodwill impairment evaluation is based upon discounted cash flows of the subsidiary reporting unit with further evaluation of the consolidated entity market capitalization. A series of assumptions, including the discount rate applied to the estimated future cash flows, are embedded within the evaluation. These assumptions and estimates are subject to changes. There can be no assurances that discount rates will not increase, projected earnings and cash flows of our subsidiary reporting unit will not decline, and facts and circumstances influencing our consolidated market capitalization will not be altered. Accordingly, an impairment charge to goodwill and other intangible assets may be required if the book equity of our subsidiary reporting unit exceeds its fair value. An impairment charge to goodwill could have an adverse impact on future consolidated results of operations. See Note 1 and Note 7 to the Consolidated Financial Statements for further discussion of goodwill and other intangible assets.

Judgment is also used in the valuation of other intangible assets consisting of a core deposit intangible and a client list from a purchased brokerage/investment business. Core deposit intangibles were recorded for core deposits acquired in the BBG acquisition which was accounted for using the purchase method of accounting. The core deposit intangible assets were recorded under the presumption that they provide a more favorable source of funding than wholesale borrowings. An intangible asset was recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. The original estimate of the underlying lives of core deposits is fifteen years and ten years for the client list. These definite life intangible assets are amortized over the expected useful life. If it is determined that the deposits or the client list have shorter lives, the assets will be adjusted and an expense will be recorded for the amount that is impaired. No adjustments to the estimated useful lives of these intangible assets were made during the years ended December 31, 2008 or 2007.

Results of Operations
Comparison of the Years Ended December 31, 2008 and 2007

Overview.  Net income for the year ended December 31, 2008 was $3.1 million, a decline of 4.1%, or $132,000, from $3.3 million for the year ended December 31, 2007. The principal factors that contributed to this decline include an increase in the provision for loan and lease losses and an increase in non-interest expenses. The provision for loan and lease losses increased $1.4 million primarily as a result of an increase in inherent risk directly related to a growing loan portfolio coupled with an increase in our non-performing loans and leases influenced by the declining economic environment. Non-interest expenses increased $2.3 million primarily due to losses on foreclosed properties caused by post-foreclosure impairments taken to record our other real estate owned at its estimated fair value. Positive factors offsetting the decline in net income include an increase in net interest income of $3.1 million, the result of volume increases associated with our organic growth and an increase in our interest rate spread, and a $721,000 increase in non-interest income which is primarily driven by increased service charges on deposits and initial fair value related to new interest rate swap contracts. Basic earnings per share were $1.29 and $1.33 for the years ended December 31, 2008 and 2007, respectively. Diluted earnings per share were $1.28 and $1.32 for the years ended December 31, 2008 and 2007, respectively. The decline in both basic and diluted earnings per share was directly related to the 4.1% decline in net income for the year ended December 31, 2008. Return on average assets and return on average equity are 0.32% and 6.11%, respectively for the year ended December 31, 2008 compared to 0.39% and 6.86%, respectively, for the year ended December 31, 2007.

Top Line Revenue.  Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. We use this measure to monitor our revenue growth and as one third of the performance measurements used for our non-equity incentive plans. The growth in top line revenue of 13.7% exceeded our targeted growth of 10.0% over the prior year. The components of top line revenue were as follows:

	For the Year Ended
	December 31,
	2008	2007	Change
	(In Thousands)

Net interest income	$26,258	$23,208	13.1%
Non-interest income	5,137	4,416	16.3

Total top line revenue	$31,395	$27,624	13.7

Adjusted Net Income.  Adjusted net income is comprised of our net income as presented under generally accepted accounting principles (GAAP) adjusted for the after tax effects of the provision for loan and lease losses and actual net charge-offs incurred during the year. We have experienced organic growth in our loan and lease portfolio. As a result of this organic growth and the need for an additional provision for loan and lease losses required to support the increased inherent risk associated with a growing portfolio, we adjust our GAAP net income for the after tax effects of the provision for loan and lease losses and related net charge-off activities to allow our management to better analyze the growth of our earnings, including a comparison to our benchmark peers. Institutions with different loan and lease growth rates may not have comparable provisions for loan and lease loss amounts and net charge-off activity. We also use this measurement as one of three performance measurements used for our non-equity incentive plans. Our targeted growth in adjusted net income is 10% over the prior year. Growth in our adjusted net income for the year ended December 31, 2008 was 3.1%. Additional loan charge-offs contributed to the limited growth of adjusted net income despite our controlled expense initiatives and positive top line revenue result. In our judgment, presenting net income excluding the after tax effects of the provision for loan and lease losses and actual net charge-offs allows investors to trend, analyze and benchmark our results of operations in a more meaningful manner. Adjusted net income is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP. A reconciliation of net income to adjusted net income is as follows:

	For the Year Ended
	December 31,
	2008	2007	Change

Net income, presented under US GAAP	$3,124	$3,256	(4.1)%
Add back:
Provision for loan and lease losses, after tax	2,613	1,765	48.0
Less:
Net charge-offs , net of tax	1,402	818	71.4

Adjusted net income	$4,335	$4,203	3.1

Return on Equity.  We view return on equity as an important measurement for monitoring profitability and we focused on improving our return on equity throughout 2008. To align our employees’ focus on profitability with a meaningful measure used by our shareholders, beginning in 2008, return on equity is one third of the performance measurements used for our non-equity incentive plans that covers substantially all of our employees. Our targeted return on equity for the year ended December 31, 2008 was 10.5%. Actual return on equity for the year ended December 31, 2008 was 6.11% compared to 6.86% for the year ended December 31, 2007. The decline in return on equity is directly related to the decline in net income.

Net Interest Income.  Net interest income depends on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management strategies used by management in responding to such changes. The dollar volume of loans, leases and investments compared to the dollar volume of deposits and borrowings, combined with the interest rate spread, produces the changes in net interest income between periods. The table below provides information with respect to (1) the effect on interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the effect on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the changes in rate/volume (changes in rate multiplied by changes in volume) for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Rate/Volume Analysis

	Increase (Decrease) For the Year Ended December 31,
	2008 Compared to 2007
			Rate/
	Rate	Volume	Volume	Net
	(In Thousands)

Interest-Earning Assets
Commercial real estate and other mortgage loans	$(4,767)	$4,854	$(660)	$(568)
Commercial and industrial loans	(2,843)	2,459	(383)	(772)
Leases	(6)	258	(1)	251
Consumer loans	(32)	1,246	(198)	1,016

Total loans and leases receivable	(7,648)	8,817	(1,242)	(73)
Mortgage-related securities	80	439	8	527
Investment securities	3	(50)	(3)	(50)
FHLB Stock	(45)	3	(3)	(45)
Fed funds sold and other	(30)	7	(4)	(27)
Short-term investments	(62)	38	(23)	(47)

Total net change in income on interest-earning assets	(7,702)	9,254	(1,267)	285

Interest-Bearing Liabilities
NOW accounts	(1,755)	(173)	107	(1,821)
Money market	(4,631)	(978)	588	(5,021)
Certificates – regular	(1,183)	5,175	(316)	3,676
Certificates – large	(701)	1,161	(321)	139

Total deposits	(8,270)	5,185	58	(3,027)
Junior subordinated debentures	296	296	(296)	296
FHLB advances	(136)	295	(32)	127
Other borrowings	(791)	910	(280)	(161)

Total net change in expense on interest-bearing liabilities	(8,901)	6,686	(550)	(2,765)

Net change in net interest income	$1,199	$2,568	$(717)	$3,050

Interest income was $59.8 million for the year ended December 31, 2008, an increase of $285,000, or 0.05%, from the year ended December 31, 2007. Despite the growth in our investment and loan and lease portfolio, interest income remained flat due to the declining interest rate environment. The average balance of the commercial real estate and other mortgage loan portfolio was $547.1 million with an average yield of 6.35% compared to an average balance of $481.0 million with an average yield of 7.34% for the year ended December 31, 2007. Yields on our commercial real estate and other mortgage loan portfolio decreased 99 basis points. The majority of the loans in this portfolio are fixed rate in nature and are minimally impacted by a volatile interest rate market; however, as the banking industry continues to endure a difficult environment, competition for the highest asset quality loans is putting pressure on our ability to grow the loan portfolio at rates similar to those we experienced in recent years. An increased amount of non-accrual loans impacts the overall yield on the commercial real estate loans. In addition, the change in the yields on the commercial loans is influenced by the percentage of our variable rate loan portfolio that is subject to interest rate floors. Our variable rate loans are typically indexed to Prime or the London Interbank Offer Rate (LIBOR). The average LIBOR and Prime rates dropped substantially throughout 2008. At December 31, 2008, the Prime rate was 3.25% compared to 7.25% at December 31, 2007.

The average balance of the commercial and industrial loan portfolio was $227.8 million with an average yield of 7.56% for the year ended December 31, 2008 compared to an average balance of

$200.4 million with an average yield of 8.98% for the year ended December 31, 2007. The yields on our commercial and industrial portfolio dropped 142 basis points. Similar to the commercial real estate loans, this basis point decline is partially attributable to the volatility in the LIBOR and Prime rates that occurred during 2008. The decrease in the yield on the commercial and industrial portfolio is partially offset by the recognition of non-origination fees collected in lieu of interest as part of our ongoing servicing of established relationships. For the years ended December 31, 2008 and 2007, these fees were approximately $2.0 million and $595,000, respectively.

Interest expense was $33.5 million for the year ended December 31, 2008, a decrease of $2.8 million, or 7.6%, from the year ended December 31, 2007. Rates on our interest-bearing deposit liabilities decreased 102 basis points. The decrease in interest expense was caused by the significant declines in the rates paid on local deposits due to the falling interest rate environment, specifically the federal funds interest rate which we use as a guideline to price our money market and NOW accounts. Given the historic low levels of short-term rates, many of our deposits are at an implied floor and are unable to be reduced any further putting additional pressure on our net interest margin. A significant source of our funding is from the brokered certificate of deposit market. As the demand for liquidity among financial institutions remained high, combined with the fixed rate nature of these deposits, the decline in our deposit rates was not correlated with the decline in the related market indices. Average deposit balances, including brokered deposits, were approximately $777.3 million with a weighted average cost of funds of 3.79% for the year ended December 31, 2008 compared to an average balance of $676.7 million with a weighted average cost of funds of 4.80% for the year ended December 31, 2007.

Average borrowings, including junior subordinated notes, were $84.2 million with a weighted average cost of funds of 4.85% for the year ended December 31, 2008 compared to an average balance of $62.4 million with a weighted average cost of funds of 6.13% for the year ended December 31, 2007. The decline in the yield on our total borrowings is attributable to the overall decline in the average LIBOR rate. Our FHLB advances are fixed rate and there has been minimal change in the composition of this portfolio. Our subordinated debt is variable and indexed to LIBOR which accounts for the majority of the decline in our average cost of funds in 2008. In September 2008, we issued $10.3 million of junior subordinated notes with a fixed rate of 10.5%.

Net interest margin was 2.81% for the year ended December 31, 2008 compared to 2.87% for the year ended December 31, 2007. The six basis point compression of our net interest margin is primarily caused by a lower contribution from net free funds (attributable to the lower interest rate environment in 2008 which decreased the value of non-interest bearing deposits, a principal component of net free funds). We continue to manage the composition and duration of interest bearing liabilities to limit our exposure to changing interest rates; however, this has become a more difficult task in the current, challenging interest rate environment.

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

	For the Year Ended December 31,
	2008			2007

			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)

Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$547,177	$34,739	6.35%	$481,039	$35,307	7.34%
Commercial and industrial loans	227,795	17,228	7.56	200,414	18,000	8.98
Leases	28,398	1,803	6.35	24,346	1,552	6.37
Consumer loans	22,648	1,214	5.36	3,106	198	6.37

Total loans and leases receivable(1)	826,018	54,984	6.66	708,905	55,057	7.77
Mortgage-related securities(2)	101,787	4,694	4.61	92,094	4,167	4.52
Investment securities(2)	261	10	3.83	1,640	60	3.66
Federal Home Loan Bank stock	2,367	-	-	2,230	45	2.02
Fed funds sold and other	1,267	29	2.29	1,118	56	5.01
Short-term investments	3,030	56	1.85	2,212	103	4.66

Total interest-earning assets	934,730	59,773	6.39	808,199	59,488	7.36
Non-interest-earning assets	34,630			32,539

Total assets	$969,360			$840,738

Interest-Bearing Liabilities
NOW accounts	$63,089	1,017	1.61	$67,189	2,838	4.22
Money market	149,727	2,678	1.79	171,508	7,699	4.49
Certificates-regular	491,540	23,061	4.69	387,974	19,385	5.00
Certificates-large	72,924	2,675	3.67	50,025	2,536	5.07

Total deposits	777,280	29,431	3.79	676,696	32,458	4.80
Junior subordinated notes	2,734	296	10.83	-	-	-
FHLB advances	31,840	1,383	4.34	25,776	1,256	4.87
Other borrowings	49,585	2,405	4.85	36,605	2,566	7.01

Total interest-bearing liabilities	861,439	33,515	3.89	739,077	36,280	4.91
Non-interest-bearing liabilities	56,817			54,204

Total liabilities	918,256			793,281
Stockholders’ equity	51,104			47,457

Total liabilities and stockholders’ equity	$969,360			$840,738

Net interest income/interest rate spread		$26,258	2.50%		$23,208	2.45%

Net interest-earning assets	$73,291			$69,122

Net interest margin			2.81%			2.87%
Average interest-earning assets to average interest-bearing liabilities	108.51%			109.35%
Return on average assets	0.32			0.39
Return on average equity	6.11			6.86
Average equity to average assets	5.27			5.64
Non-interest expense to average assets	2.26			2.34

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost of basis of assets held and available for sale.

Provision for Loan and Lease Losses.  The provision for loan and lease losses totaled $4.3 million for the year ended December 31, 2008 compared to $2.9 million for the year ended December 31, 2007. The $1.4 million increase in the provision for loan and lease losses is primarily due to the increased inherent risk associated with a growing loan and lease portfolio, an increased amount of impaired loans and other factors prescribed by our allowance for loan and lease methodology, and charge-offs in excess of established specific reserves resulting in additional provision to maintain the allowance for loan and lease losses at the reserve level prescribed by our methodology. During the fourth quarter of 2008, we recorded a large charge-off, approximately $1.0 million, relating to a manufacturing client that inaccurately reported its allowable collateral and is now in the process of liquidation. As a result of the charge-off and our best estimate of the value of the remaining collateral available through the liquidation process, we recorded an additional specific reserve of approximately $450,000. The provision for loan and lease losses is dependent upon the credit quality of loans and leases, the increased inherent risk associated with a larger portfolio, the risk inherent in specific loan types and our assessment of the collectibility of loans and leases under current economic conditions. While we have made no significant changes to our loan and lease policies in 2008 or 2007, current economic conditions have caused us to add additional rigor to our underwriting and monitoring processes. To establish the appropriate level of the allowance for loan and lease losses, we regularly review our historical charge-off migration analysis and an analysis of the current level and trend of several factors that we believe may indicate losses in the loan and lease portfolio. These factors include delinquencies, volume, average size, average risk rating, technical defaults, geographic concentrations, industry concentrations, loans and leases on the management attention watch list, experience in the credit granting functions and changes in underwriting standards, and level of non-performing assets and related fair value of underlying collateral. Refer to Allowance for Loan and Lease Losses for further information.

Non-Interest Income.  Non-interest income, consisting primarily of fees earned for trust and investment services, service charges and fees on deposits and loans and increases in cash surrender value of bank-owned life insurance, increased $721,000, or 16.3%, to $5.1 million for the year ended December 31, 2008, from $4.4 million for the year ended December 31, 2007.

Trust and investment services fee income increased $42,000, or 2.2% to $2.0 million for the year ended December 31, 2008 compared to $1.9 million for the year ended December 31, 2007. Trust and investment services fee income can be broken into two components: trust fee income and brokerage income. Trust fee income was $1.6 million for the year ended December 31, 2008 compared to $1.5 million for the year ended December 31, 2007. Trust fee income is driven by the market values of assets under management. As clients add or withdraw assets and market values fluctuate, so does trust revenue. At December 31, 2008, we had $254.4 million of trust assets under management. This is a $36.7 million decrease, or 12.6%, from assets under management of $291.2 million at December 31, 2007. The decrease in trust assets under management is a direct result of the declining equity market values of such assets over the course of the year. Although we have experienced a decline in our assets under management, our trust fee income increased due to our ability to attract additional clients and related assets to allow us to continue to grow our business and trust fee income.

The second component of trust and investment services fee income relates to brokerage income. Brokerage income is comprised of commissions on trading activity and 12b-1 fees on mutual fund positions. At December 31, 2008, the brokerage assets under administration decreased by $41.0 million, or 27.7%, to $106.8 million compared to $147.8 million at December 31, 2007. As a result of decreased client activity and equity market declines, brokerage income decreased by approximately $60,000, or 13.3%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Service charges on deposits increased $385,000, or 53.8%, to $1.1 million for the year ended December 31, 2008 from $715,000 for the year ended December 31, 2007. The increase in service charge income is in direct correlation to the declining interest rate environment. Our demand deposit clients receive an earnings credit based upon current market rates and balances kept within our Banks. These earnings credits are utilized to reduce the service charges incurred on their deposit accounts. As the interest rate index utilized to calculate the earnings credit has substantially declined, the majority of our clients do not have sufficient earnings credits to fully eliminate the service charges on their accounts, resulting in increased service charge income recognized within our consolidated financial statements.

Beginning in the third quarter of 2008, we started offering interest rate swap products directly to our qualified commercial borrowers. We simultaneously economically hedged these client derivative transactions by entering into offsetting interest rate swap contracts with dealer counterparties. Derivative transactions executed as part of this program are not designated as hedge relationships and are marked-to-market through earnings each period. We recognized income in the consolidated income statements related to the initial fair value for the swaps which for the year ended December 31, 2008 totaled $188,000. Change in fair value of non-hedge derivative contracts is included in other income in the consolidated statements of income. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value primarily offsetting through earnings each period. Each of the swap contracts include a credit risk component of the fair value calculation which is included in earnings but was not significant for the year ended December 31, 2008.

Income associated with increases in the cash surrender value of life insurance policies increased $45,000, or 6.5%, to $742,000 for the year ended December 31, 2008 compared to $697,000 for the year ended December 31, 2007. The increase in cash surrender value is due to positive market performance of the policies.

Non-Interest Expense.  Non-interest expense increased $2.3 million, or 11.5%, to $21.9 million for the year ended December 31, 2008 from $19.7 million for the comparable period of 2007, primarily due to an increase in loss on foreclosed properties of $1.0 million, increased professional fees of $305,000, increased compensation expense of $301,000 and increased occupancy expense of $291,000. The loss on foreclosed properties was caused by an impairment write-down on a condominium development of which we have a property interest. Given further deterioration of market values of the condominium development and other vacant lots we own, we have recorded an impairment charge to carry these assets at our best estimate of fair value. Professional fees increased $305,000, or 21.6%, to $1.7 million for the year ended December 31, 2008 from $1.4 million for year ended December 31, 2007. The increase in professional fees was caused by additional contracts with third party vendors for various services and the related timing of the completion of those services. Compensation expense increased $301,000, or 2.5%, to $12.4 million from $12.1 million for the year ended December 31, 2007. Salary expenses increased due to merit and promotional increases; however, overall compensation expense has remained relatively flat due to a significant reduction in the amount of incentive bonus accrued. While our performance over the prior year has remained relatively consistent, the performance of each of our individual entities as compared to the three criteria of our bonus program varied significantly from the prior year resulting in a lower bonus accrual. Occupancy expense increased $291,000, or 27.9%, to $1.3 million for the year ended December 31, 2008 from $1.0 million for the year ended December 31, 2007. The increase in occupancy expense is associated with rental expense for new space obtained in late 2007 and early 2008. In December 2007, we occupied the new space completed for our loan production office in Appleton, Wisconsin. Also during the first quarter of 2008, we leased additional space in our corporate office building. The increase in other expenses is associated with $289,000 of additional FDIC insurance premiums caused by increased rates and the overall increase in the deposit base of our Banks to which the premium rate is applied. With the temporary change in FDIC insurance coverage from $100,000 to $250,000, we expect that the insurance premium we pay will continue to increase. In addition, on March 2, 2009, the FDIC announced a proposal to issuer a special assessment of 0.20% of deposits that will be assessed on June 30, 2009. While we are still assessing the impact of this special assessment, we expect this charge to have a material impact on our 2009 consolidated financial results if we are unable to pass the expense through to our clients.

Income Taxes.  Income tax expense was $2.0 million for the year ended December 31, 2008, with an effective tax rate of 39.7%, compared to $1.8 million, with an effective tax rate of 35.7%, for the year ended December 31, 2007. The primary reasons for the increase in the effective tax rate are an increased state income tax expense including interest related to uncertain tax positions and a decline in low income housing income tax credits. During 2008, we recorded an additional $35,000 associated with the settlement of an IRS examination of the 2004 and 2005 tax years. Included in income tax expense is interest, net of federal benefit, related to uncertain tax positions of $116,000 and $73,000 for the year ended December 31, 2008 and 2007, respectively. Excluding the interest expense related to the uncertain tax positions, our effective tax rate would have been 37.4% and 34.2% for the year ended December 31, 2008 and 2007, respectively.

Financial Condition
December 31, 2008

General.  At December 31, 2008 our total assets were $1.0 billion which is a significant milestone for our company and the banking industry in general. Total assets increased $92.3 million, or 10.1%, from $918.4 million at December 31, 2007. This asset growth was primarily in our loan and lease portfolio. Loans and leases receivable, net of allowance for loan and lease losses, increased $68.9 million, or 8.9%. The asset growth was primarily funded by net increases in deposits of $62.8 million. The allowance for loan and lease losses was 1.39% and 1.26% of gross loans as of December 31, 2008 and 2007, respectively. We experienced an increase in non-performing assets during 2008; however, non-performing assets to total assets remain below 2.0%.

Securities.  Securities available-for-sale increased $11.7 million to $109.1 million at December 31, 2008 from $97.4 million at December 31, 2007, primarily due to purchases of collateralized mortgage obligations issued by government agencies, primarily Government National Mortgage Association (GNMA), and positive increases in market valuation on the portfolio of securities we hold. Securities are classified as available-for-sale, held-to-maturity and trading. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. We held no securities designated as held-to-maturity or trading as of December 31, 2008.

Our available-for-sale portfolio primarily consists of collateralized mortgage obligations and is used to provide a source of liquidity, while contributing to the earnings potential of the Banks’ assets. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. Mortgage-related securities, including collateralized mortgage obligations, are subject to risks based upon the future performance of underlying mortgage loans for these securities. The overall credit risk associated with these investments as it relates to our investment portfolio is minimal as we purchase investments which are insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), or GNMA. In addition, we believe the collateralized mortgage obligations represent attractive investments due to the wide variety of maturity and repayment options available to allow us to better match our liability structure. Of the total available-for-sale mortgage securities at December 31, 2008, $82.8 million were issued by GNMA and $26.2 million were issued by FHLMC or FNMA. None of the securities within our portfolio are collateralized by sub-prime mortgages. We do not hold any FHLMC or FNMA preferred stock.

Risks associated with our mortgage related securities portfolio are prepayment risk, extension risk and interest rate risk. Should general interest rates decline, the mortgage-related securities portfolio would be subject to prepayments caused by borrowers seeking lower financing rates. Conversely, an increase in general interest rates could cause the mortgage-related securities portfolio to be subject to a longer term to maturity caused by borrowers being less likely to prepay their loans. Such a rate increase could also cause the fair value of the mortgage related securities portfolio to decline. Given the current economic condition and increased rates of foreclosures, extension risk becomes more prevalent; however, based upon the tranches of the securities we purchased we are part of the pool that is first to receive its contractual principal and interest on these investments, thereby minimizing the risk of default and deviation from the planned extension risk.

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

At December 31, 2008, $74.0 million of our mortgage-related securities were pledged to secure our various obligations.

The table below sets forth information regarding the amortized cost and fair values of our investments and mortgage-related securities at the dates indicated.

	As of December 31,
	2008		2007
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(In Thousands)

Securities available-for-sale
U.S. Government corporations and agencies	$-	$-	$1,500	$1,497
Municipals	-	-	85	85
Collateralized mortgage obligations – government agencies	81,406	82,859	52,755	52,658
Collateralized mortgage obligations – government sponsored enterprises	26,090	26,265	43,631	43,138

	$107,496	$109,124	$97,971	$97,378

The following table sets forth the contractual maturity and weighted average yield characteristics of the fair value of our debt securities at December 31, 2008, classified by term maturity. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties.

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Total
	(In Thousands)

Available-for-sale
Collateralized mortgage obligations – government agencies	$-	-	$1,171	5.14%	$539	5.26%	$81,149	4.93%	$82,859
Collateralized mortgage obligations – government sponsored enterprises	-	-	1,055	3.83	14,138	4.15	11,072	4.33	26,265

	$-		$2,226		$14,677		$92,221		$109,124

We currently do not hold any tax-exempt securities; therefore, all yields presented are based on a tax equivalent basis.

Derivative Activities.  The Banks’ investment policies allow the Banks to participate in hedging strategies or use financial futures, options or forward commitments or interest rate swaps with prior Board approval. The Banks utilize from time to time derivative instruments in the course of their asset/liability management. These derivative instruments are primarily interest rate swap agreements which are used to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. We have not designated any new derivative contracts as hedging instruments during 2008 or 2007. For further discussion on our interest rate risk management activities and use of derivatives, see Note 1 to the Consolidated Financial Statements.

Beginning in the third quarter of 2008, we started offering interest rate swap products directly to our qualified commercial borrowers. We simultaneously economically hedge these client derivative transactions by entering into offsetting interest rate swap contracts with dealer counterparties. Derivative transactions executed as part of this program are not designated as cash flow hedge relationships and are marked-to-market through earnings each period. As of December 31, 2008, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $17.3 million. We receive fixed rates and pay floating rates based upon LIBOR on the swaps with commercial borrowers. These swaps mature between August 2013 and April 2019. At December 31, 2008, the fair value of the swaps with commercial borrowers was approximately $1.8 million and was included in accrued interest receivable and other assets. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon LIBOR. These interest rate swaps mature between August 2013 and April 2019. At December 31, 2008, the negative fair value of the swaps with dealer counterparties was approximately $1.8 million and was included in accrued interest payable and other liabilities.

These derivative transactions allow us to provide a fixed rate alternative to our clients while mitigating our interest rate risk by keeping a variable rate loan in our portfolio. The economic hedge with the dealer counterparties allows us to primarily offset the fixed rate interest rate risk.

Loans and Leases Receivable.  Total net loans and leases increased $68.9 million to $840.5 million at December 31, 2008 from $771.6 million at December 31, 2007. The Banks principally originate commercial and industrial loans and commercial real estate loans. Commercial real estate loans represent approximately 45.74% of the loan portfolio while commercial and industrial loans, including asset-based loans represent 27.25% of the loan portfolio. The mix of the overall loan portfolio has remained relatively consistent from the prior year continuing with a concentration in commercial real estate. Commercial real estate loans are secured by properties located primarily in Dane, Waukesha and Outagamie counties and their surrounding communities in Wisconsin. The majority of our loan growth was generated by the following factors:

•	continued growth from our loan production offices as we continue to penetrate and expand our market presence in the Northeast Region of Wisconsin, approximately $24.6 million;

•	continued business development efforts from our existing sales force within our Madison, Wisconsin and Milwaukee, Wisconsin market areas, approximately $21.6 million; and

•	increased commercial and industrial loans originated by our asset-based lending subsidiary, approximately $22.6 million.

Our asset-based lending subsidiary provides secured lines of credit as well as term equipment loans for companies that are in various states of transition including turnaround into profitable levels, restructure of capital structure or transition to a larger scale of business. We are seeing more opportunities to originate these types of loans as other traditional banking institutions begin to restrict their extensions of credit to companies that exhibit a higher level of credit risk. Our asset-based lending team is experienced in this market and has strong monitoring controls to effectively manage the credit risk while assisting their clients with the related transition need. Our pipeline in all areas of commercial lending remains strong and we expect the loan and lease portfolio to continue to grow.

Loan Portfolio Composition.  The following table presents information concerning the composition of the Banks’ consolidated loans and leases held for investment at the dates indicated.

	As of December 31,
	2008		2007		2006
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(In Thousands)

Mortgage loans:
Commercial real estate	$390,094	45.74%	$336,153	43.01%	$274,262	42.30%
Construction and land development	84,778	9.94	90,545	11.58	78,257	12.07
Multi-family	42,514	4.99	41,821	5.35	34,635	5.34
1-4 family	51,542	6.04	48,437	6.20	35,721	5.51

Total mortgage loans	568,928	66.71	516,956	66.14	422,875	65.22

Commercial loans and leases:
Commercial and industrial	151,947	17.82	147,856	18.92	125,256	19.32
Asset-based	80,403	9.43	65,930	8.43	51,445	7.93
Direct financing leases, net	29,722	3.48	29,383	3.76	23,203	3.58

Total commercial loans and leases	262,072	30.73	243,169	31.11	199,904	30.83

Consumer loans:
Home equity and second mortgage	7,386	0.87	9,784	1.25	8,859	1.37
Credit card	855	0.10	854	0.11	785	0.12
Personal	1,254	0.15	1,147	0.15	1,248	0.19
Other	12,336	1.44	9,724	1.24	14,679	2.27

Total consumer loans	21,831	2.56	21,509	2.75	25,571	3.95

Gross loans and leases receivable	852,831	100.00%	781,634	100.00%	648,350	100.00%

Contras to loans and leases:
Allowance for loan and lease losses	(11,846)		(9,854)		(8,296)
Deferred loan fees	(439)		(147)		(187)

Loans and leases receivable, net	$840,546		$771,633		$639,867

The following table shows the scheduled contractual maturities of the Banks’ consolidated gross loans and leases held for investment, as well as the dollar amount of such loans and leases which are scheduled to mature after one year which have fixed or adjustable interest rates, as of December 31, 2008.

			Commercial
		Construction,	and Industrial
	Commercial	Multi-Family,	and Asset-	Lease	Consumer and
	Real Estate	1-4 Family	Based	Receivables	other	Total
	(In Thousands)

Amounts due:
In one year or less	$83,867	$97,148	$94,001	$906	$13,666	$289,588
After one year through five years	244,174	78,859	136,513	23,874	8,165	491,585
After five years	62,053	2,827	1,836	4,942	-	71,658

	$390,094	$178,834	$232,350	$29,722	$21,831	$852,831

Interest rate terms on amounts due after one year:
Fixed	$235,928	$68,311	$63,437	$28,816	$8,081	$404,573

Adjustable	$70,299	$13,375	$74,912	$-	$85	$158,671

Commercial Real Estate  The Banks originate commercial real estate loans which have fixed or adjustable rates and terms of generally up to five years and amortizations of twenty-five years on existing commercial real estate and new construction. Loans secured by commercial real estate consist of commercial owner-occupied properties as well as investment properties. At December 31, 2008, the Banks had $390.1 million of loans secured by commercial real estate. This represented 45.74% of the Banks’

gross loans and leases. Approximately $168.9 million of the commercial real estate loans are owner-occupied properties which represents 43.31% of all loans secured by commercial real estate.

Construction, Multi-family Loans and 1-4 Family.  The Banks originate loans to construct commercial properties and complete land development projects. At December 31, 2008, construction and land development loans amounted to $84.8 million, or 9.94%, of the Banks’ gross loans and leases. The Banks’ construction loans generally have terms of six to twenty-four months with fixed or adjustable interest rates and fees that are due at the time of origination. Loan proceeds are disbursed in increments as construction progresses and as inspections by title companies warrant. The Banks originated multi-family loans that amounted to $42.5 million at December 31, 2008, or 4.99%, of gross loans and leases. These loans are primarily secured by apartment buildings and are primarily located in Dane and Waukesha counties. Loan participations expand the exposure to areas outside of the Banks’ primary market area. The Banks also originated 1 – 4 family first mortgage loans which totaled $51.5 million at December 31, 2008, or 6.04%, of gross loans and leases. These loans are primarily secured by single family homes that are held for investment by our clients.

Commercial Loans.  At December 31, 2008, commercial and industrial loans amounted to $232.4 million, or 27.25%, of gross loans and leases. The Banks’ commercial and industrial loan portfolio is comprised of loans for a variety of purposes which generally are secured by inventory, accounts receivable, equipment, machinery and other corporate assets and are advanced within limits prescribed by our loan policy. The majority of such loans are secured and typically backed by personal guarantees of the owners of the borrowing business.

Of the $232.4 million of commercial and industrial loans outstanding as of December 31, 2008, $80.4 million were originated by First Business Capital Corp. (FBCC), our asset-based lending subsidiary. These asset-based loans are typically secured by accounts receivable, inventories, or equipment. Because asset-based borrowers are usually highly leveraged, such loans have higher interest rates and non-origination fees collected in lieu of interest accompanied by close monitoring of assets. Asset-based loans secured by real estate amounted to $20.0 million as of December 31, 2008 and are included in the commercial real estate portfolio.

Leases.  Leases originated through First Business Equipment Finance, LLC (FBEF) amounted to $29.7 million as of December 31, 2008 and represented 3.49% of gross loans and leases. Leases are originated with a fixed rate and typically a term of seven years or less. It is customary in the leasing industry to provide 100% financing, however, FBEF will, from time-to-time, require a down payment or lease deposit to provide a credit enhancement. All equipment leases must have an additional insured endorsement and a loss payable clause in the interest of FBEF and must carry sufficient physical damage and liability insurance.

FBEF leases machinery and equipment to clients under leases which qualify as direct financing leases for financial reporting and as operating leases for income tax purposes. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual value (approximating 3 to 20% of the cost of the related equipment), are recorded as lease receivables when the lease is signed and the lease property is delivered to the client. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis which results in a level rate of return on the unrecovered lease investment. Lease payments are recorded when due under the lease contract. Residual value is the estimated fair market value of the equipment on lease at lease termination. In estimating the equipment’s fair value, FBEF relies on historical experience by equipment type and manufacturer, published sources of used equipment pricing, internal evaluations and, where available, valuations by independent appraisers, adjusted for known trends. FBEF reviews its estimates regularly to ensure reasonableness; however, the amounts that FBEF will ultimately realize could differ from the estimated amounts. The significant types of equipment leased as of December 31, 2008 was manufacturing equipment (23.4%), printing equipment (19.2%) and non-automotive transportation equipment (34.8%).

Consumer and other mortgage loans.  The Banks originate a small amount of consumer loans. Such loans amounted to $21.8 million, or 2.56% of the Banks’ gross loans, at December 31, 2008 and consist of home equity, second mortgage, credit card and other personal loans for professional and executive clients of the Banks. Generally, the maximum loan to value on home equity loans is 80% with proof of property value required at origination and annual personal financial statements required after the initial loan application. The typical loan to value on new automobiles and trucks is 80%.

Net Fee Income from Lending Activities.  The Banks defer loan and lease origination and commitment fees and certain direct loan and lease origination costs and amortize the net amount as an adjustment to the related loan and lease yields. The Banks also receive other fees and charges relating to existing loans, which include prepayment penalties, loan monitoring fees, late charges and fees collected in connection with loan modifications.

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

The following table sets forth information relating to delinquent loans and leases at the dates indicated.

	As of December 31,
	2008		2007		2006
		% of		% of		% of
		Gross		Gross		Gross
		Loans and		Loans and		Loans and
Days Past Due	Balance	Leases	Balance	Leases	Balance	Leases
	(In Thousands)

30 to 59 days	$2,512	0.29%	$621	0.08%	$5,860	0.90%
60 to 89 days	175	0.02	85	0.01	-	0.00
90 days and over(1)	4,316	0.51	2,487	0.32	455	0.07

	$7,003	0.82%	$3,193	0.41%	$6,315	0.97%

(1)	Includes loans and leases contractually 90 days past due and which have been placed on non-accrual status.

Non-performing Assets and Impaired Loans and Leases.  The process of credit underwriting through committee approval is key in the operating philosophy of our corporation and has not significantly changed in strong or weak economic times. Business development officers have relatively low individual lending authority limits, therefore requiring that a significant portion of our new or renewed extensions be approved through various committees depending on the type of loan or lease, amount of the credit, and the related complexities of each proposal. During the current economic recession additional monitoring controls have been implemented to allow us the opportunity to have early identification of problem loans. We believe the early detection of problems results in the most optimal situation for us to mitigate our risk of loss. Through proactive monitoring of the loan and lease portfolio, we identified weakening of key performance indicators based upon our clients’ financial statements and declining market values of real estate used as collateral. These factors contributed to an increase in the number and amount of loans on management attention watch lists and consequently an increase in the number and amount of loans on non-accrual status. Non-accrual loans and leases are considered an indicator of potential future losses. The diligence involved in our underwriting, credit approval and loan monitoring processes provides for strong controls to minimize the deterioration of the quality of the loan and lease portfolio. While the strength of this underwriting process has been proven over the history of our company, we face increasing credit risk and macro economic and political developments that have impacted and may continue to impact the banking industry and the welfare of our clients. The following table provides detailed information regarding the composition of our non-performing assets.

	As of December 31,
	2008	2007	2006
	(In Thousands)

Non-accrual loans and leases
First mortgage loans:
Commercial real estate	$2,979	$-	$-
Construction and land development	5,279	1,783	-
Multi-family	-	4,995	-
1-4 family	2,082	424	-

Total first mortgage loans	10,340	7,202	-
Commercial and industrial	5,412	628	586
Direct financing leases, net	24	59	-
Consumer	509	975	523

Total non-accrual loans and leases	16,285	8,864	1,109
Foreclosed properties, net	3,011	660	-

Total non-performing assets	$19,296	9,524	$1,109

Performing troubled debt restructurings	$-	$-	$-

Total non-accrual loans and leases to total loans and leases	1.91%	1.13%	0.17%
Total non-performing assets to total assets	1.91%	1.04	0.14
Allowance for loan and lease losses to total loans and leases	1.39%	1.26	1.28
Allowance for loan and lease losses to non-accrual loans and leases	72.74	111.17	748.06

Non-performing assets consists of non-accrual loans and leases of $16.3 million and $3.0 million of foreclosed properties as of December 31, 2008, or 1.91% of total assets, as compared to $9.5 million, or 1.04% of total assets, as of December 31, 2007. This represents an increase of $9.7 million of non-performing assets. The increase in non-performing assets is attributable to continued deterioration of the national real estate market including the significant decline in home and condominium sales, construction and development of houses and related sub-divisions, and overall market values used to support existing loans. Non-performing assets associated with commercial real estate, including construction and land development loans, increased by approximately $3.1 million. In addition, we have experienced deterioration in the overall strength of our commercial and industrial loans. The increase in our non-performing assets associated with commercial and industrial loans is approximately $4.7 million and is primarily related to clients that have terminated their operations and/or are going through the process of liquidation. Any loans that are currently being liquidated are considered impaired. We expect the current economic downturn to continue throughout 2009. As a result, it is likely that we will have an increase in non-performing loans.

Foreclosed properties are recorded at the lower of cost or fair value. If, at the time of foreclosure, the fair value less cost to sell is lower than the carrying value of the loan, the difference, if any, is charged to the allowance for loan losses prior to transfer to foreclosed property. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which is based on current occupancy and lease rates) or verifiable offers to purchase. After foreclosure, valuation allowances or future write-downs to fair value less costs to sell are charged directly to non-interest expense. During 2008, one large condominium project outside our principal markets was transferred to other real estate owned. Further deterioration in the housing market triggered the need for an additional impairment evaluation and we reduced the carrying value of our real estate owned to reflect the current market value, less costs to sell. The result of the impairment evaluations on this property was a reduction in value of approximately $1.0 million and is included in loss on foreclosed properties in our consolidated statements of income. At December 31, 2008, foreclosed properties consist of four foreclosed properties including the condominium project discussed above. We expect that the commercial real estate markets will continue to deteriorate, and we will proceed with appropriate foreclosure actions to mitigate and protect our position from further loss.

We consider a loan or lease impaired if, based upon current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement. Certain homogeneous loans, including residential mortgage and consumer loans, are collectively evaluated for impairment and, therefore, do not have individual credit risk ratings and are excluded from impaired loans. Impaired loans include all nonaccrual loans and leases as well as certain accruing loans and leases judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. Once we determine a loan or lease is impaired, the impaired loan is measured to establish the amount of the impairment. While impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in a specific reserve included in the allowance for loan and lease losses for every impaired loan. We calculate the amount of the allowance for loan and lease losses for impaired loans utilizing various methods appropriate to the loan or lease being evaluated, including the present value of expected future cash flows discounted at the loan’s or lease’s effective interest rate or evaluation of the fair value, less costs to sell, of collateral for collateral dependent loans.

Additional information about impaired loans for the years ended December 31, 2008 and 2007 is as follows:

	As of December 31,
	2008	2007
	(In Thousands)

Impaired loans and leases with no impairment reserves	$9,986	$6,500
Impaired loans and leases with impairment reserves required	6,299	2,617

Total impaired loans and leases	16,285	9,117
Less:
Impairment reserve (included in allowance for loan and lease losses)	1,417	834

Net impaired loans and leases	$14,868	$8,283

Average impaired loans and leases	$8,375	$3,439

Interest income attributable to impaired loans and leases	$752	$365
Interest income recognized on impaired loans and leases	(49)	(41)

Net foregone interest income on impaired loans and leases	$703	$324

Loans with no specific reserves required represent impaired loans where the collateral evaluation based upon current information is deemed to be sufficient or that have been partially charged-off to reflect our best estimate of fair value of the loan.

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

As a result of this review process, we have concluded that an appropriate allowance for loan and lease loss reserve for the existing loan and lease portfolio was $11.8 million, or 1.39% of gross loans and leases at December 31, 2008. Taking into consideration net charge-offs of $2.3 million, the required provision for loan and lease losses was $4.3 million for the year ended December 31, 2008. At December 31, 2007, the allowance for loan and lease losses was $9.8 million, or 1.26% of gross loans and leases, reflecting net charge-offs of $1.3 million and a provision for loan and lease losses of $2.9 million for the year ended December 31, 2007.

Through the completion of our evaluation of the allowance for loan and lease losses and specific evaluation of impaired loans, we determined throughout the year we would not receive our entire contractual principal on several loans and as a result recorded the appropriate charge against the allowance for loan and lease loss reserve. Due to recent economic conditions and complications with certain of our commercial real estate and other mortgage loans where our primary source of repayment is from the sale of related collateral, sales of property have not been sufficient to service the debt, forcing the borrowers into default status. Foreclosure actions have been initiated on certain of these commercial real estate and other mortgage loans. New appraisals and/or market evaluations were completed confirming declines in real estate values. Remaining proceeds from sales of properties at current market values are inadequate to repay the entire debt. As a result, we have written down the value of these loans to their estimated fair value, less costs to sell through a charge to the allowance for loan and lease losses. As of December 31, 2008, the allowance for loan loss reflects the results of the most current information we have based upon the monitoring systems in place.

In our commercial and industrial portfolio, the largest charge-off, approximately $1.0 million, was related to a manufacturing company that, based upon a collateral audit completed during the fourth quarter of 2008, reported inaccurate levels of allowable collateral. We discovered these financial reporting errors of our client through our routine monitoring and auditing procedures and have since confirmed 100% of the outstanding receivables of this company and recorded a charge-off of the amount deemed uncollectible or unrecoverable through the sale of this client’s assets through an orderly liquidation. Other losses in the commercial and industrial portfolio relate to clients that have filed Chapter 11 bankruptcy or have otherwise closed their operations.

Given complexities with legal actions on certain of our large commercial real estate and commercial and industrial loans, and continued decline in economic conditions, we continue to evaluate the best information available to us to determine the amount of the loans that are collectible. We believe the loans are recorded at the appropriate values at December 31, 2008; however, further charge-offs could be recorded if additional facts and circumstances in the future lead us to a different conclusion.

A summary of the activity in the allowance for loan and lease losses follows:

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)

Allowance at beginning of period	$9,854	$8,296	$6,773

Charge-offs:
Commercial real estate and other mortgage	(1,194)	(571)	-
Commercial and industrial	(1,202)	(778)	-
Lease	-	(25)	-
Consumer	-	-	-

Total charge-offs	(2,396)	(1,374)	-

Recoveries:
Commercial real estate and other mortgage	89	5	4
Commercial and industrial	-	23	-
Lease	-	-	-
Consumer	-	-	-

Total recoveries	89	28	4

Net (charge-offs) recoveries	(2,307)	(1,346)	4
Provision for loan and lease loss	4,299	2,904	1,519

Allowance at end of period	$11,846	$9,854	$8,296

Allowance to gross loans and leases	1.39%	1.26%	1.28%

Loan charge-offs were $2.4 million and $1.4 million for the years ended December 31, 2008 and 2007, respectively. Recoveries for the years ended December 31, 2008 and 2007 were $89,000 and $28,000, respectively.

To determine the level and composition of the allowance for loan and lease losses, we break out the portfolio by categories and risk ratings. We evaluate impaired loans and leases and potential impaired loans and leases to determine a specific reserve based upon the estimated value of the underlying collateral for collateral- dependent loans, or alternatively, the present value of expected cash flows. We apply historical trends of the previously identified factors to each category of loans that has not been specifically evaluated for the purpose of establishing the general reserve.

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

The table below shows our allocation of the allowance for loan and lease losses by loan and lease loss reserve category at the dates indicated.

	As of December 31,
	2008		2007		2006
	Allowance	Percent of	Allowance	Percent of	Allowance	Percent of
	for Loan	Loans in	for Loan	Loans in	for Loan	Loans in
	and Lease	Each Category	and Lease	Each Category	and Lease	Each Category
	Loss	to Total Loans	Loss	to Total Loans	Loss	to Total Loans
	(In Thousands)

Commercial real estate	$4,709	45.74%	$3,858	43.01%	$2,998	42.30%
Construction and land development	1,358	9.94	1,328	11.58	826	12.07
Multi-family	513	4.99	423	5.35	340	5.34
1-4 family	607	6.04	557	6.20	369	5.51
Commercial and industrial loans	3,984	27.25	3,042	27.35	3,115	27.25
Direct financing leases, net	330	3.48	355	3.76	380	3.58
Consumer and other	345	2.56	291	2.75	268	3.95

Total	$11,846	100.00%	$9,854	100.00%	$8,296	100.00%

Although we believe the allowance for loan and lease losses is adequate based on the current level of loan delinquencies, non-performing assets, trends in charge-offs, economic conditions and other factors as of December 31, 2008, there can be no assurance that future adjustments to the allowance will not be necessary. We adhere to high underwriting standards in order to maintain strong asset quality and continue to pursue practical and legal methods of collection, repossession and disposal of any such troubled assets. As of December 31, 2008, there were no significant industry concentrations in the loan portfolio.

Deposits.  As of December 31, 2008, deposits increased $62.8 million to $838.9 million from $776.1 million at December 31, 2007. Deposits are a major source of the Banks’ funds for lending and other investment activities. A variety of accounts are designed to attract both short- and long-term deposits. These accounts include time, NOW, money market and demand deposits. The Banks’ in-market deposits are obtained primarily from Dane and Waukesha Counties. At December 31, 2008, $477.7 million of the Banks’ time deposits were comprised of brokered deposits compared to $429.2 million at December 31, 2007. The increase in deposits is directly related to the increase in brokered deposits obtained to fund asset growth. Brokered deposits are generally a lower cost source of funds when compared to the interest rates on deposits with similar terms that would need to be offered in the local markets to generate a sufficient level of funds. Brokered certificates of deposit represent 56.9% and 55.3% of total deposits at December 31, 2008 and 2007, respectively. The Banks’ liquidity policy limits the amount of brokered deposits to 75% of total deposits. The Banks were in compliance with the policy limits throughout 2008.

Deposit terms offered by the Banks vary according to minimum balance required, the time period the funds must remain on deposit, Federal funds rates and the interest rates charged on other sources of funds, among other factors. In determining the characteristics of deposit accounts, consideration is given to profitability of the Banks, matching terms of the deposits with loan and lease products, the attractiveness to clients and the rates offered by the Banks’ competitors. Attracting in-market deposits has been a renewed focus of the Banks’ business development officers. With two separately chartered financial institutions within our company, we have the ability to offer our client’s additional FDIC insurance coverage by maintaining separate deposits with each Bank.

The following table sets forth the amount and maturities of the Banks’ certificates of deposit, including brokered deposits at December 31, 2008.

			Over Six
		Over Three	Months
		Months	Through
	Three Months	Through	Twelve	Over Twelve
Interest Rate	and Less	Six Months	Months	Months	Total
	(In Thousands)

0.00% to 1.99%	$2,292	$574	$306	$-	$3,172
2.00% to 2.99%	24,890	12,691	4,545	36	42,162
3.00% to 3.99%	59,413	53,708	71,534	35,427	220,082
4.00% to 4.99%	266	20,201	36,815	145,416	202,698
5.00% and greater	10,615	16,914	5,667	82,263	115,459

	$97,476	$104,088	$118,867	$263,142	$583,573

At December 31, 2008, time deposits included $92.5 million of certificates of deposit in denominations greater than or equal to $100,000. Of these certificates, $27.0 million are scheduled to mature in three months or less, $36.4 million in greater than three through six months, $21.8 million in greater than six through twelve months and $7.3 million in greater than twelve months.

Borrowings.  We had borrowings of $104.8 million as of December 31, 2008, an increase of $22.8 million, or 27.8%, from $82.0 million at December 31, 2007. The increase is primarily driven by an increase in junior subordinated debentures of $10.3 million and increase in subordinated debt of $8.0 million. The increases in long-term debt were completed to provide adequate capital to support our continued long-term growth strategy. Junior subordinated notes, through the issuance of trust preferred securities, provide Tier 1 capital and the additional subordinated notes payable enhances our Tier 2 capital levels.

The following table sets forth the outstanding balances, weighted average balances and weighted average interest rates for our borrowings (short-term and long-term) as indicated.

	As of December 31,
	2008			2007
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate
	(In Thousands)

Fed funds purchased and securities sold under agreements to repurchase	$22,000	$12,888	2.38%	$14,250	$10,394	5.35%
FHLB advances	33,516	31,840	4.34	34,526	25,776	4.87
Junior subordinated notes	10,315	2,734	10.83	-	-	-
Line of credit	10	1,461	4.87	2,210	2,556	7.20
Subordinated notes payable	39,000	35,570	5.70	31,000	23,630	7.73
Other	-	-	-	-	25	7.00

	$104,841	$84,493	4.83	$81,986	$62,381	6.13

Short-term borrowings	$37,015			$32,470
Long-term borrowings	67,826			49,516

	$104,841			$81,986

The Banks obtain advances from the FHLB. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and maturity. The FHLB may prescribe acceptable uses for these advances as well as limitations on the size of the advances and repayment provisions. The Banks pledge a portion of their 1-4 family loans, commercial loans, and mortgage-related securities as collateral for such advances.

The Banks may also enter into repurchase agreements with selected clients. Repurchase agreements are accounted for as borrowings by the Banks and are secured by mortgage-related securities. At December 31, 2008, there were no outstanding repurchase agreements with clients.

The Corporation has a short-term line of credit of $10.5 million to fund short-term cash flow needs. The interest rate is based on the one month London Interbank Offer Rate (LIBOR) plus a spread of 1.70% on the first $7.5 million and one month LIBOR plus 1.75% on the remaining $3.0 million and is payable monthly and has certain performance debt covenants of which one was in violation as of December 31, 2008. We received a waiver of covenant violation through the maturity of the line of credit. The credit line matured on March 12, 2009 and was subsequently renewed for one additional year with pricing terms of LIBOR plus 2.45% with an interest rate floor of 4.00%. The Corporation also has subordinated notes payable with an interest rate based on LIBOR plus 2.60% through 3.75% with maturities of September 2014 through June 2015. See Note 10 to the Consolidated Financial Statements for more information on borrowings.

In September 2008, FBFS Statutory Trust II (Trust II), a Delaware business trust wholly owned by the Corporation, completed the sale of $10.0 million of 10.5% fixed rate trust preferred securities (Preferred Securities). Trust II also issued common securities in the amount of $315,000 to the Corporation. Trust II used the proceeds from the offering to purchase $10.3 million of 10.5% Junior Subordinated Notes (the Notes) of the Corporation. The Preferred Securities are mandatorily redeemable upon the maturity of the Notes on September 26, 2038. The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. We used the proceeds from the sale of the Notes for general corporate purposes including providing additional capital to our subsidiaries.

We have the right to redeem the Notes at any time on or after September 26, 2013. We also have the right to redeem the Notes, in whole but not in part, after the occurrence of a special event. Special events are limited to 1) a change in capital treatment resulting in the inability for us to include the Notes in Tier 1 Capital, 2) a change in laws or regulations that could require Trust II to register as an investment company under The Investment Company Act of 1940, as amended and 3) a change in laws or regulations that would a) require Trust II to pay income tax with respect to interest received on the Notes or b) prohibit us from deducting the interest payable by the Corporation on the Notes or c) result in greater than a de minimis amount of taxes for Trust II.

In accordance with the provisions of FIN 46R, Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, Trust II, a wholly owned subsidiary of FBFS, was not consolidated into the financial statements. Therefore, we present in our consolidated financial statements junior subordinated notes as a liability and our investment in Trust II as a component of other assets.

The following table sets forth maximum amounts outstanding at each month-end for specific types of borrowings for the periods indicated.

	Year Ended December 31,
	2008	2007
	(In Thousands)

Maximum month-end balance:
FHLB advances	$43,519	$34,529
Fed funds purchased and securities sold under agreements to repurchase	22,000	30,970

Stockholders’ Equity.  As of December 31, 2008, stockholders’ equity was $53.0 million or 5.2% of total assets. Stockholders’ equity increased $4.5 million during the year ended December 31, 2008 primarily as a result of comprehensive income of $4.6 million, which includes net income of $3.1 million plus an increase in accumulated other comprehensive income of $1.5 million. Restricted stock issued with respect to share-based compensation programs increased equity by $626,000. These increases were partially offset by treasury stock purchases of $52,000 and cash dividends declared of $708,000. As of December 31, 2007, stockholders’ equity totaled $48.5 million or 5.3% of total assets.

Non-bank Subsidiaries

First Madison Investment Corporation.  FMIC is an operating subsidiary of FBB that was incorporated in the State of Nevada in 1993. FMIC was organized for the purpose of managing a portion of the Bank’s investment portfolio. FMIC invests in marketable securities and also invests in commercial real estate, multi-family, commercial and some 1-4 family loans in the form of loan participations with FBB retaining servicing and charging a servicing fee of .25%. As an operating subsidiary, FMIC’s results of operations are consolidated with FBB’s for financial and regulatory purposes. FBB’s investment in FMIC amounted to $193.3 million at December 31, 2008. FMIC had net income of $6.8 million for the year ended December 31, 2008. This compares to a total investment of $185.1 million at December 31, 2007 and net income of $6.7 million for the year ended December 31, 2007.

First Business Capital Corp.  FBCC is a wholly-owned subsidiary of FBB formed in 1995 and headquartered in Madison, Wisconsin. FBCC is an asset-based lending company designed to meet the needs of growing, highly leveraged manufacturers and wholesale distribution businesses and specializes in providing secured lines of credit as well as term loans on equipment and real estate assets. FBB’s investment in FBCC at December 31, 2008 was $11.6 million and net income for the year ended December 31, 2008 was $461,000. This compares to a total investment of $11.0 million and net income of $1.3 million, respectively, at and for the year ended December 31, 2007.

FMCC Nevada Corp.  FMCCNC is a wholly-owned subsidiary of FBCC incorporated in the state of Nevada in 2000. FMCCNC invests in asset-based loans in the form of loan participations with FBCC retaining servicing. FBCC’s total investment in FMCCNC at December 31, 2008 was $22.6 million. FMCCNC had net income of $955,000 for the year ended December 31 2008. This compares to a total investment of $21.6 million and net income of $1.3 million, respectively, at and for the year ended December 31, 2007.

First Business Equipment Finance, LLC.  FBEF, headquartered in Madison, Wisconsin, was formed in 1998 for the purpose of originating leases and extending credit in the form of loans to small and medium-sized companies nationwide. FBB’s total investment in FBEF at December 31, 2008 was $5.1 million and net income was $335,000 for the year ended December 31, 2008. This compares to a total investment of $4.8 million and net income of $171,000, respectively, at and for the year ended December 31, 2007.

Liquidity and Capital Resources

During the years ended December 31, 2008 and 2007, the Banks did not make dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. We believe that the Corporation will not be adversely affected by these dividend limitations and that any future projected dividends from the Banks will be sufficient to meet the Corporation’s liquidity needs. At December 31, 2008, subsidiary net assets of approximately $42.7 million could be transferred to the Corporation in the form of cash dividends without prior regulatory approval. The Corporation’s principal liquidity requirements at December 31, 2008 are the repayment of a short-term borrowing of $10,000, interest payments due on subordinated notes and interest payments due on its junior subordinated notes. The Corporation expects to meet its liquidity needs through existing cash flow sources, its bank line of credit and or dividends received from the Banks. The Corporation and its subsidiaries continue to have a strong capital base and the Corporation’s regulatory capital ratios continue to be above the defined minimum regulatory ratios. See Note 11 in Notes to Consolidated Financial Statements for the Corporation’s comparative capital ratios and the capital ratios of its Banks.

As previously discussed, the Federal Home Loan Bank of Chicago (FHLB) has entered into a consensual cease and desist order with its regulator. Under the terms of the order, capital stock repurchases and redemptions are prohibited unless the FHLB has received approval of the Director of the Office of Supervision of the Finance Board. The order also provides that dividend declarations are subject to prior written approval of the Director. The Banks currently hold, at cost, $2.4 million of FHLB stock, all of which we believe we will ultimately be able to recover. Based upon correspondence we received from the FHLB, we do not expect that this cease and desist order will impact the short- and long-term funding options provided by the FHLB.

We have submitted an application to participate in the Capital Purchase Program (CPP) offered by the U.S. Department of the Treasury. We have received preliminary approval to participate in this program. If we elect to participate in the program, we would issue preferred shares with an aggregate liquidation preference of no less than $9 million and no more than $27 million. It is possible that we may decide not to participate in the CPP. If we elect to participate, the additional equity capital would support and enhance our long-term growth strategy. The additional capital would provide us with increased resources and flexibility to continue to invest in our growth markets, pursue strategic opportunities and maintain our strong history of expanding existing client relationships and developing new relationships. We also anticipate that we would use the proceeds to support our plans to maintain higher capital levels at the corporate level and bank level during these uncertain economic times. We believe that our non-participation in the CPP would not have a material adverse effect on our capital resources, results of operations or liquidity. Participation in the CPP could put limitations on the amount of future dividends we are allowed to distribute to our shareholders. Even without participation in the CPP, we are well capitalized, profitable and have policies and procedures in place which we believe allow us to adequately maintain our liquidity sufficient to service our outstanding obligations and ensure that funds are available to each of our Banks to satisfy the cash flow requirements of depositors and borrowers.

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

The Banks use brokered deposits, which allow the Banks to gather funds across a larger geographic base at attractive price levels. Access to such deposits allows the flexibility to not pursue single service deposit relationships in markets that have experienced some unprofitable pricing levels. Brokered deposits accounted for $477.7 million and $429.2 million of deposits as of December 31, 2008 and 2007, respectively. Brokered deposits are utilized to support asset growth and are generally a lower cost source of funds when compared to the interest rates that would need to be offered in the local markets to generate a sufficient level of funds. In addition, the administrative costs associated with brokered deposits are considerably less than the administrative costs that would be incurred to administer a similar level of local deposits. Although local market deposits are expected to increase as new client relationships are established and as existing clients increase the balances in their deposit accounts, the Banks will likely continue to use brokered deposits. Our Banks’ access and availability through this efficient, established market continues to occur in a timely manner and at established market rates. In order to provide for ongoing liquidity and funding, all of the brokered deposits are certificates of deposit that do not allow for withdrawal, at the option of the depositor, before the stated maturity. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure so that at least 90 days of maturities would be funded through other means, including but not limited to advances from the Federal Home Loan Bank, replacement with higher cost local market deposits or cash flow from borrower repayments and security maturities.

The Banks are required by federal regulators to maintain levels of liquid investments in qualified U.S. Government and agency securities and other investments which are sufficient to ensure the safety and soundness of operations. The regulatory requirements for liquidity are discussed in Item 1, Business under Supervision and Regulation.

Off-balance Sheet Arrangements

As of December 31, 2008, the Banks had outstanding commitments to originate $236.3 million of loans and commitments to extend funds to or on behalf of clients pursuant to standby letters of credit of $9.7 million. Commitments to extend funds typically have a term of less than one year; however the Banks have $114.4 million of commitments which extend beyond one year at December 31, 2008. See Note 18 to the Consolidated Financial Statements. No losses are expected as a result of these funding commitments. We have evaluated outstanding commitments associated with loans that were identified as impaired loans and concluded that there are no additional losses associated with these unfunded commitments. It is believed that additional commitments will not be granted or additional collateral will be provided to support the additional funds advanced. The Banks also utilize interest rate swaps for the purposes of interest rate risk management. Such instruments are discussed in Note 13 to the Consolidated Financial Statements. Additionally the Corporation has committed to provide an additional $1.9 million to Aldine Capital Fund, LP, which is a private equity mezzanine funding limited partnership in which we have invested and which began its operations in October 2006. We believe adequate capital and liquidity are available from various sources to fund projected commitments.

Contractual Obligations

The following table summarizes our contractual cash obligations and other commitments at December 31, 2008.

	Payments Due by Period
		Less Than 1			More Than
	Total	Year	1-3 Years	4-5 Years	5 Years
	(In Thousands)

Operating lease obligations	$5,236	$897	$1,387	$1,263	$1,689
Fed funds purchased and securities sold under repurchase agreements	22,000	22,000	-	-	-
Time deposits	583,573	320,431	244,477	18,665	-
Line of credit	10	10	-	-	-
Junior subordinated notes	10,315	-	-	-	10,315
Subordinated debt	39,000	-	-	-	39,000
FHLB advances	33,516	15,011	18,023	482	-
Uncertain tax positions(1)	-	-	-	-	-

Total contractual obligations	$693,650	$358,349	$263,887	$20,410	$51,004

(1)	The contractual obligations table excludes the Corporation’s uncertain tax payments of $2.4 million due to the fact the we cannot make a reliable estimate of the timing of cash payments.

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

The following table illustrates the potential impact of changes in market rates on our net interest income for the next twelve months, as of December 31, 2008. Given the current low interest rate environment, we don’t expect that interest rates can or will fall greater than 50 basis points. Overall, we are liability sensitive, meaning that the current structure of our financial instruments provide that, in general, the amount of our interest bearing liabilities that may reprice is greater than the amount of our interest earning assets that will reprice. This interest rate environment and the combination of implied floors on our variable rate deposits, explicit floors on our variable rate loans and the magnitude and timing of repricing of our financial instruments present unique circumstances in a rising rate environment. Due to the implied floors, if interest rates increase 50 basis points, the magnitude of the liabilities that are subject to repricing is less than the magnitude of assets that will experience an increased rate. If interest rates increase 100 basis points, the magnitude of the liabilities repricing above the implied floors outweighs the benefit we experience on the 100 basis points increase on the variable rate loans repricing above the explicit floors, therefore creating a decline in net interest income when compared to the no change scenario.

	Change in interest rates in basis points
	−50	0	+50	+100	+200

Impact on net interest income	(1.74)%	-	0.58%	(0.51)%	(3.47)%

The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. A positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. As shown in the cumulative gap position in the table presented below, at December 31, 2008, interest-bearing liabilities repriced faster than interest-earning assets in the short term. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels, reinvestment spreads, balance sheet growth and mix, and interest rate spreads.

We manage the structure of interest earning assets and interest bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. Broker certificates of deposit are a significant source of funds. We use a variety of maturities to augment our management of interest rate exposure.

The following table illustrates our static gap position.

	Estimated Maturity or Repricing at December 31, 2008
	Within	3-12	1-5	After 5
	3 Months	Months	Years	Years	Total
	(In Thousands)

Assets:
Investment securities	$7,440	$32,769	$66,105	$2,811	$109,124
Commercial loans	80,097	19,733	64,305	132	164,268
Real estate loans	201,219	56,589	243,520	47,450	548,778
Asset-based loans	100,443	-	-	-	100,443
Lease receivables	1,128	6,021	22,597	-	29,746
Consumer loans	1,334	776	100	73	2,283

Total earning assets	$391,661	$115,888	$396,627	$50,466	$954,642

Liabilities
Interest-bearing checking	$51,547	$-	$-	$-	$51,547
Money market accounts	148,366	-	-	-	148,366
Time deposits under $100,000	55,023	180,258	255,811	-	491,092
Time deposits $100,000 and over	16,169	68,981	7,330	-	92,480
FHLB advances	-	-	18,516	-	18,516
Short-term borrowings	37,010	-	-	-	37,010
Long-term debt	39,000	-	-	10,315	49,315
Interest rate swaps	(233)	233	-	-	-

Total interest-bearing liabilities	$346,882	$249,472	$281,657	$10,315	$888,326

Interest rate gap	$44,779	$(133,584)	$114,970	$40,151	$66,316

Cumulative interest rate gap	$44,779	$(88,805)	$26,165	$66,316

Cumulative interest rate gap to total earning assets	4.69%	(9.30)%	2.74%	6.95%

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF FIRST BUSINESS FINANCIAL SERVICES

The following financial statements are included in this Annual Report on Form 10-K:

First Business Financial Services, Inc.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(In Thousands, Except Share Data)

Assets
Cash and due from banks	$19,216	$17,421
Short-term investments	4,468	203

Cash and cash equivalents	23,684	17,624
Securities available-for-sale, at fair value	109,124	97,378
Loans and leases receivable, net of allowance for loan and lease losses of $11,846 and $9,854, respectively	840,546	771,633
Leasehold improvements and equipment, net	1,529	1,546
Foreclosed properties, net	3,011	660
Cash surrender value of bank-owned life insurance	15,499	14,757
Investment in Federal Home Loan Bank stock, at cost	2,367	2,367
Goodwill and other intangibles	2,762	2,787
Accrued interest receivable and other assets	12,264	9,686

Total assets	$1,010,786	$918,438

Liabilities and Stockholders’ Equity
Deposits	$838,874	$776,060
Federal Home Loan Bank and other borrowings	94,526	81,986
Junior subordinated notes	10,315	-
Accrued interest payable and other liabilities	14,065	11,840

Total liabilities	957,780	869,886

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding at December 31, 2008	-	-
Preferred stock, $10 par value, 10,000 Series A shares and 10,000 Series B shares authorized, none issued or outstanding at December 31, 2007
Authorization withdrawn effective December 30, 2008	-	-
Common stock, $0.01 par value, 25,000,000 and 8,000,000 shares authorized at December 31, 2008 and 2007, respectively, 2,616,424 and 2,576,849 shares issued, 2,545,546 and 2,509,213 outstanding in 2008 and 2007, respectively	26	26
Additional paid-in capital	24,088	23,462
Retained earnings	29,252	26,836
Accumulated other comprehensive income (loss)	1,065	(399)
Treasury stock (70,878 and 67,636 shares in 2008 and 2007, respectively), at cost	(1,425)	(1,373)

Total stockholders’ equity	53,006	48,552

Total liabilities and stockholders’ equity	$1,010,786	$918,438

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Income

	For the Years Ended December 31,
	2008	2007
	(In Thousands, Except Share Data)

Interest income:
Loans and leases	$54,984	$55,057
Securities income, taxable	4,704	4,227
Short-term investments	85	204

Total interest income	59,773	59,488

Interest expense:
Deposits	29,431	32,458
Notes payable and other borrowings	3,788	3,822
Junior subordinated notes	296	-

Total interest expense	33,515	36,280

Net interest income	26,258	23,208
Provision for loan and lease losses	4,299	2,904

Net interest income after provision for loan and lease losses	21,959	20,304

Non-interest income:
Trust and investment services fee income	1,956	1,914
Service charges on deposits	1,100	715
Increase in cash surrender value of bank-owned life insurance	742	697
Loan fees	636	630
Credit, merchant and debit card fees	220	210
Other	483	250

Total non-interest income	5,137	4,416

Non-interest expense:
Compensation	12,422	12,121
Occupancy	1,331	1,040
Equipment	648	497
Data processing	985	1,054
Marketing	970	1,076
Professional fees	1,716	1,411
Loss on foreclosed properties	1,043	-
Other	2,801	2,458

Total non-interest expense	21,916	19,657

Income before income tax expense	5,180	5,063
Income tax expense	2,056	1,807

Net income	$3,124	$3,256

Earnings per share:
Basic	$1.29	$1.33
Diluted	1.28	1.32
Dividends declared per share	0.28	0.26

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

		Additional		Accumulated Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	(Loss) Income	Stock	Total
	(In Thousands, Except Share Data)

Balance at December 31, 2006	$25	$23,029	$24,237	$(1,005)	$(530)	$45,756
Comprehensive income:
Net income	-	-	3,256	-	-	3,256
Unrealized securities gains arising during the period	-	-	-	936	-	936
Unrealized derivative losses arising during the period	-	-	-	(9)	-	(9)
Reclassification adjustment for realized losses on derivatives	-	-	-	4	-	4
Income tax effect	-	-	-	(325)	-	(325)

Comprehensive income						3,862
Share-based compensation — restricted shares	1	396	-	-	-	397
Cash dividends ($0.26 per share)	-	-	(657)	-	-	(657)
Treasury stock purchased (45,021) shares)	-	-	-	-	(843)	(843)
Stock options exercised (3,128 shares)	-	37	-	-	-	37

Balance at December 31, 2007	$26	$23,462	$26,836	$(399)	$(1,373)	$48,552

Comprehensive income:
Net income	-	-	3,124	-	-	3,124
Unrealized securities gains arising during the period	-	-	-	2,221	-	2,221
Unrealized derivative losses arising during the period	-	-	-	(5)	-	(5)
Reclassification adjustment for realized losses on derivatives	-	-	-	13	-	13
Income tax effect	-	-	-	(765)	-	(765)

Comprehensive income						4,588
Share-based compensation — restricted shares	-	626	-	-	-	626
Cash dividends ($0.28 per share)	-	-	(708)	-	-	(708)
Treasury stock purchased (3,242 shares)	-	-	-	-	(52)	(52)

Balance at December 31, 2008	$26	$24,088	$29,252	$1,065	$(1,425)	$53,006

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007
	(In Thousands)

Operating activities
Net income	$3,124	$3,256
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(446)	(392)
Provision for loan and lease losses	4,299	2,904
Depreciation, amortization and accretion, net	538	475
Share-based compensation	626	397
Increase in cash surrender value of bank-owned life insurance	(742)	(697)
Origination of loans held for sale	(586)	(1,340)
Sale of loans held for sale	588	1,346
Gain on sale of loans held for sale	(2)	(6)
Loss on foreclosed properties	1,043	-
Increase in accrued interest receivable and other assets	(2,887)	(339)
Increase in accrued interest payable and other liabilities	2,214	2,492

Net cash provided by operating activities	7,769	8,096

Investing activities
Proceeds from maturities of available-for-sale securities	28,280	22,045
Purchases of available-for-sale securities	(37,810)	(18,523)
Purchases of FHLB stock	-	(343)
Net increase in loans and leases	(77,330)	(135,025)
Proceeds from sale of foreclosed properties	723	—
Purchases of leasehold improvements and equipment, net	(496)	(856)
Purchase of bank-owned life insurance	-	(591)

Net cash used in investing activities	(86,633)	(133,293)

Financing activities
Net increase in deposits	62,814	135,794
Net increase (decrease) in FHLB line of credit	15,000	(17,048)
Repayment of FHLB advances	(66,010)	(10)
Proceeds from FHLB advances	50,000	15,000
Net increase (decrease) in short-term borrowed funds	5,550	(18,926)
Repayment of subordinated notes payable	(31,000)	-
Proceeds from subordinated notes payable	39,000	10,000
Proceeds from junior subordinated notes	10,315	-
Exercise of stock options	-	37
Cash dividends paid	(693)	(644)
Purchase of treasury stock	(52)	(843)

Net cash provided by financing activities	84,924	123,360

Net increase (decrease) in cash and cash equivalents	6,060	(1,837)
Cash and cash equivalents at the beginning of the period	17,624	19,461

Cash and cash equivalents at the end of the period	$23,684	$17,624

Supplementary cash flow information
Interest paid on deposits and borrowings	$32,723	$34,363
Income taxes paid	1,928	2,495
Transfer of loans to other real estate owned	4,117	660

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 –	Summary of Significant Accounting Policies and Nature of Operations

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

Basis of Financial Statement Presentation.  The consolidated financial statements include the accounts of FBFS, and its wholly-owned subsidiaries. In accordance with the provisions of FIN 46R, Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51, the Corporation’s ownership interest in FBFS Statutory Trust II (Trust II) was not consolidated into the financial statements. Refer to Note 10 for additional information regarding the formation of Trust II. All significant intercompany balances and transactions have been eliminated in consolidation.

Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could experience significant changes in the near-term include the value of foreclosed property, lease residuals, property under operating leases, securities, intangibles, goodwill and taxes and the level of the allowance for loan and lease losses.

Cash and Cash Equivalents.  The Corporation considers federal funds sold and interest-bearing deposits, and short-term investments that have original maturities of three months or less to be cash equivalents.

Securities Available-for-Sale.  The Corporation classifies its investment and mortgage-related securities as available-for-sale, held-to-maturity and trading. Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt and equity securities bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Debt and equity securities not classified as held-to-maturity or as trading are classified as available-for-sale. Available-for-sale securities are measured at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax. Realized gains and losses, and declines in value judged to be other than temporary, are included in the consolidated statements of income as a component of non-interest income. The cost of securities sold is based on the specific identification method. The Corporation had no held-to-maturity or trading securities at December 31, 2008 and 2007.

Discounts and premiums on investment and mortgage-backed securities are accreted and amortized into interest income using the effective yield method over the period to maturity.

When it is determined securities are other than temporarily impaired, an impairment loss is recorded in earnings and a new cost basis is established for the impaired security. At December 31, 2008 and 2007, no securities were deemed to be other than temporarily impaired.

Federal Home Loan Bank Stock.  The Banks own shares in the Federal Home Loan Bank – Chicago (FHLB) as required for membership to the FHLB. The minimum required investment was $1.7 million as of December 31, 2008. FHLB stock is carried at cost which approximates its fair value because the shares can be resold to other member banks at their carrying amount of $100 per share par amount. The Corporation periodically evaluates its holding in FHLB stock for impairment. Should the stock be impaired, it would be written down to its estimated fair value. There were no impairments recorded on FHLB stock during the years ended December 31, 2008 and 2007. Since October 2007, the FHLB has been under a consensual cease and desist order with its regulator. Under the terms of the order, capital stock repurchases, redemptions of FHLB stock and dividend declarations are subject to prior written approval from the FHLB’s regulator. The FHLB has not declared or paid a dividend since the third quarter of 2007. Based on written correspondence and verbal communications with the FHLB, management believes the order should not impact the FHLB’s ability to provide the Corporation with liquidity and funding needs, provided the Company continues to meet the FHLB’s credit standards.

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

Loans Held for Sale.  Loans held for sale consist of the current origination of certain 1-4 family mortgage loans and are carried at lower of cost or market value. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the sales price. There were no loans held for sale outstanding at December 31, 2008 and 2007.

Net Investment in Direct Financing Leases.  Net investment in direct financing lease agreements represents total undiscounted payments plus estimated unguaranteed residual value (approximating 3% to 20% of the cost of the related equipment) and is recorded as lease receivables when the lease is signed and the leased property is delivered to the client. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis which results in an approximate level rate of return on the unrecovered lease investment. Lease payments are recorded when due under the lease contract. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease and such estimated value considers all relevant information and circumstances regarding the equipment. In estimating the equipment’s fair value at lease termination, the Corporation relies on internally or externally prepared appraisals, published sources of used equipment prices, and historical experience adjusted for known current industry and economic trends. The Corporation’s estimates are periodically reviewed to ensure reasonableness, however the amounts the Corporation will ultimately realize could differ from the estimated amounts. When there are other than temporary declines in the Corporation’s carrying amount of the unguaranteed residual value, the carrying value is reduced and charged to non-interest expense.

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

Interest on Loans.  Interest on loans is accrued and credited to income on a daily basis based on the unpaid principal balance and is calculated using the effective interest method. Per policy, a loan is placed on a non-accrual status when it becomes 90 days past due or the likelihood of collecting interest is doubtful unless the loan is well collateralized and in the process of collection. A loan may be placed on non-accrual status prior to being 90 days past due if the collectibility of interest is doubtful. A loan is determined to be past due if the borrower fails to meet a contractual payment and will continue to be considered past due until all contractual payments are received. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income and the payments on non-accrual loans are applied to interest on a cash basis. If collectibility of the principal is in doubt, payments received are first applied to reduce loan principal. As soon as it is determined that the principal of a non-accrual loan is uncollectible, the portion of the carrying balance that exceeds the value of the underlying collateral is charged off. Loans are returned to accrual status when they are brought current in terms of both principal and accrued interest due, have performed in accordance with contractual terms for a reasonable period of time, and when the ultimate collectibility of total contractual principal and interest is no longer doubtful.

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

Foreclosed Properties.  Real estate acquired by foreclosure or by deed in lieu of foreclosure is carried at the lower of the recorded investment in the loan at the time of acquisition or the fair value of the underlying property, less costs to sell. Any write-down in the carrying value of a loan at the time of acquisition is charged to the allowance for loan and lease losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues are recorded in other non-interest expense. Costs relating to the development and improvement of the property are capitalized while holding period costs are charged to other non-interest expense. Foreclosed properties are included in foreclosed properties, net in the consolidated balance sheets.

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

Goodwill is not amortized but is subject to impairment tests on at least an annual basis. Any impairment of goodwill will be recognized as an expense in the period of impairment. The Corporation completes its annual goodwill impairment test as of June 1 each year, or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. No impairment has been recognized for the years ended December 31, 2008 and 2007. Refer to Note 7 for additional information regarding the Corporation’s goodwill and core deposit intangibles.

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

Bank-Owned Life Insurance.  Bank-owned life insurance (BOLI) is reported at the amount that would be realized if the life insurance policies were surrendered on the balance sheet date. BOLI policies owned by the Banks are purchased with the objective to fund certain future employee benefit costs with the death benefit proceeds. The cash surrender value of such policies is recorded in “Cash surrender value of life insurance” on the Consolidated Balance Sheets and changes in the value are recorded in non-interest income. The total death benefit of all of the BOLI policies is $43.8 million. There are no restrictions on the use of BOLI proceeds nor are there any contractual restrictions on the ability to surrender the policy. As of December 31, 2008, there were no loans against the cash surrender value of the BOLI policies.

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

On January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R or the Statement) using the prospective method as stock options were only granted by the Corporation prior to meeting the definition of a nonpublic entity. Under the prospective method, SFAS 123R must only be applied to the extent that those awards are subsequently modified, repurchased or cancelled. No stock options have been granted since the Corporation met the definition of a public entity and no stock options have been modified, repurchased or cancelled subsequent to the adoption of this Statement. Therefore, no stock-based compensation was recognized in the consolidated statement of income for the years ending December 31, 2008 or 2007, except with respect to restricted stock awards. Upon vesting of any options subject to SFAS 123R, the benefits of tax deductions in excess of recognized compensation expense will be reported as a financing cash flow, rather than as an operating cash flow.

Reclassifications.  Certain accounts have been reclassified to conform to the current year presentations.

Recent Accounting Changes.

Business Combinations.  In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the fiscal years beginning after December 15, 2008. The adoption of this standard did not have a material impact on the consolidated financial statements of the Corporation.

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

Fair Value Disclosures.  Effective January 1, 2008, the Corporation partially adopted SFAS 157, which provides a framework for measuring fair value. Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The partial adoption of this standard only resulted in additional disclosure requirements and had no financial statement impact. FASB Staff Position No. FAS 157-2 (FAS 157-2) permitted delayed application of this statement for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Corporation has not applied the provisions of SFAS 157 for goodwill and long-lived assets measured at fair value for impairment assessment under Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, including foreclosed properties. The Corporation does not expect the adoption of FAS 157-2 to have a material impact on the consolidated financial statements of the Corporation.

Refer to Note 20 – Fair Value Disclosure (SFAS 157 Disclosure) of the consolidated financial statements for further information regarding the fair value of the Corporation’s financial instruments.

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

Derivative Instruments and Hedging Activities.  In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of Statement No. 133 (SFAS 161). SFAS 161 enhances disclosure requirements about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Corporation did not early adopt and is currently evaluating the impact of adoption of SFAS 161.

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

Note 2 –	Shareholder Rights Plan.

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

Note 3 – Cash and Due From Banks.  Reserves in the form of deposits with the Federal Reserve Bank and vault cash totaling approximately $406,000 and $464,000 were maintained to satisfy federal regulatory requirements as of December 31, 2008 and 2007, respectively. Beginning in 2008, the Federal Reserve began paying interest on balances associated with reserve requirements. Cash balances earning interest are included in short-term investments. Non-interest earning cash balances are included in cash and due from banks.

Note 4 –	Securities

The amortized cost and estimated fair values of securities available-for-sale are as follows:

	As of December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Holding Gains	Holding Losses	Fair Value
	(In Thousands)

Collateralized mortgage obligations – government agencies	$81,406	$1,485	$(32)	$82,859
Collateralized mortgage obligations - government sponsored enterprises	26,090	179	(4)	26,265

	$107,496	$1,664	$(36)	$109,124

	As of December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Holding Gains	Holding Losses	Fair Value
	(In Thousands)

U.S. Government corporations and agencies	$1,500	$-	$(3)	$1,497
Municipals	85	-	-	85
Collateralized mortgage obligations – government agencies	52,755	282	(379)	52,658
Collateralized mortgage obligations – government sponsored enterprises	43,631	2	(495)	43,138

	$97,971	$284	$(877)	$97,378

Collateralized mortgage obligations – government agencies include securities issued by GNMA. Collateralized mortgage obligations – government sponsored enterprises include securities issued by FHLMC and FNMA. There were no sales of available-for-sale securities for any of the periods shown.

Securities with carrying values aggregating approximately $74.0 million and $62.5 million were pledged to secure public deposits, securities sold under agreement to repurchase, and FHLB advances at December 31, 2008 and 2007, respectively.

Unrealized holding gains (losses), net of tax effect, included in accumulated other comprehensive income (loss) at December 31, 2008 and 2007 were $1.1 million and $(393,000) million, respectively.

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2008 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In Thousands)

Due in one year or less	$-	$-
Due in one year through five years	2,180	2,226
Due in five through ten years	14,585	14,677
Due in over ten years	90,731	92,221

	$107,496	$109,124

The tables below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at December 31, 2008 and 2007. At December 31, 2008 and December 31, 2007, the Corporation had 17 and 87 securities that were in an unrealized loss position, respectively. Such securities have declined in value due to current interest rate environments and not credit quality and do not presently represent realized losses. The Corporation has the ability and intent to and anticipates that these securities, which have been in a continuous loss position but are not other-than-temporarily impaired, will be kept in the Corporation’s portfolio until maturity or until the unrealized loss is recovered. If held until maturity, it is anticipated that the investments will regain their value. If the Corporation determines that any of the above investments are deemed to be other-than-temporarily impaired, the impairment loss will be recognized in the consolidated statements of income.

	As of December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)

Collateralized mortgage obligations – government agencies	$9,803	$32	$-	$-	$9,803	$32
Collateralized mortgage obligations – government sponsored enterprises	1,394	2	534	2	1,928	4

	$11,197	$34	$534	$2	$11,731	$36

	As of December 31, 2007
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)

U.S. Government corporations and agencies	$-	$-	$1,497	$3	$1,497	$3
Collateralized mortgage obligations – government agencies	13,054	374	579	5	13,633	379
Collateralized mortgage obligations – government sponsored enterprises	6,463	66	35,317	429	41,780	495

	$19,517	$440	$37,393	$437	$56,910	$877

Note 5 –	Loan and Lease Receivables and Allowance for Loan and Lease Losses

Loan and lease receivables consist of the following:

	December 31,
	2008	2007
	(In Thousands)

First mortgage loans:
Commercial real estate	$390,094	$336,153
Construction and land development	84,778	90,545
Multi-family	42,514	41,821
1-4 family	51,542	48,437

	568,928	516,956
Commercial and industrial loans	232,350	213,786
Direct financing leases, net	29,722	29,383
Home equity loans and second mortgage loans	7,386	9,784
Credit card and other	14,445	11,725

	852,831	781,634
Less:
Allowance for loan and lease losses	11,846	9,854
Deferred loan fees	439	147

Loans and lease receivables, net	$840,546	$771,633

Certain of the Corporation’s executive officers, directors, and their related interests are loan clients of the Banks. As of December 31, 2008 and 2007, loans aggregating approximately $23.1 million and $23.3 million, respectively, were outstanding to such parties. New loans granted to such parties during 2008 and 2007 were approximately $5.4 million and $9.3 million and repayments on such loans were approximately $5.6 million and $4.6 million, respectively. These loans were made in the ordinary course of business and on substantially the same terms as those prevailing for comparable transactions with other clients. None of these loans were considered impaired.

A summary of the activity in the allowance for loan and lease losses follows:

	Years Ended December 31,
	2008	2007
	(In Thousands)

Allowance at beginning of period	$9,854	$8,296
Charge-offs:
Commercial real estate and other mortgage	(1,194)	(571)
Commercial and industrial	(1,202)	(778)
Lease	-	(25)
Consumer	-	-

Total charge-offs	(2,396)	(1,374)

Recoveries:
Commercial real estate and other mortgage	89	5
Commercial and industrial	-	23
Lease	-	-
Consumer	-	-

Total recoveries	89	28

Net charge-offs	(2,307)	(1,346)
Provision for loan and lease loss	4,299	2,904

Allowance at end of period	$11,846	$9,854

Allowance to gross loans and leases	1.39%	1.26%

The Corporation’s non-accrual loans and leases consist of the following at December 31, 2008 and 2007, respectively.

	Years Ended December 31,
	2008	2007
	(In Thousands)

Non-accrual loans	$16,261	$8,864
Non-accrual leases	24	-

Total non-accrual loans and leases	16,285	8,864
Foreclosed properties, net	3,011	660

Total non-performing assets	$19,296	$9,524

Performing troubled debt restructurings	$-	$-

Total non-accrual loans and leases to total loans and leases	1.91%	1.13%
Total non-performing assets to total assets	1.91	1.04
Allowance for loan and lease losses to non-accrual loans and leases	72.74	111.17

At December 31, 2008 and 2007, there were no loans greater than ninety days past due and still accruing interest.

The following represents information regarding the Corporation’s impaired loans and leases:

	As of December 31,
	2008	2007
	(In Thousands)

Impaired loans and leases with no impairment reserves required	$9,986	$6,500
Impaired loans and leases with impairment reserves required	6,299	2,617

Total impaired loans and leases	16,285	9,117
Less:
Impairment reserve (included in allowance for loan and lease loss)	1,417	834

Net impaired loans and leases	$14,868	$8,283

Average impaired loans and leases	$8,375	$3,439

Foregone interest income attributable to impaired loans and leases	$752	$365
Interest income recognized on impaired loans and leases	(49)	(41)

Net foregone interest income on impaired loans and leases	$703	$324

The Corporation’s net investment in direct financing leases consists of the following:

	As of December 31,
	2008	2007
	(In Thousands)

Minimum lease payments receivable	$26,740	$27,572
Estimated unguaranteed residual values in leased property	7,293	6,642
Initial direct costs	154	236
Less unearned lease and residual income	(4,465)	(5,067)

Investment in commercial direct financing leases	$29,722	$29,383

There were no impairments of residual value of leased property during 2008 and 2007.

The Corporation leases equipment under direct financing leases expiring in future years. Some of these leases provide for additional rents, based on use in excess of a stipulated minimum number of hours, and generally allow the lessees to purchase the equipment for fair value at the end of the lease term. Future aggregate maturities of minimum lease payments to be received are as follows (In Thousands):

Maturities during year ended December 31,

2009	$8,009
2010	7,123
2011	5,769
2012	3,413
2013	1,767
Thereafter	659

$26,740

Note 6 –	Leasehold Improvements and Equipment

A summary of leasehold improvements and equipment at December 31, 2008 and 2007 is as follows:

	As of December 31,
	2008	2007
	(In Thousands)

Leasehold improvements	$1,297	$1,241
Furniture and equipment	2,724	2,447

	4,021	3,688
Less: accumulated depreciation	(2,492)	(2,142)

	$1,529	$1,546

Note 7 – Goodwill and Intangible Assets.

Goodwill is not amortized. Goodwill as well as other intangible assets is subject to impairment tests on at least an annual basis. No impairment loss was recorded in 2008 and 2007. At December 31, 2008, goodwill was $2.7 million. There was no change in the carrying amount of goodwill during the year ended December 31, 2008 and 2007. The Corporation performed a detailed valuation in June 2008 utilizing discounted cash flow assumptions of the subsidiary reporting unit with further evaluation of the consolidated entity market capitalization. Each subsequent reporting period, the Corporation evaluated changes in facts and circumstances of the organization to assess if additional triggering events occurred to warrant an updated valuation to be completed. No other triggering events were identified through December 31, 2008. A series of assumptions, including the discount rate applied to the estimated future cash flows, are embedded within the evaluation. These assumptions and estimates are subject to changes. There can be no assurances that discount rates will not increase, projected earnings and cash flows of our subsidiary reporting will not decline, and facts and circumstances influencing our consolidated market capitalization will not change. Accordingly, an impairment charge to goodwill and other intangible assets may be required in the foreseeable future if the book equity of our subsidiary reporting unit exceeds its fair value. An impairment charge to goodwill could have an adverse impact on future consolidated results of operations.

The Corporation has intangible assets that are amortized consisting of core deposit intangibles and other intangibles, representing a purchased customer list from a purchased brokerage/investment business.

Changes in the gross carrying amount, accumulated amortization and net book value of core deposit and other intangibles were as follows:

	Year Ended December 31,
	2008	2007
	(In Thousands)

Core deposit intangibles:
Gross carrying amount	$145	$145
Accumulated amortization	(108)	(95)

Net book value	$37	$50

Amortization during the period	$(13)	$(18)

Other intangibles:
Gross carrying amount	$120	$120
Accumulated amortization	(84)	(72)

Net book value	36	$48

Amortization during the period	$(12)	$(12)

Estimated amortization expense of core deposit and other intangibles for fiscal years 2009 through 2013 are as follows:

Estimate for the year ended December 31,

	Core Deposit	Other
	Intangibles	Intangibles	Total
	(In Thousands)

2009	$10	$12	$22
2010	7	12	19
2011	5	12	17
2012	3	-	3
2013	2	-	2
Thereafter	10	-	10

	$37	$36	$73

Note 8 –	Other Assets

Included in other assets are the equity investments in a variety of investment limited partnerships. An equity investment of $94,000 and $100,000 in CapVest Fund, LP was recorded as of December 31, 2008 and 2007, respectively. As of December 31, 2008 the Corporation had fulfilled its capital commitment with respect to CapVest Fund, LP. An equity investment in Aldine Capital Fund, LP, a mezzanine fund, of $939,000 and $319,000 was recorded as of December 31, 2008 and 2007. The Corporation has a remaining commitment to provide funds of $1.9 million. The Corporation has two tax-preferred limited partnership equity investments, Porchlight Inc., a community housing limited partnership and Chapel Valley Senior Housing, LP. At December 31, 2008 there is a zero cost basis remaining in these tax-preferred limited partnership equity investments. The Corporation is not the general partner, does not have controlling ownership, and is not the primary variable interest holder in any of these limited partnerships. Income (loss) earned from these partnerships was $36,000 and $(247,000) for the years ended December 31, 2008 and 2007, respectively.

In September 2008, FBFS Statutory Trust II (Trust II), a Delaware business trust was formed and issued common securities of $315,000. The Corporation is the sole owner of these common securities. The purpose of Trust II was to complete the sale of $10.0 million of 10.5% fixed rate trust preferred securities. In accordance with the provisions of FIN 46R, Trust II, a wholly owned subsidiary of the Corporation, was not consolidated into the financial statements of the Corporation. The investment in Trust II of $315,000 as of December 31, 2008 is included in accrued interest and other assets. Refer to Note 10 for additional information regarding the issuance of the trust preferred securities.

A summary of other assets is as follows:

	As of December 31,
	2008	2007
	(In Thousands)

Accrued interest receivable	$3,331	$3,566
Deferred tax assets, net	2,433	2,752
Investment in limited partnerships	1,033	444
Investment in FBFS Statutory Trust II	315	-
Fair value of interest rate swaps	1,797	-
Other	3,355	2,924

Total	$12,264	$9,686

Note 9 –	Deposits

Deposits are summarized as follows:

	December 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(In Thousands)

Transaction accounts:
Demand deposits	$55,388	0.00%	$47,124	0.00%
Negotiable order of withdrawal (NOW) accounts	51,547	1.61	65,035	4.22

	106,935		112,159
Money market accounts	148,366	1.79	162,585	4.49
Certificates of deposit	583,573	4.56	501,316	5.00

	$838,874		$776,060

A summary of annual maturities of certificates of deposit outstanding at December 31, 2008 follows (in thousands):

Maturities during year ended December 31,

2009	$320,431
2010	123,171
2011	121,306
2012	17,984
2013	681

$583,573

Deposits include approximately $92.5 million and $72.5 million of certificates of deposit, including brokered deposits, which are denominated in amounts of $100,000 or more at December 31, 2008 and 2007, respectively. Included in certificates of deposit were brokered deposits of $477.7 million and $429.2 million at December 31, 2008 and 2007, respectively.

Note 10 –	Borrowed Funds

The composition of borrowed funds is as follows:

	December 31, 2008			December 31, 2007
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate
	(In thousands)

Fed funds purchased	$22,000	$12,888	2.38%	$14,250	$10,394	5.35%
FHLB advances	33,516	31,840	4.34	34,526	25,776	4.87
Junior subordinated notes	10,315	2,734	10.83	-	-	-
Line of credit	10	1,461	4.87	2,210	2,556	7.20
Subordinated notes payable	39,000	35,570	5.70	31,000	23,630	7.73
Other	-	-	-	-	25	7.00

	$104,841	$84,493	4.83	$81,986	$62,381	6.13

Short-term borrowings	$37,015			$32,470
Long-term borrowings	67,826			49,516

	$104,841			$81,986

The maximum outstanding of federal funds purchased was $22.0 million and $31.0 million for the years ended December 31, 2008 and 2007, respectively.

The Corporation has a $61.6 million FHLB line of credit available for advances which is collateralized by mortgage-related securities, unencumbered first mortgage loans and secured small business loans as noted below. At December 31, 2008, $28.1 million of this line is unused. At December 31, 2008 and 2007, open line advances totaled $15 million and $0, respectively. Open line advances have an interest rate based on the overnight investment rate at the FHLB plus 45 basis points. The rate at December 31, 2008 and 2007 was 0.52% and 5.02%, respectively. Long-term FHLB advances totaled $18.5 million and $34.6 million at December 31, 2008 and 2007, respectively. These advances bear fixed interest rates which range from 4.50% to 6.06% at both December 31, 2008 and 2007, and are subject to a prepayment fee if they are repaid prior to maturity. None of the Corporation’s FHLB advances are putable.

The Corporation is required to maintain, as collateral, mortgage-related securities and unencumbered first mortgage loans and secured small business loans in its portfolio aggregating at least the amount of outstanding advances from the FHLB. Loans totaling approximately $16.1 million and $14.0 million and collateralized mortgage obligations totaling approximately $42.9 million and $58.1 million were pledged as collateral for FHLB advances at December 31, 2008 and 2007, respectively.

Scheduled repayments of FHLB advances outstanding as of December 31, 2008 are as follows (in thousands):

Maturities during year ended December 31,

2009	$15,000
2010	16,000
2011	2,000
2012	-
2013	516
Thereafter	-

$33,516

At December 31, 2008 and 2007, there were no securities sold under agreements to repurchase.

The Corporation has a line of credit of $10.5 million. The line of credit carries an interest rate of one month LIBOR plus 1.70% on the first $7.5 million and one month LIBOR plus 1.75% on the remaining $3.0 million and has certain performance debt covenants of which one was in violation as of December 31, 2008. We received a waiver of covenant violation through the maturity of the line of credit. The credit line matured on March 12, 2009 and was subsequently renewed for one additional year with pricing terms of LIBOR plus 2.45% with a interest rate floor of 4.00%. The Corporation has subordinated notes payable. At December 31, 2008 and 2007, the amount of subordinated notes payable outstanding was $39.0 million and $31.0 million, respectively. The subordinated notes payable qualify for Tier 2 capital and have maturities from September 2014 to June 2015. The subordinated notes payable bear interest rates of one month LIBOR plus 2.60% to 3.75%. There are no debt covenants on the subordinated notes payable.

In September 2008, FBFS Statutory Trust II (Trust II), a Delaware business trust wholly owned by the Corporation, completed the sale of $10.0 million of 10.5% fixed rate trust preferred securities (Preferred Securities). Trust II also issued common securities of $315,000. Trust II used the proceeds from the offering to purchase $10.3 million of 10.5% Junior Subordinated Notes (the Notes) of the Corporation. The Preferred Securities are mandatorily redeemable upon the maturity of the Notes on September 26, 2038. The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. The Corporation used the proceeds from the sale of the Notes for general corporate purposes including providing additional capital to its subsidiaries. Debt issuance costs of approximately $429,000 were capitalized in 2008, which are included in other assets, and are amortizing over the life of the Notes as an adjustment to interest expense.

The Corporation has the right to redeem the Notes at any time on or after September 26, 2013. The Corporation also has the right to redeem the Notes, in whole but not in part, after the occurrence of a special event. Special events are limited to 1) a change in capital treatment resulting in the inability of the Corporation to include the Notes in Tier 1 Capital, 2) a change in laws or regulations that could require Trust II to register as an investment company under The Investment Company Act of 1940, as amended and 3) a change in laws or regulations that would a) require Trust II to pay income tax with respect to interest received on the Notes or b) prohibit the Corporation from deducting the interest payable by the Corporation on the Notes or c) result in greater than a de minimis amount of taxes for Trust II.

In accordance with the provisions of FIN 46R, Trust II, a wholly owned subsidiary of the Corporation, was not consolidated into the financial statements of the Corporation. Therefore, the Corporation presents in its consolidated financial statements junior subordinated notes as a liability and its investment in Trust II as a component of other assets.

Note 11 –	Stockholders’ Equity

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

Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2008, that the Corporation and the Banks meet all applicable capital adequacy requirements.

As of December 31, 2008 and 2007, the most recent notification from the Federal Deposit Insurance Corporation and the state of Wisconsin Department of Financial Institutions (DFI) categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. The qualification results in lower assessment of FDIC premiums, among other benefits.

In addition, the Banks met the minimum net worth requirement of 6.0% as required by the State of Wisconsin at December 31, 2008 and 2007.

The following table summarizes the Corporation and Banks’ capital ratios and the ratios required by its federal regulators at December 31, 2008 and 2007, respectively:

					Minimum
					Required to be
					Well Capitalized
					Under Prompt
			Minimum		Corrective
			Required for Capital		Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)

As of December 31, 2008
Total capital (to risk-weighted assets)
Consolidated	$109,603	12.00%	$73,088	8.00%	N/A	N/A
First Business Bank	91,062	11.13	65,448	8.00	$81,810	10.00%
First Business Bank – Milwaukee	14,590	15.13	7,714	8.00	9,642	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$59,178	6.48	$36,544	4.00%	N/A	N/A
First Business Bank	80,880	9.89	32,724	4.00	$49,086	6.00%
First Business Bank – Milwaukee	13,375	13.87	3,857	4.00	5,785	6.00
Tier 1 capital (to average assets)
Consolidated	$59,178	5.94	$39,819	4.00%	N/A	N/A
First Business Bank	80,880	9.23	35,064	4.00	$43,830	5.00%
First Business Bank – Milwaukee	13,375	10.61	5,042	4.00	6,302	5.00

					Minimum
					Required to be
					Well Capitalized
					Under Prompt
			Minimum		Corrective
			Required for		Action
	Actual		Capital Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)

As of December 31, 2007
Total capital (to risk-weighted assets)
Consolidated	$87,018	10.22%	$68,119	8.00%	N/A	N/A
First Business Bank	79,072	10.45	60,528	8.00	$75,660	10.00%
First Business Bank – Milwaukee	9,847	10.26	7,679	8.00	9,599	10.00
Tier 1 capital (to risk-weighted assets)
Consolidated	$46,164	5.42%	$34,060	4.00%	N/A	N/A
First Business Bank	71,097	9.40	30,264	4.00	$45,396	6.00%
First Business Bank – Milwaukee	8,639	9.00	3,840	4.00	5,759	6.00
Tier 1 capital (to average assets)
Consolidated	$46,164	5.12%	$36,065	4.00%	N/A	N/A
First Business Bank	71,097	9.04	31,459	4.00	$39,324	5.00%
First Business Bank – Milwaukee	8,639	7.39	4,678	4.00	5,848	5.00

The following table reconciles stockholders’ equity to federal regulatory capital at December 31, 2008 and 2007, respectively.

	As of December 31,
	2008	2007
	(In Thousands)

Stockholders’ equity of the Corporation	$53,006	$48,552
Unrealized and accumulated gains and losses on specific items and disallowed goodwill and intangible assets	(3,828)	(2,388)
Trust preferred securities	10,000	-

Tier 1 capital	59,178	46,164
Allowable general valuation allowances and subordinated debt	50,425	40,854

Risk-based capital	$109,603	$87,018

The Banks may not declare or pay cash dividends if such declaration and payment would violate Federal and/or state regulatory requirements. Unlike the Banks, the Corporation is not subject to these regulatory restrictions on the payment of dividends to its stockholders, the source of which, however, may depend upon dividends from the Banks. At December 31, 2008, subsidiary net assets of approximately $42.7 million could be transferred to the Corporation in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary.

Note 12 –	Earnings per Share

The computation of earnings per share for fiscal years 2008 and 2007 is as follows:

	2008	2007

Income available to common stockholders	$3,124,381	$3,256,341

Basic average shares	2,431,083	2,453,157
Dilutive effect of share-based awards	760	6,079

Dilutive average shares	2,431,843	2,459,236

Earnings per share:
Basic	$1.29	$1.33
Diluted	$1.28	$1.32

For the year ended December 31, 2008 and 2007, average anti-dilutive employee share-based awards totaled 226,512 and 162,626, respectively.

Note 13 –	Derivative Financial Instruments

The Corporation enters into certain derivative financial instruments as part of its strategy to manage its exposure to interest rate risk. Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2008 and December 31, 2007, the fair value of the interest swap owned by the Corporation that is designated as a cash flow hedge represented a liability of $2,000 and $4,000, respectively. This derivative contract has an outstanding notional amount of $275,000 and matures in April 2009.

In the third quarter of 2008, the Corporation began offering interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not designated as SFAS 133 hedge relationships and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value primarily offsetting through earnings each period. The credit risk embedded in fair value calculation is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror image swaps. At December 31, 2008, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $17.3 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. The aggregate amortizing notional value of interest rate swaps with dealer counterparties also was approximately $17.3 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps have maturities ranging from August 2013 to April 2019. The swaps were reported on the Corporation’s balance sheet as a derivative asset of $1.8 million, included in accrued interest receivable and other assets and a derivative liability of $1.8 million, included in accrued interest and other liabilities as of December 31, 2008.

Note 14 –	Equity Incentive Plans

The Corporation adopted an equity incentive plan in 1993 as amended in 1995, an equity incentive plan in 2001 and the 2006 Equity Incentive Plan (the Plans). The Plans are administered by the Compensation Committee of the Board of Directors of FBFS and provide for the grant of equity ownership opportunities through incentive stock options, nonqualified stock options (stock options) and restricted stock (unvested shares). A maximum of 436,697 common shares are currently authorized for awards under the Plans. 116,694 shares are available for future grants under the Plans as of December 31, 2008. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plans. The Corporation may issue new shares and shares from treasury for shares delivered under the Plans.

Stock Options

Stock options are granted to senior executives and other employees under the Plans. Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is granted. Options granted under the Plans are subject to graded vesting, generally ranging from four to eight years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. There were no stock options granted during the years ended December 31, 2008 or 2007. No stock options have been granted since the Corporation met the definition of a public entity and no stock options have been modified, repurchased or cancelled. Therefore, no stock-based compensation related to stock options was recognized in the consolidated financial statements for the years ended December 31, 2008 and 2007. The Corporation expects that a majority of the outstanding stock options will fully vest.

The following table represents a summary of stock options activity for all periods.

	For the Years Ended December 31,
	2008		2007
		Weighted		Weighted
	Options	Average Price	Options	Average Price

Outstanding at beginning of year	159,540	$22.10	166,168	$21.97
Granted	-	-	-	-
Exercised	-	-	(3,128)	11.91
Forfeited	(2,250)	24.56	(3,500)	24.71

Outstanding at end of year	157,290	22.07	159,540	22.10

Options exercisable at end of year	154,290		140,637

The following table represents outstanding stock options and exercisable stock options at the respective ranges of exercise prices at December 31, 2008.

Range of exercise prices

	Options Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares	Life (Years)	Price	Shares	Price

$15.00 – $17.50	9,984	5.04	15.33	9,984	15.33
$17.51 – $20.00	18,356	2.54	19.08	18,356	19.08
$20.01 – $22.50	69,450	4.16	22.00	69,450	22.00
$22.51 – $25.00	59,500	5.87	24.20	56,500	24.16

	157,290			154,290

Restricted Shares

Under the 2001 and 2006 Equity Incentive Plans, participants may be granted restricted shares, each of which represents an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive a common share on the date specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under this plan are subject to graded vesting. For awards with graded vesting, compensation expense is recognized over the requisite service period of four years for the entire award on a straight-line basis. Upon vesting of restricted share awards, the benefits of tax deductions in excess of recognized compensation expense is recognized as a financing cash flow activity. For the year ended December 31, 2008 and 2007, restricted share awards vested on a date at which the market price was lower than the market value on the date of grant; therefore there is no excess tax benefit reflected in the consolidated statements of cash flows. Restricted share activity for the years ended December 31, 2008 and 2007 was as follows:

	2008		2007
		Weighted		Weighted
	Number of	Average	Number of	Average
	Restricted	Grant-Date	Restricted	Grant-Date
	Shares	Fair Value	Shares	Fair Value

Nonvested balance at beginning of year	91,379	21.16	45,125	$23.08
Granted	40,950	16.00	61,885	20.12
Vested	(26,005)	21.29	(11,274)	23.08
Forfeited	(1,375)	20.59	(4,357)	21.37

Nonvested balance as of end of year	104,949	19.12	91,379	21.16

As of December 31, 2008, there was approximately $1.6 million of deferred compensation expense related to unvested restricted share awards which is expected to be recognized over four years. For the years ended December 31, 2008 and 2007, share-based compensation expense included in net income totaled approximately $626,000 and $397,000, respectively. As of December 31, 2008 there were no restricted shares vested and not delivered.

Note 15 –	Employee Benefit Plans

The Corporation maintains a contributory 401(k) defined contribution plan covering substantially all employees. The Corporation matches 100% of amounts contributed by each participating employee up to 3% of the employee’s compensation. The Corporation made a matching contribution of 3% to all eligible employees in 2008 and 2007. The Corporation may also contribute additional amounts at its discretion. Discretionary contributions of 1.8% and 2.8% were made in 2008 and 2007. Plan expense totaled approximately $151,000 and $221,000 in 2008 and 2007, respectively.

The Corporation has a deferred compensation plan covering two officers under which it provides contributions to supplement their retirement. Under the terms of the agreements, benefits to be received are generally payable within six months of the date of the termination of employment with the Corporation. The expense associated with this plan in 2008 and 2007 was $108,000 and $124,000, respectively. The present value of future payments under the plan of $1,370,000 and $1,636,000 at December 31, 2008 and 2007 is included in other liabilities. One of the agreements provides for contributions to supplement health insurance costs. The reduction of expense associated with this portion of the plan due to the reduction of the liability in 2008 and 2007 was $12,000 and $4,000, respectively. The present value of future payments related to post retirement health insurance costs of $45,000 and $57,000 at December 31, 2008 and 2007 is included in other liabilities.

The Corporation owns life insurance policies on the lives of these two officers, which have cash surrender values of approximately $1.6 million and $1.4 million as of December 31, 2008 and 2007, respectively and death benefits of $5.9 million and $5.8 million, respectively. The remaining balance of the cash surrender value of bank-owned life insurance of $13.9 million and $13.3 million as of December 31, 2008 and 2007, respectively, is related to policies on a number of other officers of the Banks.

Note 16 –	Leases

The Corporation and FBB occupy space under an operating lease agreement that expires on March 8, 2016. First Business Bank has two loan production offices that occupy office space under separate operating lease agreements that expire on December 31, 2017. FBB – Milwaukee occupies office space under an operating lease agreement that expires on November 30, 2010. The Corporation’s total rent expense was approximately $1.2 million and $965,000 for the years ended December 31, 2008 and 2007, respectively. Rent increases are accrued on a straight-line basis. The Corporation also leases vehicles and other office equipment. Rental expense for these operating leases was $84,000 and $71,000 for the years ended December 31, 2008 and 2007, respectively.

Future minimum lease payments for noncancelable operating leases for each of the five succeeding years and thereafter are as follows (in thousands):

2009	$897
2010	747
2011	640
2012	626
2013	637
Thereafter	1,689

$5,236

Note 17 –	Income Taxes

Income tax expense applicable to income for the years ended December 31, 2008 and 2007 consists of the following:

	Year Ended December 31,
	2008	2007
	(In Thousands)

Current:
Federal	$1,669	$1,527
State	833	672

	2,502	2,199

Deferred:
Federal	(199)	(275)
State	(247)	(117)

	(446)	(392)

Total income tax expense	$2,056	$1,807

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax basis.

The significant components of the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,
	2008	2007
	(In Thousands)

Deferred tax assets:
Allowance for loan and lease losses	$4,556	$3,784
Deferred compensation	554	641
Unrealized loss on securities	—	200
Unrealized loss on interest rate swaps	1	4
Federal and state net operating loss carryforwards	2,586	2,387
Write-down of foreclosed properties	410	—
Non-accrual loan interest	304	203
Other	1,357	873

	9,768	8,092
Valuation allowance	(1,275)	(1,074)

Total deferred tax assets	8,493	7,018

Deferred tax liabilities:
Leasing and fixed asset activities	5,241	4,032
Unrealized gain on securities	562	—
Other	257	234

Total deferred tax liabilities	6,060	4,266

Net deferred tax asset	$2,433	$2,752

The tax effects of unrealized gains and losses on derivative instruments and unrealized gains and losses on securities are components of other comprehensive income. A reconciliation of the change in net deferred tax assets to deferred tax expense follows:

	At December 31,
	2008	2007
	(In Thousands)

Change in net deferred tax assets	$319	$(67)
Deferred taxes allocated to OCI	(765)	(325)

Deferred income tax benefit	$(446)	$(392)

Net deferred tax assets are included in accrued interest receivable and other assets in the consolidated balance sheets.

The Corporation has state net operating loss carryforwards of approximately $49.6 million and $43.0 million at December 31, 2008 and 2007, respectively, which can be used to offset their future state taxable income. The carry forwards expire between 2009 and 2024. A valuation allowance has been established for the future benefits attributable to certain of the state net operating losses. At December 31, 2008, the Corporation had state charitable contribution carryforwards of approximately $220,000 that expire between 2009 and 2013.

Included in deferred tax assets at December 31, 2007 is a benefit for separate return Federal and state net operating loss carryforwards for BBG and its subsidiary prior to the acquisition of BBG on June 1, 2004. As a result of the 2004 transaction, FBFS obtained 100% ownership of BBG and its subsidiary enabling a consolidated Federal tax return to be filed in 2004. The loss carry forward has been fully utilized as of December 31, 2008.

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

The valuation allowance is established against certain state deferred tax assets, primarily state net operating losses, in which management believes that it is more likely than not that the state deferred tax assets will not be realized.

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2008	2007
	(In Thousands)

Income before income tax expense	$5,180	$5,063

Tax expense at statutory federal rate of 34% applied to income before income tax expense	$1,761	$1,721
State income tax, net of federal effect	271	287
Change in valuation allowance	201	217
Low income housing tax credits	—	(48)
Bank-owned life insurance	(252)	(237)
FIN 48 interest, net of federal effect	116	73
Settlement of IRS audit	35	—
Other	(76)	(206)

Total income tax expense	$2,056	$1,807

Effective tax rate	39.69%	35.69%

Like the majority of financial institutions located in Wisconsin, FBB transferred investment securities and loans to out-of-state investment subsidiaries. The Bank’s Nevada investment subsidiaries now hold and manage these assets. The investment subsidiaries have not filed returns with, or paid income or franchise taxes to, the State of Wisconsin. The Wisconsin Department of Revenue (the Department) recently implemented a program to audit Wisconsin financial institutions which formed investment subsidiaries located outside of Wisconsin, and the Department has generally indicated that it intends to assess income or franchise taxes on the income of the out-of-state investment subsidiaries of Wisconsin financial institutions. FBB has received a Notice of Audit from the Department that would cover years 1999 through 2005 and would relate primarily to the issue of income of the Nevada subsidiaries. In 2007, FBCC received a Notice of Audit from the Department that would cover the years 2001 through 2005. During 2004, the Department offered a blanket settlement agreement to most banks in Wisconsin having Nevada investment subsidiaries. The Department has not issued an assessment to the Bank, but the Department has stated that it intends to do so if the matter is not settled.

Prior to the formation of the investment subsidiaries the Bank sought and obtained private letter rulings from the Department regarding the non-taxability of the investment subsidiaries in the State of Wisconsin. The Bank believes that it complied with Wisconsin law and the private rulings received from the Department. Should an assessment be forthcoming, the Bank intends to defend its position vigorously through the normal administrative appeals process in place at the Department and through other judicial channels should they become necessary. Although FBB and FBCC will vigorously oppose any such assessment there can be no assurance that the Department will not be successful in whole or in part in its efforts to tax the income of the Bank’s Nevada investment subsidiary. In 2008 and 2007, the Corporation accrued, as a component of current state tax expense, an estimated liability including interest which is the most likely amount within a range of probable settlement amounts. FBFS does not expect the resolution of this matter to materially affect its consolidated results of operations and financial position beyond the amounts accrued.

On February 19, 2009, the State of Wisconsin enacted unitary combined reporting, among other tax legislative changes, effective for tax periods beginning January 1, 2009. The Corporation is currently evaluating the impact on our consolidated results of operations including valuation allowance assumptions. A summary of all of the Corporation’s uncertain tax positions are as follows:

	Year Ended December 31,
	2008	2007
	(In Thousands)

Unrecognized tax benefits at beginning of year	$1,812	$1,397
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	636	649
Reductions for tax positions of prior years	(8)	(234)
Settlements	—	—

Unrecognized tax benefits at end of year	$2,440	$1,812

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $1.8 million as of December 31, 2008. As of December 31, 2008, the Corporation had accrued $403,000 of interest. During the period ending December 31, 2008 and 2007, interest associated with uncertain tax positions was $190,000 and 111,000, respectively, and is included in income tax expense. As of December 31, 2008, State of Wisconsin tax years that remain open to audit are 1997 and 1999 through 2007. Federal tax years that remain open are 2004 through 2007. As of December 31, 2008, there were no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.

Note 18 –	Commitments, Contingencies, and Financial Instruments with Off-Balance Sheet Risk

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

In the event of non-performance, the Banks’ exposure to credit loss for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for instruments reflected in the consolidated financial statements. An accrual for credit losses on financial instruments with off-balance sheet risk would be recorded separate from any valuation account related to any such recognized financial instrument. As of December 31, 2008 and 2007, there were no accrued credit losses for financial instruments with off-balance sheet risk.

Financial instruments whose contract amounts represent potential credit risk at December 31, 2008 and 2007, respectively, are as follows:

	At December 31,
	2008	2007
	(In Thousands)

Commitments to extend credit, primarily commercial loans	$236,292	$172,660
Standby letters of credit	9,731	12,174

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

Management has estimated that there is no probable loss expected from the funding of loan commitments or standby letters of credit at December 31, 2008 and 2007.

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

Note 19 –	Fair Value of Financial Instruments

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

Loans and Leases:  Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Banks’ historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. Evaluation of the credit risk of the portfolio was taken into consideration when determining the exit fair value of these instruments.

Federal Home Loan Bank stock:  The carrying amount of FHLB stock equals its fair value because the shares may be redeemed by the FHLB at their carrying amount of $100 per share par amount.

Cash surrender value of life insurance:  The carrying amount of the cash surrender value of life insurance approximates its fair value as the carrying value represents the current settlement amount.

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

Fair value estimates, methods, and assumptions used by the Corporation to estimate fair value for its financial instruments are set forth below.

	December 31, 2008		December 31, 2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$23,684	$23,684	$17,624	$17,624
Securities available-for-sale	109,124	109,124	97,378	97,378
Loans and lease receivables	840,546	892,142	771,633	788,879
Federal Home Loan Bank stock	2,367	2,367	2,367	2,367
Cash surrender value of life insurance	15,499	15,499	14,757	14,757
Accrued interest receivable	3,331	3,331	3,566	3,566
Interest rate swaps	1,797	1,797	—	—
Financial liabilities:
Deposits	$838,874	$863,102	$776,060	$782,075
Federal funds purchased	22,000	22,000	14,250	14,250
Federal Home Loan Bank and other borrowings	72,526	73,841	67,736	68,818
Junior subordinated notes	10,315	6,925	—	—
Interest rate swaps	1,799	1,799	10	10
Accrued interest payable	6,911	6,911	5,911	5,911
Off balance sheet items:
Standby letters of credit	28	28	55	55
Commitments to extend credit	—	*	—	*

*	Not meaningful

Note 20 –	Fair Value Disclosures (SFAS 157 Disclosure)

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2008, segregated by fair value hierarchy level, are summarized below:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In Thousands)

Assets:
Securities available for sale	$—	$109,124	$—	$109,124
Interest rate swaps		1,797		1,797
Liabilities:
Interest rate	$—	$1,799	$—	$1,799

Assets and liabilities measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the period ended December 31, 2008 are summarized below:

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable	Total
	December 31,	Assets	Inputs	Inputs	Gains
	2008	(Level 1)	(Level 2)	(Level 3)	(Losses)
(In Thousands)

Impaired loans	$6,827	$—	$1,389	$5,438	$—

Impaired loans that are collateral dependent were written down to their fair value of $6.8 million through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value. Valuation techniques consistent with the market approach, income approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within Level 3 of the hierarchy.

Note 21 –	Condensed Parent Only Financial Information

The following represents the unconsolidated financial information of the Parent of the Corporation:

Condensed Balance Sheets

	At December 31,
	2008	2007
	(In Thousands)

Assets
Cash and cash equivalents	$3,392	$29
Investments in subsidiaries, at equity	98,397	82,124
Leasehold improvements and equipment, net	782	724
Other	893	449

Total assets	$103,464	$83,326

Liabilities and Stockholders’ Equity
Borrowed funds	$49,325	$33,210
Other liabilities	1,133	1,564

Total liabilities	50,458	34,774
Stockholders’ equity	53,006	48,552

Total liabilities and stockholders’ equity	$103,464	$83,326

Condensed Statements of Income

	Year Ended December 31,
	2008	2007
	(In Thousands)

Interest income	$27	$17
Interest expense	2,393	2,010

Net interest expense	(2,366)	(1,993)

Non-interest income
Consulting and rental income from consolidated subsidiaries	4,857	3,956
Other	51	3

Total non-interest income	2,542	3,959

Non-interest expense	6,985	6,268

Loss before tax benefit and equity in undistributed net income of consolidated subsidiaries	(4,443)	(4,302)
Income tax benefit	(1,486)	(1,522)

Loss before equity in undistributed net income of consolidated subsidiaries	(2,957)	(2,780)
Equity in undistributed net income of consolidated subsidiaries	6,081	6,036

Net income	$3,124	$3,256

Condensed Statements of Cash Flows

	Year Ended December 31,
	2008	2007
	(In Thousands)

Operating activities
Net income	$3,124	$3,256
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of consolidated subsidiaries	(6,081)	(6,036)
Share-based compensation	212	135
(Decrease) increase in liabilities	(494)	260
Other, net	(453)	(391)

Net cash used in operating activities	(3,692)	(2,776)

Investing activities
Payments for investment in and advances to subsidiaries	(8,315)	(6,500)

Net cash used in investing activities	(8,315)	(6,500)

Financing activities
Exercise of stock options	-	37
Proceeds from advances and other borrowed funds	2,500	7,075
Repayment of advances and other borrowed funds	(4,700)	(6,500)
Proceeds from issuance of long-term debt	39,000	10,000
Repayment of long-term debt	(31,000)	-
Proceeds from issuance of junior subordinated notes	10,315	-
Purchase of treasury stock	(52)	(843)
Dividends paid	(693)	(644)

Net cash provided by financing activities	15,370	9,125

Increase (decrease) in cash and cash equivalents	3,363	(151)
Cash and cash equivalents at beginning of year	29	180

Cash and cash equivalents at end of year	$3,392	$29

Note 22 –	Condensed Quarterly Earnings (unaudited)

	2008				2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands, Except per share data)

Interest income	$15,153	$14,726	$14,739	$15,155	$13,816	$14,488	$15,275	$15,909
Interest expense	(9,091)	(8,074)	(8,222)	(8,128)	(8,435)	(8,850)	(9,413)	(9,582)

Net interest income	6,062	6,652	6,517	7,027	5,381	5,638	5,862	6,327
Provision for loan losses	(553)	(743)	(17)	(2,986)	(576)	(701)	(596)	(1,031)
Non-interest income	1,087	1,267	1,340	1,443	1,002	1,157	1,101	1,156
Non-interest expense	(5,341)	(5,438)	(5,815)	(5,322)	(4,876)	(4,787)	(4,944)	(5,050)

Income before income taxes	1,255	1,738	2,025	162	931	1,307	1,423	1,402
Income taxes	(485)	(670)	(853)	(48)	(332)	(448)	(538)	(489)

Net income	$770	$1,068	$1,172	$114	$599	$859	$885	$913

Per share data:
Basic earnings per share	$0.32	$0.44	$0.48	$0.05	$0.24	$0.35	$0.36	$0.38
Diluted earnings per share	0.32	0.44	0.48	0.04	0.24	0.35	0.36	0.37
Dividends	0.07	0.07	0.07	0.07	0.065	0.065	0.065	0.065

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Business Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of First Business Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Business Financial Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Milwaukee, Wisconsin
March 13, 2009

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2008.

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

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

On March 13, 2009 the Board of Directors approved the Annual Incentive Bonus Program that is attached as Exhibit 10.9. Three performance criteria weighted equally will be used as measurements in the program as follows: (i) Top Line Growth defined as net interest income plus fee income, (ii) Adjusted Net Income Growth defined as net income before tax, before loan and lease loss provision, after actual net charge offs, and (iii) return on equity for Company measurements or return on assets for subsidiaries of the Company.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Directors of the Registrant. Information with respect to the Directors of the registrant, included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 4, 2009 under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

(b)	Executive Officers of the Registrant. The information is presented in Item 1 of this document.

(c)	Code of Ethics. The Corporation has adopted a code of ethics applicable to all employees, including the principal executive and principal accounting officer of the Corporation. The FBFS Code of Ethics is posted on the Corporation’s website at www.firstbusiness.com

Item 11. Executive Compensation

Information with respect to compensation for our directors and officers included in the definitive Proxy Statement for the Annual Meeting to be held on May 4, 2009 included within the summary compensation table is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management, included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 4, 2009 under the captions “Principal Shareholders” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 4, 2009 under the caption “Related Party Transactions” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information with respect to principal accounting fees and services included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 4, 2009 under the caption “Independent Registered Public Accounting Firm” is incorporated herein by reference.

ITEM IV.

Item 15. Exhibits, Financial Statements Schedules

The consolidated financial statements listed on the Index included under “Item 8 — Financial Statements and Supplementary Data” are filed as a part of this Form 10-K. All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant.

Exhibits. See Exhibit Index.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.

/s/  Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

March 13, 2009

Exhibit No.	Exhibit Name

3.1	Amended and Restated Articles of Incorporation of First Business Financial Services, Inc., as amended
3.2	Amended and Restated Bylaws of First Business Financial Services, Inc., as amended
4.1	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt not being registered that is not filed as an exhibit to this Annual Report on Form 10-K. No such instrument authorizes securities in excess of 10% of the total assets of the Registrant.
4.2	Rights Agreement, dated as of June 5, 2008, between the Registrant and Computershare Investor Servicies, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of the Registrant, dated as of June 6, 2008)
10.1	1993 Incentive Stock Option Plan (incorporated by reference to the Registration Statement on Form S-8 filed September 28, 2006)
10.2	2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Amended Registration Statement on Form 10 filed April 28, 2005)
10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Amended Registration Statement on Form 10 filed April 28, 2005)
10.4	2006 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed on March 31, 2006)
10.5	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed September 28, 2006)
10.6	Restated Employment Agreement dated December 14, 2005 between the Registrant and Jerome J. Smith (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on December 16, 2005)
10.7	Employment and Repayment Agreement between First Business Capital Corp. and Charles H. Batson, dated December 14, 2005 (incorporated by reference to Exhibits 10.1 and 10.2 to the current reports on Form 8-K filed on December 20, 2005)
Form of Executive change-in-control and Severance Agreement (incorporated by reference to the current report on Form 8-K filed on February 10, 2006)
10.8	Restated Employment Agreement dated November 7, 2006 between the Registrant and Corey A. Chambas (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on November 13, 2006)
10.9	Annual Incentive Bonus Program
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Amended Registration Statement on Form 10 filed April 28, 2005)
23	Consent of KPMG LLP
31.1	Certification of the Chief Executive Officer
31.2	Certification of the Senior Vice President and Chief Financial Officer
32	Certification of the Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99	Proxy Statement for the Annual Meeting of the Stockholders (to be filed with the SEC under Regulation 14A within 120 days after December 31, 2008; except to the extent specifically incorporated by reference, the Proxy Statement for the Annual Meeting of the Stockholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K)