Form 10-Q
period 2009-03-31
First Business Financial Services, Inc.
filed 2009-05-01
CIK 1305399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2009
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 001-34095
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
Yes ☑           No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data Field required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐           No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on April 29, 2009 was 2,544,320 shares.

[This page intentionally left blank]

2

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2009	2008
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$16,658	$19,216
Short-term investments	14,525	4,468

Cash and cash equivalents	31,183	23,684
Securities available-for-sale, at fair value	108,380	109,124
Loans and leases receivable, net of allowance for loan and lease losses of $12,935 and $11,846, respectively	848,509	840,546
Leasehold improvements and equipment, net	1,488	1,529
Foreclosed properties	3,011	3,011
Cash surrender value of bank-owned life insurance	15,680	15,499
Investment in Federal Home Loan Bank stock, at cost	2,367	2,367
Goodwill and other intangibles	2,756	2,762
Accrued interest receivable and other assets	12,671	12,264

Total assets	$1,026,045	$1,010,786

Liabilities and Stockholders’ Equity
Deposits	$890,370	$838,874
Federal Home Loan Bank and other borrowings	57,523	94,526
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	14,444	14,065

Total liabilities	972,652	957,780

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 2,616,424 and 2,616,424 shares issued, 2,544,519 and 2,545,546 outstanding at 2009 and 2008, respectively	26	26
Additional paid-in capital	24,260	24,088
Retained earnings	28,881	29,252
Accumulated other comprehensive income	1,664	1,065
Treasury stock (71,905 and 70,878 shares in 2009 and 2008, respectively), at cost	(1,438)	(1,425)

Total stockholders’ equity	53,393	53,006

Total liabilities and stockholders’ equity	$1,026,045	$1,010,786

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended,
	March 31,
	2009	2008
	(In Thousands, Except Share Data)
Interest income:
Loans and leases	$12,555	$13,995
Securities income, taxable	1,239	1,116
Short-term investments	11	42

Total interest income	13,805	15,153

Interest expense:
Deposits	6,464	8,026
Notes payable and other borrowings	579	1,065
Junior subordinated notes	274	—

Total interest expense	7,317	9,091

Net interest income	6,488	6,062
Provision for loan and lease losses	2,197	553

Net interest income after provision for loan and lease losses	4,291	5,509

Non-interest income:
Trust and investment services income	434	482
Service charges on deposits	334	210
Increase in cash surrender value of bank-owned life insurance	181	177
Loan fees	273	136
Credit, merchant and debit card fees	47	45
Other	293	42

Total non-interest income	1,562	1,092

Non-interest expense:
Compensation	3,173	3,359
Occupancy	361	330
Equipment	169	156
Data processing	280	274
Marketing	205	263
Professional fees	513	375
Collateral liquidation costs	562	—
FDIC Insurance	335	156
Loss on foreclosed properties	—	5
Other	563	428

Total non-interest expense	6,161	5,346

Income (loss) before income tax expense	(308)	1,255
Income tax expense (benefit)	(115)	485

Net income (loss)	$(193)	$770

Earnings (loss) per share:
Basic	$(0.08)	$0.31
Diluted	$(0.08)	$0.31
Dividends declared per share	$0.07	$0.07
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	income (loss)	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2007	$26	$23,462	$26,836	$(399)	$(1,373)	$48,552
Comprehensive income:
Net income	—	—	770	—	—	770
Unrealized securities gains arising during the period	—	—	—	2,329	—	2,329
Unrealized derivative losses arising during the period	—	—	—	(5)	—	(5)
Reclassification adjustment for realized losses on derivatives	—	—	—	3	—	3
Income tax effect	—	—	—	(802)	—	(802)

Comprehensive income						2,295
Share-based compensation — restricted shares	—	142	—	—	—	142
Cash dividends ($0.07 per share)	—	—	(176)	—	—	(176)
Treasury stock purchased (556 shares)	—	—	—	—	(10)	(10)

Balance at March 31, 2008	$26	$23,604	$27,430	$1,126	$(1,383)	$50,803

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	income	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2008	$26	$24,088	$29,252	$1,065	$(1,425)	$53,006
Comprehensive income:
Net loss	—	—	(193)	—	—	(193)
Unrealized securities gains arising during the period	—	—	—	985	—	985
Unrealized derivative losses arising during the period	—	—	—	(1)	—	(1)
Reclassification adjustment for realized losses on derivatives	—	—	—	3	—	3
Income tax effect	—	—	—	(388)	—	(388)

Comprehensive income	—	—	—	—	—	406
Share-based compensation — restricted shares	—	172	—	—	—	172
Cash dividends ($0.07 per share)	—	—	(178)	—	—	(178)
Treasury stock purchased (1,027 shares)	—	—	—	—	(13)	(13)

Balance at March 31, 2009	$26	$24,260	$28,881	$1,664	$(1,438)	$53,393

See accompanying Notes to Unaudited Consolidated Financial Statements

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
	(In Thousands)
Operating activities
Net (loss) income	$(193)	$770
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(266)	(222)
Provision for loan and lease losses	2,197	553
Depreciation, amortization and accretion, net	147	131
Share-based compensation	172	142
Increase in cash surrender value of bank-owned life insurance	(181)	(177)
Origination of loans for sale	(1,279)	(501)
Sale of loans originated for sale	1,281	502
Gain on sale of loans originated for sale	(2)	(1)
Loss on foreclosed properties	—	5
(Decrease) Increase in accrued interest receivable and other assets	(476)	95
Increase in accrued interest payable and other liabilities	381	1,218

Net cash provided by operating activities	1,781	2,515

Investing activities
Proceeds from maturities of available-for-sale securities	7,013	7,600
Purchases of available-for-sale securities	(5,286)	(7,961)
Proceeds from sale of foreclosed property	—	655
Net increase in loans and leases	(10,160)	(40,667)
Purchases of leasehold improvements and equipment, net	(151)	(227)

Net cash used in investing activities	(8,584)	(40,600)

Financing activities
Net increase in deposits	51,496	53,315
Net decrease in FHLB line of credit	(15,000)	—
Repayment of FHLB advances	(3)	(6,002)
Net decrease in short-term borrowed funds	(22,000)	(10,775)
Cash dividends paid	(178)	(163)
Purchase of treasury stock	(13)	(10)

Net cash provided by financing activities	14,302	36,365

Net increase (decrease) in cash and cash equivalents	7,499	(1,720)
Cash and cash equivalents at the beginning of the period	23,684	17,624

Cash and cash equivalents at the end of the period	$31,183	$15,904

Supplementary cash flow information
Interest paid on deposits and borrowings	$7,192	$7,563
Income taxes paid	15	10
See accompanying Notes to Unaudited Consolidated Financial Statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Principles of Consolidation
The unaudited consolidated financial statements include the accounts and results of First Business Financial Services, Inc. (FBFS or the Corporation), and its wholly-owned subsidiaries, First Business Bank, and First Business Bank — Milwaukee. All significant intercompany balances and transactions have been eliminated in consolidation.
Note 2 — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2008. There have been no significant changes in the methods or assumptions used in accounting policies requiring material estimates and assumptions.
In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included in the consolidated financial statements. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2009. Certain amounts in prior periods have been reclassified to conform to the current presentation.
Note 3 — Recent Accounting Pronouncements
Fair Value Disclosures. Effective January 1, 2008, the Corporation partially adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which provides a framework for measuring fair value. Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The partial adoption of this standard only resulted in additional disclosure requirements and had no financial statement impact. Financial Accounting Standards Board (FASB) Staff Position No. FAS 157-2 (FSP FAS 157-2) permitted delayed application of this statement for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Effective January 1, 2009, the Corporation adopted the provisions of FSP FAS 157-2 for goodwill and long-lived assets measured at fair value for impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, including foreclosed properties.
Refer to Note 10 — Fair Value Disclosure of the unaudited consolidated financial statements for further information regarding the fair value of the Corporation’s financial instruments.
Derivative Instruments and Hedging Activities. In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of Statement No. 133 (SFAS 161). SFAS 161 enhances disclosure requirements about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material impact on the consolidated financial statements.

Instruments Granted in Share-Based Payment Transactions as Participating Securities. In June 2008, the FASB issued Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This staff position addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the allocation in computing earnings per share under the two-class method described in SFAS 128, Earnings Per Share (SFAS 128). The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Corporation is required to apply the two-class method of computing basic and diluted earnings per share. Effective January 1, 2009, the Corporation adopted this standard. The Corporation has determined that its outstanding unvested restricted shares are participating securities. Accordingly, effective January 1, 2009, earnings per common share are computed using the two-class method prescribed by SFAS 128. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method. Upon adoption, both basic and diluted earnings per share for the first quarter of 2008 decreased by $0.01 due to the required retrospective application of this standard.
Recently Issued Accounting Standards
In April 2009, the FASB issued the following new accounting standards:
•	FASB Staff Position FAS 157-4 (FSP FAS 157-4), Determining Whether a Market Is Not Active and a Transaction is Not Distressed. FSP FAS 157-4 provides guidance for making fair value measurements more consistent with the principles presented in FAS 157. FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. FSP 157-4 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

•	FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2 (FSP FAS 115-2, FAS 124-2, and EITF 99-20-2), Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

•	FASB Staff Position FAS 107-1 and APB 28-1 (FSP FAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amend SFAS No 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those fair value disclosures in all interim financial statements.
These standards are effective for periods ending after June 15, 2009 with early adoption permitted. The Corporation has not elected to early adopt these standards and is evaluating the impact that these standards will have on the consolidated financial statements.

Note 4 — Earnings Per Share.
Earnings (losses) per common share are computed using the two-class method. Basic earnings (losses) per common share is computed by dividing net income (loss) allocated to common shares by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of the Corporation’s common stock. Diluted earnings per share is computed by dividing net income allocated to common shares adjusted for reallocation of undistributed earnings of unvested restricted shares by the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents using the treasury stock method.
For the three month periods ended March 31, 2009 and 2008, average anti-dilutive employee share-based awards totaled 253,169 and 230,961, respectively.

	For the Three Months
	Ended March 31,
	2009	2008
Distributed earnings allocated to common stockholders	$171,187	$169,570
Undistributed earnings (losses) allocated to common stockholders	(357,067)	573,447

Income (loss) available to common stockholders for basic earnings per share	(185,880)	743,017
Reallocation of undistributed earnings for diluted earnings per share	—	5

Income (loss) available to common stockholders for diluted earnings per share	$(185,880)	$743,021

Basic average shares	2,445,880	2,423,457
Dilutive effect of share-based awards	—	636

Dilutive average shares	2,445,880	2,424,093

Earnings (loss) per share:
Basic	$(0.08)	$0.31
Diluted	$(0.08)	$0.31
Note 5 — Share-Based Compensation
The Corporation adopted an equity incentive plan in 1993, an equity incentive plan in 2001 and the 2006 Equity Incentive Plan (the Plans). The Plans are administered by the Compensation Committee of the Board of Directors of FBFS and provide for the grant of equity ownership opportunities through incentive stock options, nonqualified stock options (stock options) and restricted shares. 116,694 shares are available for future grants under the 2001 and 2006 Plans as of March 31, 2009. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the 2001 and 2006 Plans. The Corporation may issue new shares and shares from treasury for shares delivered under the Plans.
Stock Options
The Corporation may grant stock options to senior executives and other employees under the Plans. Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is granted. Options granted under the Plans are subject to graded vesting, generally ranging from four to eight years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. The Corporation has not granted any stock options since the Corporation became a public entity nor has it modified, repurchased or cancelled any stock options during that period. Therefore, no stock-based compensation was recognized in the consolidated statement of income for the three months ended March 31, 2009 and 2008, except with respect to restricted share awards. As of March 31, 2009, all stock options granted, not previously forfeited, have vested. Stock option activity for the year ended December 31, 2008 and three months ended March 31, 2009 was as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Options	Average Price	Life (Years)
Outstanding at December 31, 2007	159,540	$22.10
Granted	—	—
Exercised	—	—
Forfeited	(2,250)	24.56

Outstanding at December 31, 2008	157,290	22.07	4.67

Options exercisable at December 31, 2008	154,290		4.58

Outstanding as of December 31, 2008	157,290	$22.07	4.67
Granted	—
Exercised	—
Forfeited	—

Outstanding at March 31, 2009	157,290	$22.07	4.42

Options exercisable at March 31, 2009	157,290		4.42

Restricted Shares
Under the 2001 and 2006 Equity Incentive Plans, the Corporation may grant restricted shares to plan participants, subject to forfeiture upon the occurrence of certain events until dates specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under this plan are subject to graded vesting. Compensation expense is recognized over the requisite service period of four years for the entire award on a straight-line basis. Upon vesting of restricted share awards, the benefits of tax deductions in excess of recognized compensation expense is recognized as a financing cash flow activity. For the three months ended March 31, 2009 and 2008, restricted share awards vested on a date at which the market price was lower than the market value on the date of grant; therefore, there is no excess tax benefit reflected in the consolidated statements of cash flows for the periods.

Restricted share activity for the year ended December 31, 2008 and the three months ended March 31, 2009 was as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
Nonvested balance as of December 31, 2007	91,379	$21.16
Granted	40,950	16.00
Vested	(26,005)	21.29
Forfeited	(1,375)	20.59

Nonvested balance as of December 31, 2008	104,949	$19.12
Granted	—	—
Vested	(8,570)	22.51
Forfeited	—	—

Nonvested balance as of March 31, 2009	96,379	$18.82

As of March 31, 2009, there was approximately $1.4 million of deferred compensation expense included in additional paid-in capital in the consolidated balance sheet related to unvested restricted shares which the Corporation expects to recognize over four years. As of March 31, 2009, there were no restricted shares vested and not delivered. For the three months ended March 31, 2009 and 2008, share-based compensation expense included in the consolidated statements of income totaled approximately $172,000 and $142,000, respectively.
Note 6 — Securities.
The amortized cost and estimated fair values of securities available-for-sale were as follows:

	As of March 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
Securities available-for-sale	cost	holding gains	holding losses	fair value
	(In Thousands)
Collateralized mortgage obligations — government agencies	$80,260	$2,187	$(32)	$82,415
Collateralized mortgage obligations — government-sponsored enterprises	25,507	462	(4)	25,965

	$105,767	$2,649	$(36)	$108,380

	As of December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	holding gains	holding losses	fair value
		(In Thousands)
Collateralized mortgage obligations — government agencies	$81,406	$1,485	$(32)	$82,859
Collateralized mortgage obligations — government-sponsored enterprises	26,090	179	(4)	26,265

	$107,496	$1,664	$(36)	$109,124

Collateralized mortgage obligations — government agencies represent securities issued by the Government National Mortgage Association. Collateralized mortgage obligations — government-sponsored enterprises include securities issued by the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Federal National Mortgage Association, or Fannie Mae.
The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at March 31, 2009 and December 31, 2008. At March 31, 2009 and December 31, 2008, the Corporation had 8 and 17 securities that were in an unrealized loss position, respectively. Such securities have declined in value due to current interest rate environments and have not experienced credit rating downgrades and do not presently represent realized losses. The Corporation has the ability to keep and anticipates that these securities, which have been in a continuous loss position but are not other-than-temporarily impaired, will be maintained in the portfolio until the unrealized loss is recovered. If held until maturity, it is anticipated no loss will be realized with respect to such investments. If the Corporation determines that any of the securities are deemed other-than-temporarily impaired, the impairment loss will be recognized in the income statement.
A summary of unrealized loss information for available-for-sale securities, categorized by security type follows:

	As of March 31, 2009
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
			(In Thousands)
Collateralized mortgage obligations — government agencies	$2,434	$32	$—	$—	$2,434	$32
Collateralized mortgage obligations- government-sponsored enterprises	1,470	4	214	—	1,684	4

	$3,904	$36	$214	$—	$4,118	$36

	As of December 31, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
			(In Thousands)
Collateralized mortgage obligations — government agencies	$9,803	$32	$—	$—	$9,803	$32
Collateralized mortgage obligations — government-sponsored enterprises	1,394	2	534	2	1,928	4

	$11,197	$34	$534	$2	$11,731	$36

The Corporation has not sold any available-for-sale securities during the three months ended March 31, 2009 and 2008 and has therefore not realized any gains or losses on such transactions.
At March 31, 2009 and December 31, 2008, securities with a fair value of approximately $69.9 million and $74.0 million, respectively, were pledged to secure public deposits, interest rate swap contracts and Federal Home Loan Bank (FHLB) advances and availability for additional advances.
Note 7 — Loans, Leases and Allowance for Loan and Lease Losses
Loans and leases receivable consisted of the following:

	March 31,	December 31,
	2009	2008
	(In Thousands)
First mortgage loans:
Commercial real estate	$411,053	$390,094
Construction	82,348	84,778
Multi-family	39,394	42,514
1-4 family	52,725	51,542

	585,520	568,928
Commercial and industrial loans	222,971	232,350
Direct financing leases, net	31,366	29,722
Home equity loans	7,060	7,386
Credit card and other	15,031	14,445

	861,948	852,831

Less:
Allowance for loan and lease losses	12,935	11,846
Deferred loan fees	504	439

Loans and lease receivables, net	$848,509	$840,546

An analysis of the allowance for loan and lease losses is presented below:

	Three
	Months Ended	Year Ended
	March 31,	December 31,
	2009	2008
	(Dollars In Thousands)
Allowance at beginning of period	$11,846	$9,854
Charge-offs:
Commercial real estate and other mortgage	—	(1,194)
Commercial	(1,110)	(1,202)
Lease	—	—
Consumer	—	—

Total charge-offs	(1,110)	(2,396)

Recoveries:
Commercial real estate and other mortgage	2	89
Commercial	—	—
Lease	—	—
Consumer	—	—

Total recoveries	2	89

Net charge-offs	(1,108)	(2,307)
Provision for loan and lease losses	2,197	4,299

Allowance at end of period	$12,935	$11,846

Allowance to gross loans and leases	1.50%	1.39%
Non-accrual loans and leases consisted of the following at March 31, 2009 and December 31, 2008, respectively.

	March 31,	December 31,
	2009	2008
	(Dollars In Thousands)
Non-accrual loans and leases
First mortgage loans:
Commercial real estate	$4,391	$2,979
Construction and land development	5,588	5,279
Multi-family	—	—
1-4 family	3,652	2,082

Total first mortgage loans	13,631	10,340
Commercial and industrial	4,168	5,412
Direct financing leases, net	254	24
Consumer	783	509

Total non-accrual loans and leases	18,836	16,285
Foreclosed properties	3,011	3,011

Total non-performing assets	$21,847	$19,296

Performing troubled debt restructurings	$—	$—

Total non-accrual loans and leases to total loans and leases	2.19%	1.91%
Total non-performing assets to total assets	2.13	1.91
Allowance for loan and lease losses to total loans and leases	1.50	1.39
Allowance for loan and lease losses to non-accrual loans and leases	68.67	72.74

The following represents information regarding our impaired loans:

	As of and for	As of and for
	the Three	the Year
	Months Ended	Ended
	March 31,	December 31,
	2009	2008
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$12,038	$9,986
Impaired loans and leases with impairment reserves required	6,798	6,299

Total impaired loans and leases	18,836	16,285
Less:
Impairment reserve (included in allowance for loan and lease losses)	1,851	1,417

Net impaired loans and leases	$16,985	$14,868

Average impaired loans and leases	$16,390	$8,375

Foregone interest income attributable to impaired loans and leases	$337	$752
Interest income recognized on impaired loans and leases	—	(49)

Net foregone interest income on impaired loans and leases	$337	$703

Net foregone interest income on impaired loans and leases for the three months ended March 31, 2008 was $167,000.
Note 8 — Deposits
Deposits consisted of the following:

	March 31, 2009		December 31, 2008
		Weighted		Weighted
	Balance	average rate	Balance	average rate
		(Dollars In Thousands)
Transaction accounts:
Demand deposits	$42,192	0.00%	$55,388	0.00%
Negotiable order of withdrawal (NOW) accounts	51,051	0.40	51,547	1.61

	93,243		106,935
Money market accounts	201,230	1.12	148,366	1.79
Certificates of deposit	124,487	2.83	105,876	3.57
Brokered certificates of deposit	471,410	4.24	477,697	4.71

	$890,370		$838,874

Note 9 — Borrowings
Borrowings consisted of the following:

	March 31, 2009			December 31, 2008
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Balance	balance	rate	Balance	balance	rate
			(Dollars In Thousands)
Fed funds purchased	$—	$6,895	0.58%	$22,000	$12,888	2.38%
FHLB advances	18,513	19,987	4.36	33,516	31,840	4.34
Line of credit	10	10	2.52	10	1,461	4.87
Subordinated notes payable	39,000	39,000	3.59	39,000	35,570	5.70
Junior subordinated notes	10,315	10,315	10.63	10,315	2,734	10.83

	$67,838	$76,207	4.48	$104,841	$84,493	4.83

Short-term borrowings	$10			$37,010
Long-term borrowings	67,828			67,831

	$67,838			$104,841

Note 10 — Fair Value Disclosures
The Corporation determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 emphasizes that fair value (the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date) is based on exit prices versus entry price and should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement, not an entity-specific measurement. The standard describes three levels of inputs that may be used to measure fair value.
Level 1 — Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date.
Level 2 — Level 2 inputs are inputs other than quoted prices included with Level 1 that are observable for the asset or liability either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Level 3 inputs are inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Corporation carries its available-for-sale securities and non-hedging interest rate swaps at fair value. Assets and liabilities measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008, segregated by fair value hierarchy level, are summarized below:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balances as of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
		(In Thousands)
Assets:
Securities available for sale	$108,380	$—	$108,380	$—
Interest rate swaps	2,487	—	2,487	—

Liabilities:
Interest rate swaps	$2,487	$—	$2,487	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balances as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
		(In Thousands)
Assets:
Securities available for sale	$109,124	$—	$109,124	$—
Interest rate swaps	1,797	—	1,797	—

Liabilities:
Interest rate swaps	$1,799	$—	$1,799	$—
Assets and liabilities measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the period ended March 31, 2009 are summarized below:

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable	Total
	March 31,	Assets	Inputs	Inputs	Gains
	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
(In Thousands)
Impaired loans	$6,879	$—	$1,624	$5,259	$—
Impaired loans that are collateral dependent were written down to their fair value of $6.9 million through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value.
Certain non-financial assets subject to measurement at fair value on a non-recurring basis included goodwill and foreclosed properties. Foreclosed properties, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan and lease losses based upon the fair value of the foreclosed property. The fair value of a foreclosed property, upon initial recognition, is estimated using Level 2 inputs based on observable market data, typically an appraisal, or Level 3 inputs based upon assumptions specific to the individual property. Subsequent impairments of foreclosed properties are recorded to loss on foreclosed properties. No foreclosed assets were added to foreclosed properties or were remeasured at fair value during the three months ended March 31, 2009. At March 31, 2009 and December 31, 2008, foreclosed properties, at fair value, were $3.0 million. Goodwill has not been measured since the adoption of FSP FAS 157-2.
Note 11 — Derivative Financial Instruments
The Corporation enters into certain derivative financial instruments as part of its strategy to manage its exposure to interest rate risk, and also offers interest rate swap products as noted below. At March 31, 2009 and December 31, 2008, there was only one interest rate swap owned by the Corporation that is designated as a cash flow hedge, with the fair value being a liability of $0 and $2,000, respectively. This interest rate swap matures in April 2009.
The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not designated as SFAS 133 hedge relationships and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value primarily offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered impact of netting and any applicable credit enhancements such as collateral postings, thresholds and guarantees. At March 31, 2009, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $43.5 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. The aggregate amortizing notional value of interest rate swaps with dealer counterparties also was approximately $43.5 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in 2013 through 2019. The swaps were reported on the Corporation’s balance sheet as a derivative asset of $2.5 million, included in accrued interest receivable and other assets and a derivative liability of $2.5 million, included in accrued interest and other liabilities as of March 31, 2009.
The table below provides information of the location and fair value of the Corporation’s derivative instruments as of March 31, 2009 and 2008.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments under Statement 133
March 31, 2009			Other liabilities	$—
December 31, 2008			Other liabilities	$2

Derivatives not designated as hedging instruments under Statement 133
March 31, 2009	Other assets	$2,487	Other liabilities	$2,487
December 31, 2008	Other assets	$1,797	Other liabilities	$1,797

The location and amount of gains and losses reported in the consolidated statements of income for the three months ended March 31, 2009 and 2008 are as follows:

For the three months ended March 31, 2009
Amount
	Recognized in		Amount
	Other		reclassified from
	Comprehensive		Accumulated
	Income on	Income	Other	Income	Amount of
	Derivative	Statement	Comprehensive	Statement	Gain/(Loss)
	Gain/(Loss)	Location	Income	Location	Recorded
Instrument	Effective Portion	Effective Portion	Effective Portion	Ineffective Portion	Ineffective Portion
(In Thousands)
Interest rate swaps -133	$(1)	Interest expense	$(3)	N/A	$—
Interest rate swaps	$—	N/A	$—	Other noninterest income	$690
Interest rate swaps	$—	N/A	$—	Other noninterest income	$(467)

For the three months ended March 31, 2008
	Amount Recognized in		Amount
	Other		reclassified from
	Comprehensive		Accumulated
	Income on	Income	Other	Income	Amount of
	Derivative	Statement	Comprehensive	Statement	Gain/(Loss)
	Gain/(Loss)	Location	Income	Location	Recorded
Instrument	Effective Portion	Effective Portion	Effective Portion	Ineffective Portion	Ineffective Portion
(In Thousands)
Interest rate swaps -133	$(5)	Interest expense	$(3)	N/A	$—
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

increased competition and other effects of deregulation and consolidation of the financial services industry; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost and availability of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; acts of terrorism and developments in the war on terrorism; and changes in the quality or composition of loan and investment portfolios. See also Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 and factors regarding future operations listed below.
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
General Overview
•	Total assets were $1.03 billion as of March 31, 2009 compared to $1.01 billion as of December 31, 2008.

•	Net loss for the three months ended March 31, 2009 was $193,000 compared to net income of $770,000 for the three months ended March 31, 2008.

•	Net interest margin decreased slightly to 2.65% for the three months ended March 31, 2009 from 2.67% for the three months ended March 31, 2008.

•	Top line revenue increased 12.5% to $8.1 million for the three months ended March 31, 2009 compared to $7.2 million for the comparable period of the prior year.

•	Loan and lease loss provision was $2.2 million for the three months ended March 31, 2009 compared to $553,000 for same time period in the prior year. Allowance for loan and lease loss as a percentage of total loans was 1.50% at March 31, 2009 compared to 1.39% at December 31, 2008.

•	Diluted losses per share were $0.08 compared to diluted earnings per share of $0.31 for the three months ended March 31, 2008.

•	Annualized return on average equity and return on average assets was (1.43)% and (0.08)%, respectively for the three month period ended March 31, 2009, compared to 6.17% and 0.33%, respectively, for the same time period in 2008.

•	We elected not to participate in the U.S. Troubled Asset Relief Program Capital Purchase Program.
Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. Top line revenue grew 12.5% for the three months ended March 31, 2009 over the same period in the prior year. The components of top line revenue were as follows:

	For the Three Months Ended
	March 31,
	2009	2008	Change
	(Dollars In Thousands)
Net interest income	$6,488	$6,062	7.0%
Non-interest income	1,562	1,092	43.0

Total top line revenue	$8,050	$7,154	12.5

Adjusted Net Income
Adjusted net income is comprised of our net income (loss) as presented under generally accepted accounting principles (GAAP) adjusted for the after tax effects of the provision for loan and lease losses and actual net charge-offs incurred during the year. Historically, we have experienced significant organic growth in our loan and lease portfolio. As a result of this organic growth and the need for an additional provision for loan and lease losses required to support the increased inherent risk associated with a growing portfolio, we adjust our GAAP net income by adding back the after tax effects of the provision for loan and lease losses and reducing GAAP net income (loss) by the related after tax net charge-off activities to allow our management to better analyze the growth of our earnings, including a comparison to our benchmark peers. Institutions with different loan and lease growth rates may not have comparable provisions for loan and lease loss amounts and net charge-off activity. Due to increased loan charge-off activity in the first three months of 2009, our adjusted net income has declined by 51.9% for the three months ended March 31, 2009 compared to the comparable period of the prior year. In our judgment, presenting net income excluding the after tax effects of the provision for loan and lease losses and actual net charge-offs allows investors to trend, analyze and benchmark our results of operations in a more meaningful manner. Adjusted net income is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP.
A reconciliation of net income to adjusted net income is as follows:

	For the Three Months Ended
	March 31,
	2009	2008	Change
	(Dollars In Thousands)
Net income (loss), presented under US GAAP	$(193)	$770	(125.1)%
Add back:
Provision for loan and lease losses, after tax	1,335	336	297.3
Less:
Net charge-offs, after tax	674	133	406.7

Adjusted net income	$468	$973	(51.9)

Return on Equity
We view return on equity to be an important measurement to monitor profitability and we are continuing to focus on improving our return on equity throughout 2009 by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit. Return on equity for the three months ended March 31, 2009 was (1.43)%, compared to 6.17% for the three months ended March 31, 2008. The decrease in return on equity from the comparable periods of the prior year is primarily attributable to the decrease in net income which was caused by increased costs of credit including provision for loan and lease losses and collateral liquidation costs among other factors discussed in the Quarterly Report on Form 10-Q.
Net Interest Income. Net interest income depends on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management procedures used by management in responding to such changes.
Net interest income was $6.5 million for the three months ended March 31, 2009, an increase of 7.0% from the same period in 2008. The increase in net interest income was primarily caused by the increased interest rate spread on our interest earning asset and interest bearing liability portfolios and an increase in interest earning assets of 7.9%. The net interest spread for the three months ended March 31, 2009 was 2.41% compared to 2.33% for the three months ended March 31, 2008. We have been successful in increasing the spread of our rate sensitive portfolio through implementation and utilization of interest rate floors on our variable rate loan products and through managed pricing on our deposit products.
The table below provides information with respect to (1) the effect on interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the effect on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the changes in rate/volume (changes in rate multiplied by changes in volume) for the three months ended March 31, 2009, compared to the same period of 2008.

			Rate/
	Rate	Volume	Volume	Net
	(In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans	$(1,630)	$714	$(130)	$(1,046)
Commercial and industrial loans	(571)	197	(26)	(400)
Leases	(5)	27	—	22
Consumer loans	(22)	6	—	(16)

Total loans and leases receivable	(2,228)	944	(156)	(1,440)
Mortgage-related securities	(6)	138	—	132
Investment securities	—	(9)	—	(9)
Federal Home Loan Bank Stock	—	—	—	—
Fed funds sold	(21)	(2)	2	(21)
Short-term investments	(16)	44	(38)	(10)

Total net change in income on interest-earning assets	(2,271)	1,115	(192)	(1,348)

Interest-Bearing Liabilities
NOW accounts	(364)	(99)	83	(380)
Money market	(607)	123	(71)	(555)
Certificates of deposit	(275)	469	(163)	31
Brokered certificates of deposit	(964)	369	(62)	(657)

Total deposits	(2,210)	862	(213)	(1,561)
Junior subordinated notes	274	274	(274)	274
FHLB advances	(37)	(200)	17	(220)
Other borrowings	(269)	4	(2)	(267)

Total net change in expense on interest-bearing liabilities	(2,242)	940	(472)	(1,774)

Net change in net interest income	$(29)	$175	$280	$426

The yield on earning assets was 5.65% for the three months ended March 31, 2009, a decline of 104 basis points from 6.69% for the three months ended March 31, 2008. The decline in the yield on earning assets is attributable to the loan and lease portfolio as the yield on our mortgage related securities portfolio is substantially unchanged. Loan yields have been primarily impacted by the declining interest rate environment and the repricing of adjustable rate loans mitigated by the existence of interest rate floors within the terms of the contracts. As of March 31, 2009, approximately 58% of the average loan and lease portfolio had a fixed rate yield while 22% of our loan and lease portfolio contains interest rate floors that will influence the overall yield of the portfolio in a declining rate environment. The existence of the interest rate floors and fixed rate loans provide opportunity to protect the interest income in a falling rate environment. The average prime rate for the three months ended March 31, 2009 was 3.25% compared to 6.21% for the same three month period of 2008.

The rate on interest-bearing liabilities was 3.24% for the three months ended March 31, 2009, a decrease of 112 basis points from 4.36% for the comparable period of the prior year. Rates on interest-bearing deposits was 3.13% for the three months ended March 31, 2009, a decrease of 114 basis points from 4.27% for the comparable period of the prior year primarily due to the overall declining rate environment although influenced by competitive pricing necessary to retain balances and the impacts of implicit floors on interest-bearing transaction accounts.
The net interest margin decreased slightly to 2.65% for the three months ended March 31, 2009 from 2.67% for the three months ended March 31, 2008. As interest rates decline the contribution of net free funds also declines. The improvement in our net interest spread was offset by the declining value of the net free funds resulting in minimal changes in our net interest margin when comparing the three months ended March 31, 2009 and 2008. Net free funds are non-interest bearing liabilities plus stockholders’ equity less non-interest earning assets. Our net free funds are principally non-interest bearing demand deposit accounts and stockholders’ equity. We continue to manage the composition and duration of interest-bearing liabilities to limit our exposure to changing interest rates.
Average earning assets increased 7.9% to $977.7 million for the three months ended March 31, 2009 from $906.5 million for the three months ended March 31, 2008, with the growth occurring primarily in the loan and lease portfolios. We experienced a strong level of growth in the loan and lease portfolios during the first half of 2008, but have experienced limited growth in the loan and lease portfolios in the first quarter of 2009 as we continue to experience competition for the highest quality loans.
Average interest bearing liabilities increased 8.2% to $903.2 million for the three months ended March 31, 2009 from $834.5 million for the comparable period of the prior year, with the growth occurring primarily in our certificates of deposit. Brokered certificates of deposit continued to be a principal source of our funding.

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

	For the Three Months Ended March 31,
	2009			2008
	Average		Average	Average		Average
	balance	Interest	yield/cost	balance	Interest	yield/cost
	(Dollars In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$575,359	$7,888	5.48%	$532,771	$8,934	6.71%
Commercial and industrial loans(1)	227,716	3,920	6.89	217,807	4,320	7.93
Leases(1)	30,457	478	6.29	28,740	456	6.36
Consumer loans	22,225	269	4.84	21,764	285	5.24

Total loans and leases receivable(1)	855,757	12,555	5.87	801,082	13,995	6.99
Mortgage-related securities(2)	108,290	1,239	4.58	96,255	1,107	4.60
Investment securities(2)	—	—	—	991	9	3.63
Federal Home Loan Bank stock	2,367	—	—	2,367	—	—
Fed funds sold and other	3,038	2	0.26	3,302	23	2.79
Short-term investments	8,258	9	0.44	2,480	19	3.06

Total interest-earning assets	977,710	13,805	5.65	906,477	15,153	6.69

Non-interest-earning assets	37,577			32,184

Total assets	$1,015,287			$938,661

Interest-Bearing Liabilities
NOW accounts	$53,844	54	0.40	$69,668	434	2.49
Money market	176,812	497	1.12	158,316	1,052	2.66
Certificates of deposits	116,479	823	2.83	73,160	792	4.33
Brokered certificates of deposit	479,905	5,091	4.24	450,967	5,748	5.10

Total deposits	827,040	6,465	3.13	752,111	8,026	4.27
Junior subordinated notes	10,315	274	10.63	—	—	—
FHLB advances	19,987	218	4.36	36,793	438	4.76
Other borrowings	45,904	360	3.14	45,592	627	5.50

Total interest-bearing liabilities	903,246	7,317	3.24	834,496	9,091	4.36

Non-interest-bearing liabilities	58,236			54,240

Total liabilities	961,482			888,736
Stockholders’ equity	53,805			49,925

Total liabilities and stockholders’ equity	$1,015,287			$938,661

Net interest income/interest rate spread		$6,488	2.41		$6,062	2.33

Net interest-earning assets	$74,464			$71,981

Net interest margin			2.65			2.67
Average interest-earning assets to average interest-bearing liabilities	108.24%			108.63%
Return on average assets	(0.08)			0.33
Return on average equity	(1.43)			6.17
Average equity to average assets	5.30			5.32
Non-interest expense to average assets	2.43			2.28

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

Provision for Loan and Lease Losses. The provision for loan and lease losses totaled $2.2 million and $553,000 for the three months ended March 31, 2009 and 2008, respectively. The increase in the provision for loan and lease losses recorded in the three months ended March 31, 2009 and 2008 is related to the changes of inherent risks within our portfolio. Our required provision for loan and lease losses is determined based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of net charge-offs recorded in the period and the required amount of reserves established for impaired loans that present potential collateral shortfall positions. During the three months ended March 31, 2009, the significant factors influencing the provision for loan and lease losses were: establishing specific reserves of approximately $434,000 on impaired loans and leases with estimated collateral shortfalls, re-establishing the reserve by approximately $1.1 million for charge-offs recorded during the current quarter, increasing the amount of the required allowance for loan and lease losses by approximately $663,000 to reflect the increased inherent risk within our portfolio as evaluated by the factors prescribed by our loan and lease loss methodology. Refer to Asset Quality for further information.
Non-Interest Income. Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, income from bank-owned life insurance and loan fees, increased $470,000 or 43.0%, to $1.6 million for the three months ended March 31, 2009 from $1.1 million for the same period in 2008.
Trust and investment services fee income decreased $48,000, or 9.9%, to $434,000 for the three months ended March 31, 2009, from $482,000 for the same period in 2008. Trust and investment services fee income can be broken into two components: trust fee income and brokerage income. Trust fee income was $353,000 for the three months ended March 31, 2009 compared to $392,000 for the three months ended March 31, 2008. Trust fee income is driven by the market values of assets under management. As clients add or withdraw assets and market values fluctuate, so does trust fee income. At March 31, 2009, we had $238.3 million of trust assets under management. This is a $44.7 million, or 15.8%, decrease from assets under management of $283.0 million at March 31, 2008. The decrease in trust assets under management is a result of the overall decline in equity market values of such assets since March 31, 2008. The second component of trust and investment services fee income relates to brokerage income. Brokerage income is comprised of commissions on trading activity and 12b-1 fees on mutual fund positions. At March 31, 2009, brokerage assets under administration decreased by $35.9 million, 25.8%, to $102.9 million from $138.8 million at March 31, 2008. As a result of decreased client activity and declining equity markets, brokerage income decreased by $9,000, or 10.0%, to $81,000 for the three months ended March 31, 2009, from $90,000 for the three months ended March 31, 2008.
Service charges on deposits increased $124,000, or 59.0%, to $334,000 for the three months ended March 31, 2009 from $210,000 for the same period in 2008. The increase in service charge income is in direct correlation to the declining interest rate environment. We give each of our demand deposit clients an earnings credit based upon current market rates and the balances the clients keep within our Banks. The client uses these earnings credits to offset the service charges incurred on its deposit accounts. As the interest rate index utilized to calculate the earnings credit has fallen substantially over the measurement period, the majority of our clients do not have sufficient earnings credits to fully eliminate the service charges on their accounts, resulting in increased service charge income.
Loan fees increased $137,000, or 100.7%, to $273,000 for the three months ended March 31, 2009 from $136,000 for the same period in 2008. Loan fees represent non-deferrable fees earned on loan activity and the revenue generated through the collateral audit process we perform to ensure the integrity of the collateral associated with our asset based commercial loans. The increase in loan fees was directly related to increased audit fee revenue recognized on audits substantially completed.
Since the third quarter of 2008, we offer interest rate swap products directly to our qualified commercial borrowers. We economically hedged these client derivative transactions by simultaneously entering into offsetting interest rate swap contracts with dealer counterparties. Derivative transactions executed as part of this program are not designated as SFAS 133 hedge relationships and are marked-to-market through earnings each period. We recognized in the consolidated income statements the initial fair value recognition for the swaps which for the three months ended March 31, 2009 totaled $232,000. Changes in fair value of non-hedge derivative contracts are included in other income in the consolidated statements of income. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value primarily offsetting through earnings each period. Each of the swap contracts include a credit valuation which was not a significant component of the fair value of the interest rate swap contracts for the three months ended March 31, 2009.
Non-Interest Expense. Non-interest expense increased by $815,000, or 15.2%, to $6.2 million for the three months ended March 31, 2009 from $5.3 million for the comparable period of 2008, primarily due to an increase in collateral liquidation costs ($562,000 increase), FDIC insurance ($179,000 increase), and professional fees ($138,000 increase), partially offset by a decrease in compensation expenses ($186,000 decrease).
Collateral liquidation costs associated with certain of our problem commercial loans for the three months ended March 31, 2009 were $562,000. We did not incur any of these expenses in the comparable period of the prior year. These expenses represent costs incurred in the process of liquidating collateral assets. Collateral liquidation costs include legal expenses, rent expenses, shipping costs, warranty expenses, taxes incurred by the client and other necessary expenses required to protect our security interest. We are in the final stages of liquidating these collateral assets and we do not expect that there will be a significant increase in these costs for the remainder of 2009. At this time, we are doubtful that we will recoup these expenses and have expensed them through our consolidated results of operations as incurred.
FDIC insurance expense was $335,000 for the three months ended March 31, 2009, an increase of $179,000, or 115%, from $156,000 for the three months ended March 31, 2008. FDIC insurance premium rates were increased beginning in 2009 to reflect our participation in the temporary liquidity guaranty program as well as a general overall increase in the rate charged by the FDIC. We expect an additional rate increase as well as a special assessment during the second quarter of 2009 although such costs will be accrued as incurred and assessed.
Professional fees increased by $138,000, or 36.8%, to $513,000 for the three months ended March 31, 2009 from $375,000 for the comparable period of the prior year. The increase in professional fees was caused by additional contracts with third party vendors for various services and the related timing of the completion of those services.
Compensation expense decreased by $186,000, or 5.5%, to $3.2 million for the three months ended March 31, 2009 from $3.4 million for the three months ended March 31, 2008. The overall decrease in compensation expense relates to the level of the non-equity incentive compensation accrual recorded. Based upon the performance in the first quarter of 2009, we do not expect to reach the same level of performance as prior year and as a result, we have reduced our accruals associated with this program.
Income Taxes. Income tax benefit was $115,000 for the three months ended March 31, 2009, with an effective rate of 37.3%, compared to income tax expense of $485,000 with an effective rate of 38.6% for the three months ended March 31, 2008. The effective tax rate also includes additional interest expense, net of federal benefit, accrued on our uncertain tax positions. Interest, net of federal benefit, recognized on these uncertain tax positions was $33,000 and $19,000 for the three months ended March 31, 2009 and 2008, respectively. Excluding the interest expense related to the uncertain tax position, our effective tax rate would have been 48.0% and 37.2%. Due to our accounting policy to include interest expense related to uncertain tax positions as a component of income tax expense, our effective tax rate will continue to increase as the interest on the uncertain position compounds each year the position is outstanding. Therefore, we believe presenting the effective tax rate excluding the interest expense related to uncertain tax positions provides greater comparability of the effective tax rates in the periods presented. The difference in the effective tax rate primarily reflects the significant difference in income before income tax expense/benefit, and the relationship of tax-exempt income (i.e. increase in cash surrender value of life insurance) to income (loss) before income tax expense/ benefit.

In February 2009, the State of Wisconsin enacted unitary combined reporting effective January 1, 2009. Due to the new tax law, we have included the income generated by our investment subsidiaries, domiciled in Nevada, into our calculation to determine our expected Wisconsin income tax liability. As a result of the new law, 2009 and future tax losses generated by our holding company will be recognized and offset against Wisconsin income generated by other members of the combined group. The deferred tax asset related to existing Wisconsin holding company state tax net operating losses, from years prior to 2009, will continue to maintain a 100% valuation allowance since we have determined that it is more likely than not the deferred tax asset will not be realized. The Wisconsin Department of Revenue is auditing our treatment of our Nevada investment subsidiaries within First Business Bank’s tax returns for the periods from 1999-2005, and First Business Capital Corp’s tax returns for the period from 2001-2005. We had previously recorded an uncertain tax position reserve related to the treatment of the income generated by the Nevada investment subsidiaries in our separate company tax returns. Due to the change in the tax law, additional reserves relating to this uncertain tax position are no longer necessary since the investment subsidiary income will be taxed in Wisconsin beginning in 2009. The amount of the additional tax we incurred approximates the amount of the uncertain tax position reserve we have previously recorded and therefore the change in the Wisconsin tax law did not have a significant impact to our overall tax position for the three months ended March 31, 2009 when compared to the same time period of the prior year.
Financial Condition
General. The Corporation’s total assets increased $15.2 million, or 1.5%, to $1.03 billion at March 31, 2009 from $1.01 billion at December 31, 2008, primarily due to increases in the loan and lease portfolio and short-term investments. The allowance for loan and lease losses was 1.50% and 1.39% of gross loans and leases at March 31, 2009 and December 31, 2008, respectively.
Securities. Securities available-for-sale decreased $744,000, or 0.7% to $108.3 million at March 31, 2009 from $109.1 million at December 31, 2008, primarily due to principal pay-downs on the collateralized mortgage obligations, partially offset by a $985,000 appreciation in the overall market value of the investment portfolio. Our available-for-sale investment portfolio primarily consists of collateralized mortgage obligations and is used to provide a source of liquidity, including the ability to pledge securities, while maximizing the earnings potential of our assets. The estimated prepayment streams associated with this portfolio also allow us to better match our short-term liabilities. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. While collateralized mortgage obligations present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal as approximately 76.0% of the obligations we hold were issued by the Government National Mortgage Association (GNMA), a government agency. The remaining 24.0% of the obligations we hold were issued by government-sponsored enterprises – Fannie Mae and Freddie Mac. We do not hold any Fannie Mae or Freddie Mac preferred stock. In addition, our credit risk is further mitigated by the fact that the securities within our portfolio are not collateralized by subprime mortgages. We did not sell any available-for-sale securities during the three months ended March 31, 2009 or 2008. During the three months ended March 31, 2009, we recognized unrealized holding gains of approximately $985,000. All of the securities we hold have active trading markets and we are not currently experiencing difficulties in pricing our securities. Unrealized holding gains on available-for-sale securities are recognized in accumulated other comprehensive income. Our portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers of our securities as previously discussed. If interest rates decline and the credit quality of the securities remain positive, the market value of our debt securities portfolio will increase. If interest rates increase and the credit quality of the securities remain positive, the market value of our debt securities portfolio will decline.
Loans and Leases Receivable. Loans and leases receivable, net of allowance for loan and lease losses, increased $8.0 million, or 0.9%, to $848.5 million at March 31, 2009 from $840.5 million at December 31, 2008. We principally originate commercial business loans and commercial real estate loans. The overall mix of the loan and lease portfolio at March 31, 2009 remained generally consistent with the mix at December 31, 2008, continuing to have a concentration in commercial real estate mortgage loans at approximately 67.9% of our total loan portfolio. Economic conditions continue to deteriorate in the three months ended March 31, 2009 and the demand for new loans within our markets also declined. We are competing with our peers for fewer high quality loan opportunities which is putting pressure on our ability to grow our loan and lease portfolio at growth rates we experienced in recent years. We remain committed to our underwriting standards and continue to seek high quality assets to continue our growth plan.
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.50% and 1.39% as of March 31, 2009 and December 31, 2008, respectively. Non-accrual loans and leases as a percentage of total loans and leases increased to 2.19% at March 31, 2009 compared from 1.91% at December 31, 2008. As we continued to receive updated financial information from our borrowers, we identified additional borrowers that we believe do not have adequate liquidity to make their payments in accordance with the terms of the contractual arrangements. Thus we have considered these assets impaired and have placed them on non-accrual. During the three months ended March 31, 2009, we recorded a charge-off of approximately $1.1 million. Based upon a routine collateral audit conducted during the fourth quarter of 2008, we identified a commercial loan borrower that reported inaccurate levels of allowable collateral. After completion of additional confirmation procedures, we determined that there was not sufficient collateral to be able to repay the loan and we recorded a partial charge-off in 2008. Beginning in 2009 we implemented an exit strategy of this relationship through a planned, orderly liquidation of the remaining collateral assets. As a result of the liquidation and overall declines in market values of the identified equipment collateral, we recorded an additional charge-off of $1.1 million. The total charge-off that we have recorded related to this borrower since the financial reporting errors were detected is $2.1 million. During the three months ended March 31, 2008, we recorded a charge-off of $222,000 on one of our commercial real estate loans. We recognized recoveries of $2,000 and $89,000 during the three months ended March 31, 2009 and 2008, respectively. Given continued charge-offs and increased indicators of impairment of loans and leases, we recorded a $2.2 million provision for loan and lease losses in the three months ended March 31, 2009. Taking into consideration the magnitude of charge-offs recorded and the need for additional specific reserves on impaired loans with estimated collateral shortfalls, we concluded that an appropriate allowance for loan and lease losses as of March 31, 2009 is $12.5 million or 1.50% of gross loans and leases. Refer to the Asset Quality section for more information.
Deposits. As of March 31, 2009, deposits increased $51.5 million to $890.4 million from $838.9 million at December 31, 2008. The increase was primarily attributable to an increase in money market accounts and in-market certificates of deposit, partially offset by a decline in demand deposit account balances. We have continued our focus on gathering local deposits through a variety of methods including offering competitive rates and targeted treasury management initiatives. Additional deposits were used to pay down our short-term borrowings. Brokered certificates continue to be a significant source of our funding and totaled $471.4 million at March 31, 2009 compared to $477.7 million at December 31, 2008. Brokered deposits are generally a lower cost source of funds when compared to deposits with similar terms that would need to be offered in the local markets to generate an equivalent level of funds. See “Liquidity and Capital Resources.”
Borrowings. We had borrowings, including junior subordinated notes, of $57.5 million as of March 31, 2009 compared to $94.5 million as of December 31, 2008, a decrease of $37.0 million, or 39.1%. We use borrowings to offset variability of deposit flows and as an additional funding source for asset growth. Given the success in raising deposits, we repaid our short-term borrowings to ensure that our Banks remain within approved internal liquidity policies.
Asset Quality
Non-performing Assets. Non-performing assets consisted of non-accrual loans and leases and foreclosed properties totaling $21.8 million, or 2.13% of total assets, as of March 31, 2009, an increase of approximately 13.2% from December 31, 2008. Non-performing assets were $19.3 million, or 1.91% of total assets, at December 31, 2008. The increase in non-performing assets was the result of deterioration in our loan portfolio. For the three months ended March 31, 2009, we recorded net charge-offs of approximately $1.1 million. The charge-off was directly related to a commercial loan borrower whose collateral assets are currently being liquidated where the remaining value of the assets of the client are not sufficient to pay off the outstanding principal of the loan. We continue to proactively monitor our loan and lease portfolio for further deterioration and apply our prescribed allowance for loan and lease loss reserve methodology. As a result of current economic conditions, we are experiencing increases in impaired loans within our loan and lease portfolios. Based upon the most recent financial results presented to us by our clients, it is evident that the current economic conditions have had a significant impact on most industries.

There are an increased number of borrowers that will not have the ability to make their principal and interest payments in accordance with their contracts. As a result we have more impaired loans based upon this new information. We believe that our loan and lease portfolio was recorded at the appropriate value at March 31, 2009; however, given ongoing complexities with legal actions on certain of our large impaired loans and the continued decline in economic conditions further charge-offs could be recorded if additional facts and circumstances lead us to a different conclusion.
Our non-accrual loans and leases consisted of the following at March 31, 2009 and December 31, 2008, respectively.

	March 31,	December 31,
	2009	2008
	(Dollars In Thousands)
Non-accrual loans and leases
First mortgage loans:
Commercial real estate	$4,391	$2,979
Construction and land development	5,588	5,279
Multi-family	—	—
1-4 family	3,652	2,082

Total first mortgage loans	13,631	10,340
Commercial and industrial	4,168	5,412
Direct financing leases, net	254	24
Consumer	783	509

Total non-accrual loans and leases	18,836	16,285
Foreclosed properties	3,011	3,011

Total non-performing assets	$21,847	$19,296

Performing troubled debt restructurings	$—	$—

Total non-accrual loans and leases to total loans and leases	2.19%	1.91%
Total non-performing assets to total assets	2.13	1.91
Allowance for loan and lease losses to total loans and leases	1.50	1.39
Allowance for loan and lease losses to non-accrual loans and leases	68.67	72.74
The following represents information regarding our impaired loans:

	As of and for	As of and for
	the Three	the Year
	Months Ended	Ended
	March 31,	December 31,
	2009	2008
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$12,038	$9,986
Impaired loans and leases with impairment reserves required	6,798	6,299

Total impaired loans and leases	18,836	16,285
Less:
Impairment reserve (included in allowance for loan and lease losses)	1,851	1,417

Net impaired loans and leases	$16,997	$14,868

Average impaired loans and leases	$16,390	$8,375

Foregone interest income attributable to impaired loans and leases	$337	$752
Interest income recognized on impaired loans and leases	—	(49)

Net foregone interest income on impaired loans and leases	$337	$703

Net foregone interest income on impaired loans and leases for the three months ended March 31, 2008 was $167,000.
A summary of the activity in the allowance for loan and lease losses follows:

	For the Three Months Ended
	March 31,
	2009	2008
	(Dollars In Thousands)
Allowance at beginning of period	$11,846	$9,854

Charge-offs:
Mortgage	—	(222)
Commercial	(1,110)	—
Lease	—	—
Consumer	—	—

Total charge-offs	(1,110)	(222)
Recoveries:
Mortgage	2	3
Commercial	—	—
Lease	—	—
Consumer	—	—

Total recoveries	2	3
Net charge-offs	(1,108)	(219)
Provision for loan and lease losses	2,197	553

Allowance at end of period	$12,935	$10,188

Allowance to gross loans and leases	1.50%	1.24%
Liquidity and Capital Resources
During the three months ended March 31, 2009 and the year ended December 31, 2008, the Banks did not make any dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at March 31, 2009 are the repayment of interest payments due on subordinated and junior subordinated notes. The Corporation expects to meet its liquidity needs through existing cash flow sources, its line of credit in the amount of $10.5 million of which $10,000 is outstanding on March 31, 2009 and through any future dividends received from the Banks. The Corporation and its subsidiaries continue to have a strong capital base and the Corporation’s regulatory capital ratios continue to be above the defined minimum regulatory ratios.
On March 12, 2009, we received preliminary approval from the U.S. Treasury to issue up to $27 million of preferred stock under the U.S. Treasury Troubled Asset Relief Program Capital Purchase Program (CPP). Subsequently, our Board of Directors elected not to participate in the CPP after fully evaluating the related costs and benefits, as well as the potential impact on the long-term value of the Corporation’s common stock outstanding.
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
Brokered deposits are a significant source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels that are more attractive than single service deposits. Access to such deposits allows us the flexibility to decline pursuing single service deposit relationships in markets that have experienced some unfavorable pricing levels. We had $471.4 million of outstanding brokered deposits at March 31, 2009, compared to $477.7 million of brokered deposits as of December 31, 2008. In addition, the administrative costs associated with brokered deposits are considerably lower than those that would be incurred to administer a similar level of local deposits. Although local market deposits are expected to increase as new client relationships are established and as marketing efforts are made to increase the balances in existing clients’ deposit accounts, we will likely continue to use brokered deposits. In order to provide for ongoing liquidity and funding, all of the brokered deposits are certificates of deposit that do not allow for withdrawal, at the option of the depositor, before the stated maturity. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure so that at least 90 days of maturities could be funded through borrowings with the Federal Home Loan Bank or Federal Discount Window utilizing currently unencumbered securities as additional collateral. The Banks also have access to the unused federal funds lines, cash flows from borrower repayments, cash flows from security maturities and the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill the liquidity need.
The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Banks have sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
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
As of March 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.
In addition, the Banks exceeded the minimum net worth requirement of 6.0% required by the State of Wisconsin at December 31, 2008, the latest evaluation date.

The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at March 31, 2009 and December 31, 2008, respectively:

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of March 31, 2009

Total capital (to risk-weighted assets)
Consolidated	$109,621	11.78%	$74,448	8.00%	N/A	N/A
First Business Bank	91,549	11.01	66,527	8.00	$83,159	10.00%
First Business Bank –
Milwaukee	14,704	14.31	8,223	8.00	10,279	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$58,972	6.34%	$37,224	4.00%	N/A	N/A
First Business Bank	81,145	9.76	33,263	4.00	$49,895	6.00%
First Business Bank –
Milwaukee	13,413	13.05	4,111	4.00	6,167	6.00

Tier 1 capital (to average assets)
Consolidated	$58,972	5.84%	$40,410	4.00%	N/A	N/A
First Business Bank	81,145	9.13	35,569	4.00	$44,462	5.00%
First Business Bank –
Milwaukee	13,413	9.58	5,602	4.00	7,002	5.00

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2008

Total capital (to risk-weighted assets)
Consolidated	$110,005	12.00%	$73,088	8.00%	N/A	N/A
First Business Bank	91,062	11.13	65,448	8.00	$81,810	10.00%
First Business Bank –
Milwaukee	14,590	15.13	7,714	8.00	9,642	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$59,178	6.48%	$36,544	4.00%	N/A	N/A
First Business Bank	80,880	9.89	32,724	4.00	$49,086	6.00%
First Business Bank –
Milwaukee	13,375	13.87	3,857	4.00	5,785	6.00

Tier 1 capital (to average assets)
Consolidated	$59,178	5.94%	$39,819	4.00%	N/A	N/A
First Business Bank	80,880	9.23	35,064	4.00	$43,830	5.00%
First Business Bank –
Milwaukee	13,375	10.61	5,042	4.00	6,302	5.00

Contractual Obligations and Off-balance Sheet Arrangements
There have been no significant changes to the Corporation’s contractual obligations and off-balance arrangements disclosed in our Form 10-K for the year ended December 31, 2008. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.
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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to change in rates at March 31, 2009 has not changed materially since December 31, 2008.
Item 4T. — Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2009.
There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
Item 1A. — Risk Factors
There have been no material changes to risk factors as previously disclosed in Item 1a. to Part I of the Corporation’s Form 10-K for the year ended December 31, 2008.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
			Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs	or Programs
January 1 – January 31, 2009	99	$12.60	—	$177,150
February 1 – February 28, 2009	928	12.40	—	177,150
March 1 – March 31, 2009	—	—	—	177,150
For the three months ended March 31, 2009, 1,027 shares were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares.
Item 3. — Defaults Upon Senior Securities
Not applicable.
Item 4. — Submission of Matters to a Vote of Security Holders
None.
Item 5. — Other Information.
None.
Item 6. — Exhibits.
(10.1)	First Business Financial Services, Inc. Annual Incentive Bonus Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 10, 2009

(31.1)	Certification of the Chief Executive Officer.

(31.2)	Certification of the Chief Financial Officer.

(32)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. paragraph 1350.

Signatures
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.

/s/ Corey A. Chambas Corey A. Chambas
Chief Executive Officer

May 1, 2009