Form 10-Q
period 2009-06-30
First Business Financial Services, Inc.
filed 2009-07-30
CIK 1305399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2009
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
Yes ☐      No ☐
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
Yes ☐      No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on July 22, 2009 was 2,539,141 shares.

[This page intentionally left blank]

2

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2009	2008
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$9,469	$19,216
Short-term investments	46,143	4,468

Cash and cash equivalents	55,612	23,684
Securities available-for-sale, at fair value	116,952	109,124
Loans and leases receivable, net of allowance for loan and lease losses of $12,690 and $11,846, respectively	845,745	840,546
Leasehold improvements and equipment, net	1,380	1,529
Foreclosed properties and repossessed assets	3,488	3,011
Cash surrender value of bank-owned life insurance	15,886	15,499
Investment in Federal Home Loan Bank stock, at cost	2,367	2,367
Goodwill and other intangibles	2,751	2,762
Accrued interest receivable and other assets	11,323	12,264

Total assets	$1,055,504	$1,010,786

Liabilities and Stockholders’ Equity
Deposits	$922,331	$838,874
Federal Home Loan Bank and other borrowings	57,521	94,526
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	11,828	14,065

Total liabilities	1,001,995	957,780

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 2,613,711 and 2,616,424 shares issued, 2,541,339 and 2,545,546 outstanding at 2009 and 2008, respectively	26	26
Additional paid-in capital	24,416	24,088
Retained earnings	28,962	29,252
Accumulated other comprehensive income	1,549	1,065
Treasury stock (72,372 and 70,878 shares in 2009 and 2008, respectively), at cost	(1,444)	(1,425)

Total stockholders’ equity	53,509	53,006

Total liabilities and stockholders’ equity	$1,055,504	$1,010,786

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended,
	June 30,		June 30,
	2009	2008	2009	2008
	(In Thousands, Except Share Data)
Interest income:
Loans and leases	$12,807	$13,586	$25,363	$27,581
Securities income, taxable	1,206	1,123	2,445	2,239
Short-term investments	18	17	28	59

Total interest income	14,031	14,726	27,836	29,879

Interest expense:
Deposits	6,175	7,203	12,639	15,229
Notes payable and other borrowings	734	871	1,312	1,936
Junior subordinated notes	277	—	552	—

Total interest expense	7,186	8,074	14,503	17,165

Net interest income	6,845	6,652	13,333	12,714
Provision for loan and lease losses	1,647	743	3,844	1,296

Net interest income after provision for loan and lease losses	5,198	5,909	9,489	11,418

Non-interest income:
Trust and investment services income	471	539	905	1,021
Service charges on deposits	378	249	712	459
Increase in cash surrender value of bank-owned life insurance	206	180	387	357
Loan fees	192	159	464	294
Credit, merchant and debit card fees	51	64	98	109
Other	157	76	451	119

Total non-interest income	1,455	1,267	3,017	2,359

Non-interest expense:
Compensation	3,079	3,225	6,252	6,584
Occupancy	380	319	741	649
Equipment	131	148	300	304
Data processing	286	256	566	530
Marketing	127	212	332	476
Professional fees	422	578	936	953
Collateral liquidation costs	293	—	855	—
FDIC Insurance	926	144	1,260	300
(Gain) Loss on foreclosed properties and repossessed assets	(12)	—	(12)	5
Other	621	556	1,184	983

Total non-interest expense	6,253	5,438	12,414	10,784

Income before income tax expense	400	1,738	92	2,993
Income tax expense	140	670	26	1,156

Net income	$260	$1,068	$66	$1,837

Earnings per share:
Basic	$0.10	$0.43	$0.03	$0.73
Diluted	0.10	0.42	0.03	0.73
Dividends declared per share	0.07	0.07	0.14	0.14
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	income (loss)	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2007	$26	$23,462	$26,836	$(399)	$(1,373)	$48,552
Comprehensive income:
Net income	—	—	1,837	—	—	1,837
Unrealized securities gains arising during the period	—	—	—	642	—	642
Unrealized derivative losses arising during the period	—	—	—	(3)	—	(3)
Reclassification adjustment for realized losses on derivatives	—	—	—	6	—	6
Income tax effect	—	—	—	(221)	—	(221)

Comprehensive income						2,261
Share-based compensation — restricted shares	—	283	—	—	—	283
Cash dividends ($0.14 per share)	—	—	(352)	—	—	(352)
Treasury stock purchased (805 shares)	—	—	—	—	(14)	(14)

Balance at June 30, 2008	$26	$23,745	$28,321	$25	$(1,383)	$50,730

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	income	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2008	$26	$24,088	$29,252	$1,065	$(1,425)	$53,006
Comprehensive income:
Net income	—	—	66	—	—	66
Unrealized securities gains arising during the period	—	—	—	794	—	794
Unrealized derivative losses arising during the period	—	—	—	(1)	—	(1)
Reclassification adjustment for realized losses on derivatives	—	—	—	3	—	3
Income tax effect	—	—	—	(312)	—	(312)

Comprehensive income	—	—	—	—	—	550
Share-based compensation — restricted shares	—	328	—	—	—	328
Cash dividends ($0.14 per share)	—	—	(356)	—	—	(356)
Treasury stock purchased (1,494 shares)	—	—	—	—	(19)	(19)

Balance at June 30, 2009	$26	$24,416	$28,962	$1,549	$(1,444)	$53,509

See accompanying Notes to Unaudited Consolidated Financial Statements

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008
	(In Thousands)
Operating activities
Net income	$66	$1,837
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(472)	(329)
Provision for loan and lease losses	3,844	1,296
Depreciation, amortization and accretion, net	324	260
Share-based compensation	328	283
Increase in cash surrender value of bank-owned life insurance	(387)	(357)
Origination of loans for sale	(2,756)	(586)
Sale of loans originated for sale	2,762	588
Gain on sale of loans originated for sale	(6)	(2)
(Gain) Loss on sale of foreclosed properties and repossessed assets	(12)	5
Increase (decrease) in accrued interest receivable and other assets	1,139	(748)
(Decrease) increase in accrued interest payable and other liabilities	(2,235)	1,126

Net cash provided by operating activities	2,595	3,373

Investing activities
Proceeds from maturities of available-for-sale securities	15,644	15,075
Purchases of available-for-sale securities	(22,715)	(21,134)
Proceeds from sale of foreclosed properties and repossessed assets	175	655
Net increase in loans and leases	(9,683)	(54,321)
Purchases of leasehold improvements and equipment, net	(165)	(268)

Net cash used in investing activities	(16,744)	(59,993)

Financing activities
Net increase in deposits	83,457	57,896
Repayment of FHLB advances	(15,005)	(6,005)
Net (decrease) increase in short-term borrowed funds	(22,000)	300
Proceeds from other borrowings	31,000	8,000
Repayment of other borrowings	(31,000)	—
Cash dividends paid	(356)	(339)
Purchase of treasury stock	(19)	(14)

Net cash provided by financing activities	46,077	59,838

Net increase in cash and cash equivalents	31,928	3,218
Cash and cash equivalents at the beginning of the period	23,684	17,624

Cash and cash equivalents at the end of the period	$55,612	$20,842

Supplementary cash flow information
Interest paid on deposits and borrowings	$16,178	$16,487
Income taxes paid	169	267
Transfer to foreclosed properties and repossessed assets	640	3,896
See accompanying Notes to Unaudited Consolidated Financial Statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Principles of Consolidation
The unaudited consolidated financial statements include the accounts and results of First Business Financial Services, Inc. (FBFS or the Corporation), and its wholly-owned subsidiaries, First Business Bank and First Business Bank — Milwaukee. All significant intercompany balances and transactions have been eliminated in consolidation.
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included in the consolidated financial statements. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2009. Certain amounts in prior periods have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the issuance of the unaudited consolidated financial statements which is July 30, 2009.
Note 3 — Recent Accounting Pronouncements
Fair Value Disclosures. Effective January 1, 2008, the Corporation partially adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), which provides a framework for measuring fair value. Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The partial adoption of this standard only resulted in additional disclosure requirements and had no financial statement impact. Financial Accounting Standards Board (FASB) Staff Position No. FAS 157-2 (FSP FAS 157-2) permitted delayed application of this statement for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Effective January 1, 2009, the Corporation adopted the provisions of FSP FAS 157-2 for goodwill and long-lived assets measured at fair value for impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, including foreclosed properties.
In April 2009, the FASB issued the following new accounting standards:
•	FASB Staff Position FAS 157-4 (FSP FAS 157-4), Determining Whether a Market Is Not Active and a Transaction is Not Distressed. FSP FAS 157-4 provides guidance for making fair value measurements more consistent with the principles presented in FAS 157. FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. FSP 157-4 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures.

•	FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2 (FSP FAS 115-2, FAS 124-2, and EITF 99-20-2), Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

•	FASB Staff Position FAS 107-1 and APB 28-1 (FSP FAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amend SFAS No 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those fair value disclosures in all interim financial statements.
Refer to Note 10 — Fair Value Disclosure of the unaudited consolidated financial statements for further information regarding the fair value of the Corporation’s financial instruments.
These standards are effective for periods ending after June 15, 2009 with early adoption permitted. The adoption of these standards did not have a material impact on the consolidated results of the Corporation.
Derivative Instruments and Hedging Activities. In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of Statement No. 133 (SFAS 161). SFAS 161 enhances disclosure requirements about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial statements.
Instruments Granted in Share-Based Payment Transactions as Participating Securities. In June 2008, the FASB issued Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the allocation in computing earnings per share under the two-class method described in SFAS 128, Earnings Per Share (SFAS 128). The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Corporation is required to apply the two-class method of computing basic and diluted earnings per share. Effective January 1, 2009, the Corporation adopted this standard. The Corporation has determined that its outstanding unvested restricted shares are participating securities. Accordingly, effective January 1, 2009, earnings per common share are computed using the two-class method prescribed by SFAS 128. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method. Upon adoption, basic and diluted earnings per share for the three months ended June 30, 2008 decreased $0.01 and $0.02, respectively. Both basic and diluted earnings per share for the six months ended June 30, 2008 decreased $0.03 due to the required retrospective application of this standard.
Consolidation of Variable Interest Entities. In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. This statement requires an Enterprise to perform an analysis to determine whether the Enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:
•	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and

•	The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Ongoing reassessments of whether an Enterprise is the primary beneficiary of a variable interest entity are required. This Statement is effective for the Corporation beginning January 1, 2010. Earlier application is prohibited. The Corporation is in the process of evaluating the consolidation principles of each of its entities and the impact of this statement is unknown at this time.
Note 4 — Earnings Per Share.
Earnings per common share are computed using the two-class method. Basic earnings per common share are computed by dividing net income allocated to common shares by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of the Corporation’s common stock. Diluted earnings per share are computed by dividing net income allocated to common shares adjusted for reallocation of undistributed earnings of unvested restricted shares by the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents using the treasury stock method.
For the three month periods ended June 30, 2009 and 2008, average anti-dilutive employee share-based awards totaled 251,699 and 177,262, respectively. For the six months ended June 30, 2009 and 2008, average anti-dilutive employee share-based awards totaled 253,825 and 183,138, respectively.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Distributed earnings allocated to common stockholders	$171,282	$169,846	$342,586	$339,620
Undistributed earnings (losses) allocated to common stockholders	78,872	861,167	(278,687)	1,434,387

Income available to common stockholders for basic earnings per share	250,154	1,031,013	63,899	1,774,007
Reallocation of undistributed earnings for diluted earnings per share	—	10	—	16

Income available to common stockholders for diluted earnings per share	$250,154	$1,031,023	$63,899	$1,774,023

Basic average shares	2,448,659	2,426,093	2,447,276	2,424,775
Dilutive effect of share-based awards	—	868	—	757

Dilutive average shares	2,448,659	2,426,961	2,447,276	2,425,532

Earnings per share:
Basic	$0.10	$0.43	$0.03	$0.73
Diluted	0.10	0.42	0.03	0.73
Note 5 — Share-Based Compensation
The Corporation adopted an equity incentive plan in 1993, an equity incentive plan in 2001 and the 2006 Equity Incentive Plan (the Plans). The Plans are administered by the Compensation Committee of the Board of Directors of FBFS and provide for the grant of equity ownership opportunities through incentive stock options, nonqualified stock options (stock options) and restricted shares. 119,457 shares were available for future grants under the 2001 and 2006 Plans as of June 30, 2009. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the 2001 and 2006 Plans. The Corporation may issue new shares and shares from treasury for shares delivered under the Plans.

Stock Options
The Corporation may grant stock options to senior executives and other employees under the Plans. Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is granted. Options granted under the Plans are subject to graded vesting, generally ranging from four to eight years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. The Corporation has not granted any stock options since the Corporation became a public entity nor has it modified, repurchased or cancelled any stock options during that period. Therefore, no stock-based compensation was recognized in the consolidated statement of income for the three and six months ended June 30, 2009 and 2008, except with respect to restricted share awards. As of June 30, 2009, all stock options granted and not previously forfeited have vested. Stock option activity for the year ended December 31, 2008 and six months ended June 30, 2009 was as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Options	Average Price	Life (Years)
Outstanding at December 31, 2007	159,540	$22.10
Granted	—	—
Exercised	—	—
Forfeited	(2,250)	24.56

Outstanding at December 31, 2008	157,290	22.07	4.67

Options exercisable at December 31, 2008	154,290		4.58

Outstanding as of December 31, 2008	157,290	$22.07	4.67
Granted	—
Exercised	—
Forfeited	—

Outstanding at June 30, 2009	157,290	$22.07	4.17

Options exercisable at June 30, 2009	157,290		4.17

Restricted Shares
Under the 2001 and 2006 Equity Incentive Plans, the Corporation may grant restricted shares to plan participants, subject to forfeiture upon the occurrence of certain events until dates specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under the 2001 and 2006 Plans are subject to graded vesting. Compensation expense is recognized over the requisite service period of four years for the entire award on a straight-line basis. Upon vesting of restricted share awards, the benefits of tax deductions in excess of recognized compensation expense is recognized as a financing cash flow activity. For the six months ended June 30, 2009 and 2008, restricted share awards vested on a date at which the market price was lower than the market value on the date of grant; therefore, there is no excess tax benefit reflected in the consolidated statements of cash flows for the periods.

Restricted share activity for the year ended December 31, 2008 and the six months ended June 30, 2009 was as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
Nonvested balance as of December 31, 2007	91,379	$21.16
Granted	40,950	16.00
Vested	(26,005)	21.29
Forfeited	(1,375)	20.59

Nonvested balance as of December 31, 2008	104,949	$19.12
Granted	—	—
Vested	(9,964)	22.25
Forfeited	(2,713)	20.79

Nonvested balance as of June 30, 2009	92,272	$18.73

As of June 30, 2009, approximately $1.2 million of deferred compensation expense was included in additional paid-in capital in the consolidated balance sheet related to unvested restricted shares which the Corporation expects to recognize over four years. As of June 30, 2009, no restricted shares were vested but not delivered. For the six months ended June 30, 2009 and 2008, share-based compensation expense included in the consolidated statements of income totaled approximately $328,000 and $283,000, respectively.
Note 6 — Securities.
The amortized cost and estimated fair values of securities available-for-sale were as follows:

	As of June 30, 2009
		Gross	Gross
		unrealized	unrealized	Estimated
	Amortized cost	holding gains	holding losses	fair value
	(In Thousands)
Securities available-for-sale
Collateralized mortgage obligations — government agencies	$92,278	$2,220	$(328)	$94,170
Collateralized mortgage obligations — government-sponsored enterprises	22,252	530	—	22,782

	$114,530	$2,750	$(328)	$116,952

	As of December 31, 2008
		Gross	Gross
		unrealized	unrealized	Estimated
	Amortized cost	holding gains	holding losses	fair value
	(In Thousands)
Collateralized mortgage obligations — government agencies	$81,406	$1,485	$(32)	$82,859
Collateralized mortgage obligations — government-sponsored enterprises	26,090	179	(4)	26,265

	$107,496	$1,664	$(36)	$109,124

Collateralized mortgage obligations — government agencies represent securities issued by the Government National Mortgage Association. Collateralized mortgage obligations — government-sponsored enterprises include securities issued by the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Federal National Mortgage Association, or Fannie Mae.
The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at June 30, 2009 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties.

		Estimated
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$—	$—
Due in one year through five years	1,736	1,798
Due in five through ten years	15,761	16,143
Due in over ten years	97,033	99,011

	$114,530	$116,952

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008. At June 30, 2009 and December 31, 2008, the Corporation had 8 and 17 securities that were in an unrealized loss position, respectively. Such securities have declined in value due to the current interest rate environment and have not experienced credit rating downgrades and do not presently represent realized losses. At June 30, 2009 the Corporation did not hold any securities that have been in a continuous loss position for greater than twelve months nor specifically identified securities for sale in the near term nor believe that it will be required to sell any such securities. Accordingly, no other than temporary impairment was recorded in the consolidated results of operations for the six months ended June 30, 2009.
A summary of unrealized loss information for available-for-sale securities, categorized by security type follows:

	As of June 30, 2009
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)
Collateralized mortgage obligations — government agencies	$12,356	$328	$—	$—	$12,356	$328

	$12,356	$328	$—	$—	$12,356	$328

	As of December 31, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)
Collateralized mortgage obligations — government agencies	$9,803	$32	$—	$—	$9,803	$32
Collateralized mortgage obligations — government-sponsored enterprises	1,394	2	534	2	1,928	4

	$11,197	$34	$534	$2	$11,731	$36

The Corporation has not sold any available-for-sale securities during the three and six months ended June 30, 2009 and 2008 and therefore has not realized any gains or losses on such transactions.
At June 30, 2009 and December 31, 2008, securities with a fair value of approximately $64.5 million and $74.0 million, respectively, were pledged to secure public deposits, interest rate swap contracts and Federal Home Loan Bank (FHLB) advances and availability for additional advances.
Note 7— Loans, Leases and Allowance for Loan and Lease Losses
Loans and leases receivable consisted of the following:

	June 30,	December 31,
	2009	2008
	(In Thousands)
First mortgage loans:
Commercial real estate	$408,735	$390,094
Construction	82,618	84,778
Multi-family	48,344	42,514
1-4 family	52,335	51,542

Total first mortgage loans	592,032	568,928
Commercial and industrial loans	213,930	232,350
Direct financing leases, net	30,001	29,722
Home equity loans and second mortgage	6,549	7,386
Credit card and other	16,433	14,445

Loans and leases receivable, gross	858,945	852,831
Less:
Allowance for loan and lease losses	12,690	11,846
Deferred loan fees	510	439

Loans and leases receivable, net	$845,745	$840,546

A summary of the activity in the allowance for loan and lease losses is presented below:

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2009	2008
	(Dollars In Thousands)
Allowance at beginning of period	$11,846	$9,854
Charge-offs:
Commercial real estate and other first mortgage	(909)	(407)
Commercial and industrial	(1,810)	(24)
Direct financing leases	(231)	—
Home equity loans and second mortgage	(46)
Consumer	(8)	—

Total charge-offs	(3,004)	(431)

Recoveries:
Commercial real estate and other mortgage	2	3
Commercial and industrial	2	1
Direct financing leases	—	—
Consumer	—	—

Total recoveries	4	4

Net charge-offs	(3,000)	(427)
Provision for loan and lease losses	3,844	1,296

Allowance at end of period	$12,690	$10,723

Allowance to gross loans and leases	1.48%	1.29%
Non-accrual loans and leases consisted of the following at June 30, 2009 and December 31, 2008, respectively:

	June 30,	December 31,
	2009	2008
	(Dollars In Thousands)
Non-accrual loans and leases
First mortgage loans:
Commercial real estate	$6,805	$2,979
Construction and land development	5,808	5,279
Multi-family	16	—
1-4 family	3,270	2,082

Total first mortgage loans	15,899	10,340
Commercial and industrial	3,468	5,412
Direct financing leases, net	16	24
Home equity and second mortgage	695	379
Consumer	125	130

Total non-accrual loans and leases	20,203	16,285
Foreclosed properties and repossessed assets, net	3,488	3,011

Total non-performing assets	$23,691	$19,296

Performing troubled debt restructurings	$—	$—

Total non-accrual loans and leases to gross loans and leases	2.35%	1.91%
Total non-performing assets to total assets	2.24	1.91
Allowance for loan and lease losses to gross loans and leases	1.48	1.39
Allowance for loan and lease losses to non-accrual loans and leases	62.81	72.75

The following represents information regarding our impaired loans:

	As of and for	As of and for
	the Six Months	the Year
	Ended	Ended
	June 30,	December 31,
	2009	2008
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$12,864	$9,986
Impaired loans and leases with impairment reserves required	7,339	6,299

Total impaired loans and leases	20,203	16,285
Less:
Impairment reserve (included in allowance for loan and lease losses)	1,587	1,417

Net impaired loans and leases	$18,616	$14,868

Average impaired loans and leases	$17,407	$8,375

Foregone interest income attributable to impaired loans and leases	$777	$752
Interest income recognized on impaired loans and leases	(46)	(49)

Net foregone interest income on impaired loans and leases	$731	$703

Net foregone interest income on impaired loans and leases for the six months ended June 30, 2008 was $299,000.
Note 8 — Deposits
Deposits consisted of the following:

	June 30, 2009		December 31, 2008
		Weighted		Weighted
	Balance	average rate	Balance	average rate
	(Dollars In Thousands)
Transaction accounts:
Demand deposits	$55,830	0.00%	$55,388	0.00%
Negotiable order of withdrawal (NOW) accounts	81,063	0.41	51,547	1.61

Total transaction accounts	136,893		106,935
Money market accounts	210,970	1.26	148,366	1.79
Certificates of deposit	139,934	2.69	105,876	3.57
Brokered certificates of deposit	434,534	4.16	477,697	4.71

Total deposits	$922,331		$838,874

Note 9 — Borrowings
Borrowings consisted of the following:

	June 30, 2009			December 31, 2008
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Balance	balance	rate	Balance	balance	rate
	(Dollars In Thousands)
Fed funds purchased	$—	$3,429	0.61%	$22,000	$12,888	2.38%
FHLB advances	18,511	19,245	4.54	33,516	31,840	4.34
Line of credit	10	10	3.30	10	1,461	4.87
Subordinated notes payable	39,000	39,000	4.43	39,000	35,570	5.70
Junior subordinated notes	10,315	10,315	10.70	10,315	2,734	10.83

	$67,836	$71,999	5.18	$104,841	$84,493	4.83

Short-term borrowings	$10			$37,010
Long-term borrowings	67,826			67,831

	$67,836			$104,841

As of June 30, 2009, the Corporation was in violation of one if its debt covenants for its line of credit. On July 23, 2009, the Corporation obtained a waiver of this violation.
Note 10 — Fair Value Disclosures
The Corporation determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 emphasizes that fair value (the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date) is based on exit prices versus entry prices and should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement, not an entity-specific measurement. The standard describes three levels of inputs that may be used to measure fair value.

Level 1- Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date.

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

The Corporation carries its available-for-sale securities and non-hedging interest rate swaps at fair value. Assets and liabilities measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008, segregated by fair value hierarchy level, are summarized below:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balances as of	Assets	Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Assets:
Securities available for sale	$116,771	$—	$116,771	$—
Interest rate swaps	961	—	961	—

Liabilities:
Interest rate swaps	$961	$—	$961	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balances as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Assets:
Securities available for sale	$109,124	$—	$109,124	$—
Interest rate swaps	1,797	—	1,797	—

Liabilities:
Interest rate swaps	$1,799	$—	$1,799	$—
Assets and liabilities measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, at June 30, 2009 are summarized below:

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total
	Balance at	Assets	Inputs	Inputs	Gains
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
(In Thousands)
Impaired loans	$10,787	$—	$4,206	$6,581	$—
Impaired loans that are collateral dependent were written down to their fair value of $10.8 million through the establishment of specific reserves or by recording charge-offs, when the carrying value exceeded the fair value.
Certain non-financial assets subject to measurement at fair value on a non-recurring basis included goodwill and foreclosed properties. Foreclosed properties and repossessed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan and lease losses based upon the fair value of the foreclosed property. The fair value of a foreclosed property and repossessed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data, typically an appraisal, or Level 3 inputs based upon assumptions specific to the individual property or equipment. Subsequent impairments of foreclosed properties and repossessed assets are recorded to loss on foreclosed properties and repossessed assets. During the six months ended June 30, 2009, approximately $640,000 of outstanding loans were transferred to foreclosed properties and repossessed assets as the Corporation claimed title to the respective assets. No additional triggering events occurred or impairments on existing foreclosed properties were recognized during the six months ended June 30, 2009. At June 30, 2009 and December 31, 2008, foreclosed properties and repossessed assets, at fair value, were $3.5 million and $3.0 million, respectively.
The Corporation’s goodwill is not amortized but is subject to an annual impairment evaluation. The Corporation conducts its annual evaluation in June of each year. Based upon the results of this analysis, the fair value of the Corporation’s subsidiary reporting unit goodwill exceeds the carrying value of its assets and liabilities and, therefore, no impairment was necessary. The goodwill impairment evaluation utilized a discounted cash flow method with further evaluation of the consolidated entity market capitalization. A series of assumptions, including the discount rate applied to the estimated future cash flows, were embedded within the evaluation. These assumptions and estimates are subject to changes. There can be no assurances that discount rates will not increase, projected earnings and cash flows of our subsidiary reporting unit will not decline, and facts and circumstances influencing our consolidated market capitalization will not change. Accordingly, an impairment charge to goodwill may be required in the foreseeable future if the book equity of our subsidiary reporting unit exceeds its fair value. An impairment charge to goodwill could have an adverse impact on future consolidated results of operations.
The table below provides information regarding the estimated fair values of certain financial instruments as of June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$55,612	$55,612	$23,684	$23,684
Securities available-for-sale	116,952	116,952	109,124	109,124
Loans and lease receivables	845,745	789,992	840,546	892,142
Federal Home Loan Bank stock	2,367	2,367	2,367	2,367
Cash surrender value of life insurance	15,886	15,886	15,499	15,499
Accrued interest receivable	3,310	3,310	3,331	3,331
Interest rate swaps	961	961	1,797	1,797
Financial liabilities:
Deposits	$922,331	$939,306	$838,874	$863,102
Federal funds purchased	—	—	22,000	22,000
Federal Home Loan Bank and other borrowings	57,521	58,503	72,526	73,841
Junior subordinated notes	10,315	7,077	10,315	6,925
Interest rate swaps	961	961	1,799	1,799
Accrued interest payable	5,027	5,027	6,911	6,911

Off balance sheet items:
Standby letters of credit	23	23	28	28
Commitments to extend credit	—	*	—	*

*	Not meaningful

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
Fair value estimates are made at a discrete point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holding of a particular financial instrument. Because no market exists for a significant portion of the Corporation’s financial instruments, specifically the loan and lease portfolio, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.
The carrying amounts reported for cash and cash equivalents, non-interest bearing deposits, federal funds sold, federal funds purchased, securities sold under agreements to repurchase, accrued interest receivable and accrued interest payable approximate fair value because of their short-term nature and because they do not present unanticipated credit concerns.
Securities: The fair value measurements of investment securities consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.
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
Interest rate swaps: The carrying amount and fair value of existing derivative financial instruments are based upon independent valuation models, which use widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.
Note 11 — Derivative Financial Instruments
The Corporation enters into certain derivative financial instruments as part of its strategy to manage its exposure to interest rate risk, and also offers interest rate swap products as noted below. In April 2009, the interest rate swap owned by the Corporation that was designated as a hedging instrument matured. At December 31, 2008, the fair value of this instrument was $2,000.
The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not designated as accounting hedge relationships and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value primarily offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds and guarantees.
At June 30, 2009, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $48.9 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. The aggregate amortizing notional value of interest rate swaps with dealer counterparties also was approximately $48.9 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in 2013 through 2019. The commercial borrower swaps were reported on the Corporation’s balance sheet as a derivative asset of $961,000, included in accrued interest receivable and other assets, and a derivative liability of $217,000, included in accrued interest and other liabilities. Dealer counterparty swaps were reported on the Corporation’s balance sheet as a net derivative liability of

$744,000 due to master netting and settlement contracts with dealer counterparties and is included in accrued interest payable and other liabilities as of June 30, 2009.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of June 30, 2009 and 2008.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments
June 30, 2009			Other liabilities	$—
December 31, 2008			Other liabilities	$2

Derivatives not designated as hedging instruments
June 30, 2009	Other assets	$1,178	Other liabilities	$1,178
December 31, 2008	Other assets	$1,797	Other liabilities	$1,797
The location and amount of gains and losses reported in the consolidated statements of income for the six months ended June 30, 2009 and 2008 are as follows:

For the six months ended June 30, 2009
Amount
	Recognized in		Amount
	Other		reclassified from
	Comprehensive		Accumulated
	Income on	Income	Other	Income	Amount of
	Derivative	Statement	Comprehensive	Statement	Gain/(Loss)
	Gain/(Loss)	Location	Income	Location	Recorded
Instrument	Effective Portion	Effective Portion	Effective Portion	Ineffective Portion	Ineffective Portion
(In Thousands)
Interest rate swaps -hedge	$(1)	Interest expense	$(3)	N/A	$—
Interest rate swaps — non hedge	$—	N/A	$—	Other noninterest income	$(1,053)
Interest rate swaps non-hedge	$—	N/A	$—	Other noninterest income	$1,332

For the six months ended June 30, 2008
Amount
	Recognized in		Amount
	Other		reclassified from
	Comprehensive		Accumulated
	Income on	Income	Other	Income	Amount of
	Derivative	Statement	Comprehensive	Statement	Gain/(Loss)
	Gain/(Loss)	Location	Income	Location	Recorded
Instrument	Effective Portion	Effective Portion	Effective Portion	Ineffective Portion	Ineffective Portion
(In Thousands)
Interest rate swaps -hedge	$(3)	Interest expense	$(6)	N/A	$—

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
Forward-looking statements may also be made by the Corporation from time to time in other reports and documents as well as oral presentations. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Corporation: continued deterioration in commercial real estate markets; general economic conditions; legislative and regulatory initiatives; increased competition and other effects of deregulation and consolidation of the financial services industry; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost and availability of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and acts of terrorism and developments in the war on terrorism. See also Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 and factors regarding future operations listed below.
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
Overview
FBFS is a registered bank holding company incorporated under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned banking subsidiaries, First Business Bank and First Business Bank — Milwaukee. All of the operations of FBFS are conducted through the Banks and certain subsidiaries of First Business Bank. The Corporation operates as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium sized businesses, business owners, executives, professionals and high net worth individuals. The Corporation does not utilize a branch network to attract retail clients.
General Overview
•	Total assets were $1.06 billion as of June 30, 2009 compared to $1.01 billion as of December 31, 2008.

•	Net income for the three months ended June 30, 2009 was $260,000 compared to net income of $1.1 million for the three months ended June 30, 2008. Net income for the six months ended June 30, 2009 was $66,000 compared to net income of $1.8 million for the six months ended June 30, 2008.

•	Net interest margin decreased to 2.72% for the three months ended June 30, 2009 from 2.85% for the three months ended June 30, 2008. Net interest margin decreased to 2.69% for the six months ended June 30, 2009 compared to 2.77% for the six months ended June 30, 2008.

•	Top line revenue increased 8.5% to $16.4 million for the six months ended June 30, 2009 compared to $15.1 million for the comparable period of the prior year.

•	Loan and lease loss provision was $1.6 million for the three months ended June 30, 2009 compared to $743,000 for same time period in the prior year. Loan and lease loss provision was $3.8 million for the six months ended June 30, 2009 compared to $1.3 million for the six months ended June 30, 2008. Allowance for loan and lease loss as a percentage of gross loans and leases was 1.48% at June 30, 2009 compared to 1.39% at December 31, 2008.

•	Diluted earnings per share for the three months ended June 30, 2009 were $0.10 compared to $0.42 for the three months ended June 30, 2008. Diluted earnings per share were $0.03 and $0.73 for the six months ended June 30, 2009 and 2008, respectively.

•	Annualized return on average equity and return on average assets were 1.91% and 0.10%, respectively for the three month period ended June 30, 2009, compared to 8.31% and 0.44%, respectively, for the same time period in 2008. Return on average equity and return on average assets were 0.24% and 0.01%, respectively, for the six months ended June 30, 2009 compared to 7.27% and 0.39%, respectively, for the six months ended June 30, 2008.

•	In March 2009, we elected not to participate in the U.S. Troubled Asset Relief Program Capital Purchase Program.

•	In the second quarter of 2009 we recorded a special FDIC assessment equivalent to 5 basis points of total assets less Tier 1 Capital of our subsidiary banks, or approximately $481,000.
Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. Top line revenue grew 8.5% for the six months ended June 30, 2009 over the same period in the prior year. The components of top line revenue were as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
Net interest income	$6,845	$6,652	2.9%	$13,333	$12,714	4.9%
Non-interest income	1,455	1,267	14.8	3,017	2,359	27.9

Total top line revenue	$8,300	$7,919	4.8	$16,350	$15,073	8.5

Adjusted Net Income
Adjusted net income is comprised of our net income as presented under generally accepted accounting principles (GAAP) adjusted for the after tax effects of the provision for loan and lease losses and actual net charge-offs incurred during the year. Historically, we have experienced significant organic growth in our loan and lease portfolio. As a result of this organic growth and the need for an additional provision for loan and lease losses required to support the increased inherent risk associated with a growing portfolio, we adjust our GAAP net income to add back the after tax effects of the provision for loan and lease losses and to reduce GAAP net income by the related after tax net charge-off activities to allow our management to better analyze the growth of our earnings, including a comparison to our benchmark peers. Institutions with different loan and lease growth rates may not have comparable provisions for loan and lease loss amounts and net charge-off activity. Due to increased loan charge-off activity and overall increased costs of credit including collateral liquidation costs in the first six months of 2009, our adjusted net income has declined by 75.5% for the three months ended June 30, 2009 compared to the comparable period of the prior year. In our judgment, presenting net income excluding the after tax effects of the provision for loan and lease losses and actual net charge-offs allows investors to trend, analyze and benchmark our results of operations in a more meaningful manner. Adjusted net income is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP.
A reconciliation of net income to adjusted net income is as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
Net income, presented under US GAAP	$260	$1,068	(75.7)%	$66	$1,837	(96.4)%
Add back:
Provision for loan and lease losses, after tax	1,001	452	121.5	2,337	788	196.6
Less:
Net charge-offs, after tax	1,150	127	805.5	1,824	260	601.5

Adjusted net income	$111	$1,393	(92.0)	$579	$2,365	(75.5)

Return on Equity
Return on equity for the three months ended June 30, 2009 was 1.91%, compared to 8.31% for the three months ended June 30, 2008. Return on equity for the six months ended June 30, 2009 was 0.24% compared to 7.27% for the six months ended June 30, 2008. The decrease in return on equity from the comparable periods of the prior year is primarily attributable to the decrease in net income which was caused by increased costs of credit, including provision for loan and lease losses and collateral liquidation costs, and increased FDIC insurance including the special assessment accrued during the second quarter of 2009 among other factors discussed in this Quarterly Report on Form 10-Q. We view return on equity to be an important measurement to monitor profitability and we are continuing to focus on improving our return on equity throughout 2009 by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit.
Net Interest Income. Net interest income depends on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management procedures used by management in responding to such changes.

The table below provides information with respect to (1) the effect on interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the effect on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the changes in rate/volume (changes in rate multiplied by changes in volume) for the three months and six months ended June 30, 2009, compared to the same periods of 2008.

	Three Months				Six Months
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
	(In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans	$(1,035)	$701	$(84)	$(418)	$(2,665)	$1,417	$(215)	$(1,463)
Commercial loans	(79)	(247)	5	(321)	(660)	(66)	5	(721)
Direct financing leases	(12)	36	(1)	23	(18)	64	(1)	45
Consumer loans	(46)	(19)	2	(63)	(67)	(13)	1	(79)

Total loans and leases receivable	(1,172)	471	(78)	(779)	(3,410)	1,402	(210)	(2,218)
Mortgage-related securities	(45)	135	(6)	84	(51)	273	(6)	216
Investment securities	—	(1)	—	(1)	—	(10)	—	(10)
Federal Home Loan Bank Stock	—	—	—	—	—	—	—	—
Short-term investments	(15)	140	(124)	1	(53)	227	(205)	(31)

Total net change in income on interest-earning assets	(1,232)	745	(208)	(695)	(3,514)	1,892	(421)	(2,043)

Interest-Bearing Liabilities
NOW accounts	(177)	55	(39)	(161)	(541)	(2)	2	(541)
Money market	(62)	252	(28)	162	(657)	446	(182)	(393)
Certificates — regular	(150)	355	(88)	117	(425)	824	(251)	148
Certificates — large	(745)	(460)	59	(1,146)	(1,695)	(128)	19	(1,804)

Total deposits	(1,134)	202	(96)	(1,028)	(3,318)	1,140	(412)	(2,590)
FHLB advances	(2)	(133)	1	(134)	(37)	(333)	16	(354)
Other borrowings	116	(97)	(22)	(3)	(181)	(105)	16	(270)
Junior subordinated notes	277	277	(277)	277	552	552	(552)	552

Total net change in expense on interest-bearing liabilities	(743)	249	(394)	(888)	(2,984)	1,254	(932)	(2,662)

Net change in net interest income	$(489)	$496	$186	$193	$(530)	$638	$511	$619

The yield on earning assets was 5.58% for the three months ended June 30, 2009, a decline of 74 basis points from 6.32% for the three months ended June 30, 2008. The decline in the yield on earning assets is attributable to the loan and lease portfolio. Loan yields were primarily impacted by the declining interest rate environment and the repricing of adjustable rate loans mitigated by the existence of interest rate floors within the terms of the contracts. The existence of the interest rate floors and fixed rate loans provide opportunities to protect our interest income in a low rate environment. As of June 30, 2009, approximately 52% of our loan and lease portfolio had a fixed interest rate while 25% of our loan and lease portfolio contained interest rate floors. The magnitude of the portfolio being fixed rate in nature or represented by “in-the-money” floors has protected our loan and lease portfolio yield from declines of the same magnitude as the overall interest rate environment. The average prime rate declined 183 basis points to 3.25% for the three months ended June 30, 2009 compared to 5.08% for the same three month period of 2008. In addition we have experienced increased levels of non-accrual loans, resulting in foregone interest of approximately $389,000 for the three months ended June 30, 2009, compared to $132,000 for the three months ended June 30, 2008. This equates to approximately a 12 basis point reduction in the overall loan and lease portfolio yield. We also recognize as part of interest yield prepayment fees for loans that are paid in full prior to their stated maturity. For the three months ended June 30, 2009, we recognized approximately $228,000 of prepayment fees compared to $16,000 for the three months ended June 30, 2008 resulting in an increase of the overall yield of the loan and lease portfolio of approximately 10 basis points.

The rate on interest-bearing liabilities was 3.09% for the three months ended June 30, 2009, a decrease of 68 basis points from 3.77% for the comparable period of the prior year. Rates on interest-bearing deposits were 2.87% for the three months ended June 30, 2009, a decrease of 83 basis points from 3.70% for the comparable period of the prior year. The decrease is primarily due to the overall declining rate environment partially offset by influences of competitive pricing necessary to retain balances. Rates on other borrowings for the three months ended June 30, 2009 are indexed to 1 Month LIBOR plus an interest spread. A portion of these borrowings are subject to an interest rate of floor of 5.5%, which was active for substantially the entire period. The outstanding average balance of other borrowings for the three month period ended June 30, 2009 includes our subordinated notes payable and senior line of credit. The outstanding average balance of other borrowings also included average balances for federal funds purchased outstanding during the three months ended June 30, 2008. The rates on these funds are substantially lower than those associated with our subordinated notes payable. The increase in the weighted average rate on other borrowings is due to the repayment of the lower cost federal funds purchased and the impact of the interest rate floors on our subordinated debt.
Net interest margin decreased to 2.72% for the three months ended June 30, 2009 from 2.85% for the three months ended June 30, 2008. As interest rates declined, the contribution of net free funds also declined. Net free funds are non-interest bearing liabilities plus stockholders’ equity less non-interest earning assets. Our net free funds are principally non-interest bearing demand deposit accounts and stockholders’ equity. The margin compression was also caused by increased foregone interest on non-accrual loans and leases as well as additional interest expense associated with our junior subordinated debt at a fixed cost substantially greater than rates on borrowings outstanding in the prior year. We completed our trust preferred offering in September of 2008 which resulted in the addition of $10.3 million of junior subordinated notes on our balance sheet. We continue to manage the composition and duration of interest-bearing liabilities to limit our exposure to changing interest rates. We also continue to implement interest rate floors on variable rate loans to limit our exposure to further declines in interest rates.
Average earning assets increased 7.8% to $1.0 billion for the three months ended June 30, 2009 from $932.4 million for the three months ended June 30, 2008, with the growth occurring primarily in our commercial real estate loan portfolios and our short-term investments. As we continue to build our on-balance sheet liquidity, short-term investments primarily include balances on deposit with the Federal Reserve Bank. We experienced a strong level of growth in the loan and lease portfolio during the second quarter of 2008, but experienced limited growth in the loan and lease portfolio in the second quarter of 2009 as we continued to compete with other lenders for fewer high quality loan opportunities. The average balance of our commercial and industrial loan portfolio decreased $13.4 million, or 5.9%, due to many clients reducing their balance sheets and outstanding debt obligations due to the current economic environment.
Average interest bearing liabilities increased 8.5% to $929.2 million for the three months ended June 30, 2009 from $856.2 million for the comparable period of the prior year, with the growth occurring primarily in our money market deposit accounts.
The yield on earning assets was 5.62% for the six months ended June 30, 2009, a decline of 88 basis points from 6.50% for the six months ended June 30, 2008. The decline in the yield on earning assets is attributable to the loan and lease portfolio. Similar to the discussion of the fluctuations in the three months ended June 30, 2009 and 2008 above, loan yields have been primarily impacted by the declining interest rate environment and the repricing of adjustable rate loans mitigated by the existence of interest rate floors within the terms of the contracts. Foregone interest was approximately $731,000 for the six months ended June 30, 2009 compared to $299,000 for the six months ended June 30, 2008 resulting in a reduction in the loan and lease portfolio yield of approximately 10 basis points. The remaining decline in the yield on earning assets is directly related to the changing interest rate environment.
The rate on interest-bearing liabilities was 3.17% for the six months ended June 30, 2009, a decrease of 89 basis points from 4.06% for the comparable period of the prior year. Rates on interest-bearing deposits were 2.99% for the six months ended June 30, 2009, a decrease of 99 basis points from 3.98% for the comparable period of the prior year primarily due to the overall declining rate environment partially offset by influences of competitive pricing necessary to retain balances.
The net interest margin decreased to 2.69% for the six months ended June 30, 2009 from 2.77% for the six months ended June 30, 2008. Margin compression is primarily due to the decline in net free funds of approximately nine basis points and increased foregone interest due to elevated non-accrual loans.
Average earning assets increased 7.8% to $991.2 million for the six months ended June 30, 2009 from $919.2 million for the six months ended June 30, 2008, with the growth occurring primarily in our commercial real estate loan portfolio and our short-term investments as we continue to build our on-balance sheet liquidity. We experienced a strong level of growth in the loan and lease portfolio during the first half of 2008, but have experienced limited growth in the loan and lease portfolio in the first half of 2009 as we continue to compete with other lenders for fewer high quality loan opportunities.
Average interest bearing liabilities increased 8.4% to $916.3 million for the six months ended June 30, 2009 from $845.3 million for the comparable period of the prior year, with the growth occurring primarily in our in-market interest-bearing accounts.

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

	For the Three Months Ended June 30,
	2009			2008
	Average		Average	Average		Average
	balance	Interest	yield/cost	balance	Interest	yield/cost
	(Dollars In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$592,222	$8,178	5.52%	$547,544	$8,596	6.28%
Commercial and industrial loans(1)	214,798	3,896	7.26	228,148	4,217	7.39
Direct financing leases(1)	30,731	474	6.17	28,433	451	6.34
Consumer loans	21,921	259	4.73	23,333	322	5.52

Total loans and leases receivable(1)	859,672	12,807	5.96	827,458	13,586	6.57
Mortgage-related securities(2)	110,928	1,206	4.35	99,038	1,122	4.53
Investment securities(2)	—	—	—	58	1	5.62
Federal Home Loan Bank stock	2,367	—	—	2,367	—	—
Short-term investments	31,994	18	0.23	3,466	17	1.96

Total interest-earning assets	1,004,961	14,031	5.58	932,387	14,726	6.32

Non-interest-earning assets	38,784			31,128

Total assets	$1,043,745			$963,515

Interest-Bearing Liabilities
NOW accounts	$83,357	87	0.42	$68,133	248	1.46
Money market	209,313	723	1.38	144,380	561	1.55
Certificates of deposits	113,004	719	2.55	71,062	602	3.39
Brokered certificates of deposit	455,656	4,646	4.08	494,937	5,792	4.68

Total deposits	861,330	6,175	2.87	778,512	7,203	3.70
FHLB advances	18,512	219	4.73	29,654	353	4.76
Other borrowings	39,010	515	5.28	48,012	518	4.32
Junior subordinated notes	10,315	277	10.74	—	—	—

Total interest-bearing liabilities	929,167	7,186	3.09	856,178	8,074	3.77

Non-interest-bearing liabilities	60,419			55,916

Total liabilities	989,586			912,094
Stockholders’ equity	54,159			51,421

Total liabilities and stockholders’ equity	$1,043,745			$963,515

Net interest income/interest rate spread		$6,845	2.49%		$6,652	2.55%

Net interest-earning assets	$75,794			$76,209

Net interest margin			2.72%			2.85%
Average interest-earning assets to average interest-bearing liabilities	108.16%			108.90%
Return on average assets	0.10			0.44
Return on average equity	1.91			8.31
Average equity to average assets	5.19			5.34
Non-interest expense to average assets	2.40			2.26

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

	For the Six Months Ended June 30,
	2009			2008
	Average		Average	Average		Average
	balance	Interest	yield/cost	balance	Interest	yield/cost
	(Dollars In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$583,815	$16,067	5.50%	$540,145	$17,530	6.49%
Commercial and industrial loans(1)	221,243	7,816	7.07	222,966	8,537	7.66
Direct financing leases(1)	30,595	952	6.22	28,586	907	6.35
Consumer loans	22,072	528	4.78	22,561	607	5.38

Total loans and leases receivable(1)	857,725	25,363	5.91	814,258	27,581	6.77
Mortgage-related securities(2)	109,616	2,445	4.46	97,647	2,229	4.57
Investment securities(2)	—	—	—	524	10	3.82
Federal Home Loan Bank stock	2,367	—	—	2,367	—	—
Fed funds sold and other	21,535	28	0.26	4,444	59	2.66

Total interest-earning assets	991,243	27,836	5.62	919,240	29,879	6.50

Non-interest-earning assets	38,352			31,656

Total assets	$1,029,595			$950,896

Interest-Bearing Liabilities
NOW accounts	$68,682	141	0.41	$68,901	682	1.98
Money market	193,152	1,220	1.26	151,348	1,613	2.13
Certificates of deposits	114,732	1,542	2.69	72,111	1,394	3.87
Brokered certificates of deposit	467,714	9,736	4.16	472,953	11,540	4.88

Total deposits	844,280	12,639	2.99	765,313	15,229	3.98

FHLB advances	19,245	437	4.54	33,224	791	4.76
Other borrowings	42,439	875	4.12	46,741	1,145	4.90
Junior subordinated notes	10,315	552	10.70	—	—	—

Total interest-bearing liabilities	916,279	14,503	3.17	845,278	17,165	4.06

Non-interest-bearing liabilities	59,333			55,077

Total liabilities	975,612			900,355
Stockholders’ equity	53,983			50,541

Total liabilities and stockholders’ equity	$1,029,595			$950,896

Net interest income/interest rate spread		$13,333	2.45%		$12,714	2.44%

Net interest-earning assets	$74,964			$73,962

Net interest margin			2.69%			2.77%
Average interest-earning assets to average interest-bearing liabilities	108.18%			108.75%
Return on average assets	0.01			0.39
Return on average equity	0.24			7.27
Average equity to average assets	5.24			5.32
Non-interest expense to average assets	2.41			2.27

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

Provision for Loan and Lease Losses. The provision for loan and lease losses totaled $1.6 million and $743,000 for the three months ended June 30, 2009 and 2008, respectively. Our required provision for loan and lease losses is determined based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of net charge-offs recorded in the period and the required amount of reserves established for impaired loans that present potential collateral shortfall positions. During the three months ended June 30, 2009, the significant factors influencing the provision for loan and lease losses were the following: releasing specific reserves of approximately $264,000 on impaired loans that were no longer deemed required either due to pay-downs, pay-offs, or charge-offs of identified impaired loans and increasing the reserve by approximately $1.9 million for the amount necessary to cover charge-offs in excess of specific reserves that occured due to further deterioration of market conditions.
The provision for loan and lease losses totaled $3.8 million and $1.3 million for the six months ended June 30, 3009 and 2008, respectively. Similar to the discussion for the three month period, the increase in the provision for loan and lease losses for the six month period is representative of the amount necessary to cover charge-offs in excess of specific reserves that occured due to further deterioration of market conditions and overall changes to the risk profile of our loan and lease portfolio to maintain the allowance for loan and lease loss reserve at an adequate level at the end of the reporting period.
Refer to Asset Quality for further information.
Non-Interest Income. Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, income from bank-owned life insurance and loan fees, increased $188,000 or 14.8%, to $1.5 million for the three months ended June 30, 2009 from $1.3 million for the same period in 2008.
Trust and investment services fee income decreased $68,000, or 12.6%, to $471,000 for the three months ended June 30, 2009, from $539,000 for the same period in 2008 primarily due to a decline in brokerage income. Trust and investment services fee income can be broken into the two components of trust fee income and brokerage income. Trust fee income was $402,000 for the three months ended June 30, 2009 compared to $413,000 for the three months ended June 30, 2008. Trust fee income is driven by the market value of assets under management. As clients add or withdraw assets and market values fluctuate, so does trust fee income. At June 30, 2009, we had $262.7 million of trust assets under management. This is a $28.7 million, or 9.8%, decrease from assets under management of $291.4 million at June 30, 2008. The decrease in trust assets under management is a result of the overall decline in equity market values of such assets since June 30, 2008, partially offset by additional assets received from new and existing clients. The second component of trust and investment services fee income relates to brokerage income. Brokerage income is comprised of commissions on trading activity and 12b-1 fees on mutual fund positions. At June 30, 2009, brokerage assets under administration decreased by $28.0 million, or 20.0%, to $111.8 million from $139.8 million at June 30, 2008. As a result of decreased client trading activity and declining equity markets, brokerage income decreased by $57,000, or 45.2%, to $69,000 for the three months ended June 30, 2009, from $126,000 for the three months ended June 30, 2008.
Service charges on deposits increased $129,000, or 51.8%, to $378,000 for the three months ended June 30, 2009 from $249,000 for the same period in 2008. The increase in service charge income is directly correlated to the declining interest rate environment. We give each of our business demand deposit clients an earnings credit based upon current market rates and the balances the clients keep within our Banks. The client uses these earnings credits to offset the service charges incurred on their deposit accounts. As the interest rate index utilized to calculate the earnings credit has fallen substantially over the measurement period, the majority of our clients do not have sufficient earnings credits to fully eliminate the service charges on their accounts, resulting in increased service charge income.
Since the third quarter of 2008, we offer interest rate swap products directly to our qualified commercial borrowers. We economically hedge these client derivative transactions by simultaneously entering into offsetting interest rate swap contracts with dealer counterparties. Derivative transactions executed as part of this program are not designated as accounting hedge relationships and are marked-to-market through earnings each period. We recognized in the consolidated income statements the initial fair value recognition for the swaps which totaled $55,000 for the three months ended June 30, 2009 and is included in other income in the consolidated statements of income. Changes in fair value of non-hedge derivative contracts are included in other income in the consolidated statements of income. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value primarily offsetting through earnings each period. Each of the swap contracts include a credit valuation which was not a significant component of the fair value of the interest rate swap contracts for the three months ended June 30, 2009.
Non-interest income for the six months ended June 30, 2009 increased $658,000, or 27.9%, to $3.0 million from $2.4 million for the comparable period of 2008. The increase in non-interest income for this period is attributable to increases in service charges on deposits, increased loan fees, and initial fair value recognition of interest rate swaps, partially offset by a decline in trust and investment services income. Service charges on deposits increased $253,000, or 55.1%, due to the overall declining interest rate environment and the related impact on the earnings credit received by our clients as described above. Loan fees increased $170,000, or 57.8%, to $464,000 for the six months ended June 30, 2009 from $294,000 for the same period in 2008. Loan fees represent non-deferrable fees earned on loan activity and the revenue generated through the collateral audit process we perform to ensure the integrity of the collateral associated with our asset based commercial loans. The increase in loan fees was directly related to increased audit fee revenue recognized on audits substantially completed. Other income increased $332,000, or 279.0%, primarily due to the recognition of initial fair value of interest rate swaps as discussed above. Initial fair value of interest rate swaps was $279,000 for the six months ended June 30, 2009. Trust and investment services fee income declined $116,000, or 11.3% to $905,000 for the six months ended June 30, 2009 compared to $1.0 million for the six months ended June 30, 2008. Similar to the explanation for the three month period, the decline in trust revenue is related to declining market values of our assets under management, partially offset by additional assets received from new and existing clients.
Non-Interest Expense. Non-interest expense increased by $815,000, or 15.0%, to $6.3 million for the three months ended June 30, 2009 from $5.4 million for the comparable period of 2008, primarily due to an increase in FDIC insurance ($782,000) and collateral liquidation costs ($293,000), partially offset by a decreases in professional fees ($156,000), compensation expenses ($146,000) and marketing expenses ($85,000).
FDIC insurance expense was $926,000 for the three months ended June 30, 2009, an increase of $782,000, or 543.1%, from $144,000 for the three months ended June 30, 2008. FDIC insurance premium rates were increased beginning in 2009 to reflect our participation in the temporary liquidity guaranty program as well as a general overall increase in the rate charged by the FDIC. During the second quarter of 2009, we accrued approximately $481,000 relating to the one-time special assessment issued by the FDIC. The five basis points assessment is based upon June 30, 2009 total assets less tier 1 capital. The assessment is payable in September 2009.
Collateral liquidation costs associated with certain of our problem commercial loans for the three months ended June 30, 2009 were $293,000. We did not incur any of these expenses in the comparable period of the prior year. These expenses represent costs incurred to work through our impaired loans. Collateral liquidation costs include legal expenses, rent expenses, shipping costs, warranty expenses, taxes incurred by the client and other necessary expenses required to protect our security interest. It is doubtful that we will recoup these expenses and have recognized them through our consolidated results of operations as incurred.
Professional fees decreased by $156,000, or 27.0%, to $422,000 for the three months ended June 30, 2009 from $578,000 for the comparable period of the prior year. The decrease in professional fees is due to legal costs incurred during the second quarter of 2008 that did not recur in 2009 and contracts with third party vendors that we chose not to continue.
Compensation expense decreased by $146,000, or 4.5%, to $3.1 million for the three months ended June 30, 2009 from $3.2 million for the three months ended June 30, 2008. The overall decrease in compensation expense relates to the level of the non-equity incentive compensation accrual recorded. Based upon the performance in the first six months of 2009, we do not expect to reach the same level of performance in 2009 as the prior year and as a result, we have reduced our accruals associated with this program.
Marketing expense decreased by $85,000, or 40.1%, to $127,000 for the three months ended June 30, 2009 from $212,000 for the three months ended June 30, 2008. We have eliminated or delayed selective advertising campaigns as part of our ongoing effort to control the level of our expenses.
Non-interest expense for the six months ended June 30, 2009 increased $1.6 million, or 15.1%, to $12.4 million compared to $10.8 million for the six months ended June 30, 2008. The increase in non-interest expenses is primarily driven by increased FDIC insurance ($960,000) and collateral liquidation costs ($855,000), partially offset by a decrease in compensation expense ($332,000). Similar to the discussion relating to the changes for the quarter ended June 30, 2009, we have incurred significant costs to liquidate the collateral that secure our impaired loans. These costs were not present in 2008. The FDIC insurance premium increase is a combination of the special assessment issued during the second quarter of 2009 and overall increased rates including the rate associated with our participation in the temporary liquidity guarantee program. The compensation decrease is related to the reduction of accruals associated with our non-equity incentive compensation program.
Income Taxes. Income tax expense was $140,000 for the three months ended June 30, 2009, with an effective rate of 35.0%, compared to income tax expense of $670,000 with an effective rate of 38.6% for the three months ended June 30, 2008. The effective tax rate also includes additional interest expense, net of federal benefit, accrued on our uncertain tax positions. Interest expense, net of federal benefit, recognized on these uncertain tax positions was $42,000 and $31,000 for the three months ended June 30, 2009 and 2008, respectively. Excluding the interest expense related to the uncertain tax positions, our effective tax rate for the three months ended June 30, 2009 and 2008 would have been 24.5% and 36.7%, respectively. Due to our accounting policy to include interest expense related to uncertain tax positions as a component of income tax expense, our effective tax rate will continue to reflect the interest on the uncertain positions which will compound each year the positions are outstanding. Therefore, we believe presenting the effective tax rate excluding the interest expense related to uncertain tax positions provides greater comparability of the effective tax rates in the periods presented. The difference in the effective tax rate from 2009 to 2008 primarily reflects the significant difference in income before income tax expense, and the relationship of tax-exempt income (e.g. increase in cash surrender value of life insurance) to income before income tax expense before giving effect to the interest expense related to the uncertain tax positions.
Income tax expense was $26,000 for the six months ended June 30, 2009, with an effective rate of 28.2%, compared to income tax expense of $1.2 million with an effective rate of 38.6% for the six months ended June 30, 2008. Excluding the interest expense related to the uncertain tax positions, our effective tax rate would have been (53.3)% and 36.8% for the six months ended June 30, 2009 and 2008, respectively. Due to pre-tax income being less than the amount of the tax-exempt cash surrender value of bank-owned life insurance income we are in an overall effective tax benefit position for the six months ended June 30, 2009.
Generally, the provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. Typically, the rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences and tax credits, if any. If determined that a reliable annual effective tax rate cannot be estimated, the actual effective tax rate for the year-to-date period may be used. During the second quarter of the 2009, we concluded that minor changes in our estimated pre-tax results in relation to our projected permanent items produced significant variability in the estimated annual effective tax rate, and thus, the estimated rate is not reliable. Accordingly, we determined that the actual effective tax rate for the year-to-date period is the best estimate of the effective tax rate. We re-evaluate the income tax rates each quarter. Therefore, the current projected effect tax rate for the entire year may change.
In February 2009, the State of Wisconsin enacted unitary combined reporting effective January 1, 2009. Due to the new tax law, we have included the income generated by our investment subsidiaries, domiciled in Nevada, into our calculation to determine our expected Wisconsin income tax liability. As a result of the new law, 2009 and future tax losses generated by our holding company will be recognized and offset against Wisconsin income generated by other members of the combined group. The deferred tax asset related to existing Wisconsin holding company state tax net operating losses, from years prior to 2009, will continue to maintain a 100% valuation allowance since we have determined that it is more likely than not that the deferred tax asset will not be realized. The Wisconsin Department of Revenue is auditing our treatment of our Nevada investment subsidiaries within First Business Bank’s tax returns for the periods from 1999-2005, and First Business Capital Corp’s tax returns for the period from 2001-2005. We had previously recorded an uncertain tax position reserve related to the treatment of the income generated by the Nevada investment subsidiaries in our separate company tax returns. Due to the change in the tax law, additional reserves relating to this uncertain tax position are no longer necessary since the investment subsidiary income will be taxed in Wisconsin beginning in 2009. The difference between the additional tax incurred from the Wisconsin unitary provisions and the amount of tax expense previously related to uncertain tax positions was minor and therefore the change in the Wisconsin tax law did not have a significant impact to our overall tax position for the three and six months ended June 30, 2009 when compared to the same time period of the prior year.
Financial Condition
General. The Corporation’s total assets increased $44.7 million, or 4.4%, to $1.06 billion at June 30, 2009 from $1.01 billion at December 31, 2008, primarily due to increases in short-term investments and the securities available-for-sale portfolio. Given the current economic environment and related stress on the overall financial services industry and limited loan and lease portfolio growth, there has been an emphasis to increase our on-balance sheet liquidity through a significant increase in the cash maintained in an interest bearing account with the Federal Reserve.
Short-term investments. Short-term investments increased $41.7 million to $46.1 million at June 30, 2009 from $4.5 million at December 31, 2008. Funds obtained from successful in-market deposit gathering were used to pay-down overnight FHLB advances and outstanding federal funds purchased, and to purchase additional securities available for sale. Any excess funds were kept as on-balance sheet liquidity in our interest bearing account with the Federal Reserve Bank. We value the safety and soundness provided by the Federal Reserve Bank and during this difficult economic environment, we view on-balance sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations.
Securities. Securities available-for-sale increased $7.8 million, or 7.2% to $117.0 million at June 30, 2009 from $109.1 million at December 31, 2008, primarily due to additional purchases of government agency collateralized mortgage obligations. Our available-for-sale investment portfolio primarily consists of collateralized mortgage obligations and is used to provide a source of liquidity, including the ability to pledge securities, while maximizing the earnings potential of our assets. The estimated prepayment streams associated with this portfolio also allow us to better match our short-term liabilities. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. While collateralized mortgage obligations present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal as approximately 80.5% of the obligations we hold were issued by the Government National Mortgage Association (GNMA), a government agency. The remaining 19.5% of the obligations we hold were issued by government-sponsored enterprises — Fannie Mae and Freddie Mac. We do not hold any Fannie Mae or Freddie Mac preferred stock. In addition, our credit risk is further mitigated by the fact that the securities within our portfolio are not collateralized by subprime mortgages.
We did not sell any available-for-sale securities during the three months ended June 30, 2009 or 2008. During the six months ended June 30, 2009, we recognized unrealized holding gains of approximately $794,000 through other comprehensive income. All of the securities we hold have active trading markets and we are not currently experiencing difficulties in pricing our securities. Our portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers of our securities as previously discussed. If interest rates decline and the credit quality of the securities remain positive, the market value of our debt securities portfolio will improve. If interest rates increase and the credit quality of the securities remain positive, the market value of our debt securities portfolio will decline.
Loans and Leases Receivable. Loans and leases receivable, net of allowance for loan and lease losses, increased $5.2 million, or 0.6%, to $845.7 million at June 30, 2009 from $840.5 million at December 31, 2008. We principally originate commercial business loans and commercial real estate loans. The overall mix of the loan and lease portfolio at June 30, 2009 remained generally consistent with the mix at December 31, 2008, continuing to have a concentration in commercial real estate mortgage loans at 68.9% of our total loan portfolio. Economic conditions continued to deteriorate during the six months ended June 30, 2009 and the demand for new loans within our markets has declined. We are competing with other lenders for fewer high quality loan opportunities which is putting pressure on our ability to grow our loan and lease portfolio at growth rates we experienced in recent years. We remain committed to our underwriting standards and continue to seek high quality assets to continue our growth plan.
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.48% and 1.39% as of June 30, 2009 and December 31, 2008, respectively. Non-accrual loans and leases as a percentage of gross loans and leases increased to 2.35% at June 30, 2009 compared to 1.91% at December 31, 2008.
As we continued to receive updated financial information from our borrowers, we identified additional borrowers that we believe do not have adequate liquidity to make their payments in accordance with the terms of the contractual arrangements. Therefore we have considered these assets impaired and have placed them on non-accrual. During the six months ended June 30, 2009, we recorded charge-offs of approximately $3.0 million on identified impaired loans and leases within our loan and lease portfolio due to declining real estate and equipment values supporting our loans where the collateral is no longer sufficient to cover the outstanding principal and the borrowers do not have any other means to repay the obligation. Charge-offs were identified in all of our loan and lease categories and do not appear to be concentrated in any specific industry or geographic location.
Our most significant charge-off in 2009, approximately $1.4 million, relates to one commercial borrower. Based upon a routine collateral audit conducted during the fourth quarter of 2008 and subsequent investigations completed throughout 2009, we identified a commercial loan borrower that reported inaccurate levels of allowable collateral and submitted supporting documentation that we believe was false. After completion of additional confirmation procedures, we determined that there was not sufficient collateral to repay the loan, and we recorded a partial charge-off in 2008. In 2009 we implemented a collection strategy for the loan through a planned, orderly liquidation of the remaining collateral assets. As a result of this liquidation and overall declines in market values of the identified equipment collateral, we recorded an additional impairment of approximately $1.4 million during the six months ended June 30, 2009. As of June 30, 2009, the total charge-off that we recorded related to this one borrower was $2.5 million.
During the six months ended June 30, 2008, we recorded charge-offs of $431,000. We recognized recoveries of $4,000 and $4,000 during the three months ended June 30, 2009 and 2008, respectively. Given continued charge-offs and increased indicators of impairment of loans and leases, we recorded a $1.6 million provision for loan and lease losses in the three months ended June 30, 2009. Taking into consideration the magnitude of charge-offs recorded and the need for additional specific reserves on impaired loans with estimated collateral shortfalls, we concluded that an appropriate allowance for loan and lease losses as of June 30, 2009 is $12.7 million or 1.48% of gross loans and leases. Refer to the Asset Quality section for more information.
Deposits. As of June 30, 2009, deposits increased $83.5 million to $922.3 million from $838.9 million at December 31, 2008. The increase was primarily attributable to an increase in NOW accounts, money market accounts and in-market certificates of deposit, partially offset by a decline in brokered certificates of deposit. We have continued our focus on gathering local deposits through a variety of methods including offering competitive rates and targeted treasury management initiatives. Additional deposits were used to pay down our short-term borrowings and FHLB maturing advances. Brokered certificates of deposit continue to be a significant source of our funding and totaled $434.5 million at June 30, 2009 compared to $477.7 million at December 31, 2008; however, successful in-market deposit gathering has allowed us to not replace matured brokered certificates of deposit resulting in the overall decline in the balances.
Borrowings. We had borrowings, including junior subordinated notes, of $67.8 million as of June 30, 2009 compared to $104.8 million as of December 31, 2008, a decrease of $37.0 million, or 39.1%. We use borrowings to offset variability of deposit flows and as an additional funding source for asset growth. Given the success in raising deposits, we repaid our short-term borrowings to ensure that our Banks remain within approved internal liquidity policies.
Asset Quality
Non-performing Assets. Non-performing assets consisted of non-accrual loans and leases and foreclosed properties and repossessed assets totaling $23.7 million, or 2.24% of total assets, as of June 30, 2009, an increase of approximately 22.7% from December 31, 2008. Non-performing assets were $19.3 million, or 1.91% of total assets, at December 31, 2008. The increase in non-performing assets was the result of deterioration in the asset quality of our loan and lease portfolio. For the six months ended June 30, 2009, we recorded net charge-offs of approximately $3.0 million. We continue to proactively monitor our loan and lease portfolio for further deterioration and apply our prescribed allowance for loan and lease loss reserve methodology. As a result of current economic conditions, we are experiencing increases in impaired loans within our loan and lease portfolio. Based upon the most recent financial results presented to us by our clients, it is evident that the current economic conditions have had a significant adverse impact on many industries. There are an increased number of borrowers that do not have the ability to make their principal and interest payments in accordance with their contracts; therefore, we have more impaired loans based upon this new information. We believe that our loan and lease portfolio was recorded at the appropriate value at June 30, 2009; however, given ongoing complexities with legal actions on certain of our large impaired loans and the continued decline in economic conditions, further charge-offs could be recorded if additional facts and circumstances lead us to a different conclusion.
Our non-accrual loans and leases consisted of the following at June 30, 2009 and December 31, 2008, respectively:

	June 30,	December 31,
	2009	2008
	(Dollars In Thousands)
Non-accrual loans and leases
First mortgage loans:
Commercial real estate	$6,805	$2,979
Construction and land development	5,808	5,279
Multi-family	16	—
1-4 family	3,270	2,082

Total first mortgage loans	15,899	10,340
Commercial and industrial	3,468	5,412
Direct financing leases, net	16	24
Home equity and second mortgage	695	379
Consumer	125	130

Total non-accrual loans and leases	20,203	16,285
Foreclosed properties and repossessed assets	3,488	3,011

Total non-performing assets	$23,691	$19,296

Performing troubled debt restructurings	$—	$—

Total non-accrual loans and leases to gross loans and leases	2.35%	1.91%
Total non-performing assets to total assets	2.24	1.91
Allowance for loan and lease losses to gross loans and leases	1.48	1.39
Allowance for loan and lease losses to non-accrual loans and leases	62.81	72.75

The following represents information regarding our impaired loans:

	As of and for	As of and for
	the Six Months	the Year
	Ended	Ended
	June 30,	December 31,
	2009	2008
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$12,864	$9,986
Impaired loans and leases with impairment reserves required	7,339	6,299

Total impaired loans and leases	20,203	16,285
Less:
Impairment reserve (included in allowance for loan and lease losses)	1,587	1,417

Net impaired loans and leases	$18,616	$14,868

Average impaired loans and leases	$17,407	$8,375

Foregone interest income attributable to impaired loans and leases	$777	$752
Interest income recognized on impaired loans and leases	(46)	(49)

Net foregone interest income on impaired loans and leases	$731	$703

Net foregone interest income on impaired loans and leases for the six months ended June 30, 2008 was $299,000.
A summary of the activity in the allowance for loan and lease losses follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars In Thousands)
Allowance at beginning of period	$12,935	$10,188	$11,846	$9,854

Charge-offs:
Commercial real estate and other mortgage	(909)	(184)	(909)	(407)
Commercial and industrial	(700)	(24)	(1,810)	(24)
Direct financing leases	(231)	—	(231)	—
Home equity and second mortgage	(46)	—	(46)
Consumer	(8)	—	(8)	—

Total charge-offs	(1,894)	(208)	(3,004)	(431)

Recoveries:
Commercial real estate and other mortgage	—	—	—	3
Commercial and industrial	1	—	2	1
Direct financial leases	—	—	—	—
Home equity and second mortgage	1	—	2	—
Consumer	—	—	—	—

Total recoveries	2	—	4	4

Net charge-offs	(1,892)	(208)	(3,000)	(427)
Provision for loan and lease losses	1,647	743	3,844	1,296

Allowance at end of period	$12,690	$10,723	$12,690	$10,723

Liquidity and Capital Resources
During the six months ended June 30, 2009 and the year ended December 31, 2008, the Banks did not make any dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at June 30, 2009 are the repayment of interest payments due on subordinated and junior subordinated notes. The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its line of credit in the amount of $10.5 million of which $10,000 is outstanding on June 30, 2009 and through any future dividends received from the Banks. The Corporation and its subsidiaries continue to have a strong capital base and the Corporation’s regulatory capital ratios continue to be above the defined minimum regulatory ratios.
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
The Banks’ primary sources of funds are principal and interest payments on loans receivable and mortgage-related securities, deposits and other borrowings such as federal funds and FHLB advances. The scheduled payments of loans and mortgage-related securities are generally a predictable source of funds. Deposit flows and loan prepayments, however, are greatly influenced by general interest rates, economic conditions and competition.
We had $434.5 million of outstanding out of market brokered deposits at June 30, 2009, compared to $477.7 million of out of market brokered deposits as of December 31, 2008. We are committed to our continued efforts to raise in-market deposits and reduce our overall dependence on brokered certificates of deposit. However, brokered deposits are an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than single service deposits when required to raise a similar level of deposits within a short time period. Access to such deposits allows us the flexibility to decline pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with brokered deposits are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. Local market deposits have increased and are expected to continue to increase as we establish new client relationships and further marketing efforts to increase the balances in existing clients’ deposit accounts, yet, we will likely continue to use brokered deposits to compensate for shortfalls in deposit gathering in maturity periods needed to effectively match the interest rate sensitivity measured through our defined asset/liability management process. In order to provide for ongoing liquidity and funding, all of our brokered deposits are certificates of deposit that do not allow for withdrawal, at the option of the depositor, before the stated maturity.
The Banks have been able to access the brokered certificate of deposit market for all requested needs at rates and terms comparable to market standards. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure so that at least 90 days of maturities could be funded through borrowings with the Federal Home Loan Bank or Federal Reserve Discount Window utilizing currently unencumbered securities as collateral. The Banks also have access to the unused federal funds lines, cash flows from borrower repayments, cash flows from security maturities and the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill the liquidity need.

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
As of June 30, 2009, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.
In addition, the Banks exceeded the minimum net worth requirement of 6.0% required by the State of Wisconsin at December 31, 2008, the latest evaluation date.
The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at June 30, 2009 and December 31, 2008, respectively:

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of June 30, 2009

Total capital
(to risk-weighted assets)
Consolidated	$109,585	12.06%	$72,698	8.00%	N/A	N/A
First Business Bank	92,070	11.46	64,296	8.00	$80,370	10.00%
First Business Bank — Milwaukee	14,556	14.12	8,245	8.00	10,307	10.00

Tier 1 capital
(to risk-weighted assets)
Consolidated	$59,209	6.52%	$36,349	4.00%	N/A	N/A
First Business Bank	82,014	10.20	32,148	4.00	$48,222	6.00%
First Business Bank — Milwaukee	13,259	12.86	4,123	4.00	6,184	6.00

Tier 1 capital
(to average assets)
Consolidated	$59,209	5.70%	$41,520	4.00%	N/A	N/A
First Business Bank	82,014	9.11	36,022	4.00	$45,027	5.00%
First Business Bank — Milwaukee	13,259	9.03	5,870	4.00	7,338	5.00

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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
The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. A positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels, reinvestment spreads, balance sheet growth and mix, and interest rate spreads. We manage the structure of interest-earning assets and interest- bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions.

The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to change in rates at June 30, 2009 has not changed materially since December 31, 2008.

Item 4T.	— Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2009.
There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

Item 2.	— Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			as Part of	Yet Be
	Total Number		Publicly	Purchased Under
	of Shares	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	Per Share	or Programs	Programs
April 1 – April 30, 2009	417	$11.99	—	$177,150
May 1 – May 31, 2009	50	12.64	—	177,150
June 1 – June 30, 2009	—	—	—	177,150
For the three months ended June 30, 2009, 467 shares were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares.

Item 3.	— Defaults Upon Senior Securities
     Not applicable.

Item 4.	— Submission of Matters to a Vote of Security Holders
The following matters were submitted to a vote during the annual shareholder meeting held May 4, 2009:

	Number of Shares
	For	Against	Abstained	Withheld	Non-Votes
Election of Directors for a three-year term expiring 2012
Mark D. Bugher	2,045,037	—	—	43,326	—
Corey A. Chambas	2,040,881	—	—	47,482	—
Gary E. Zimmerman	2,035,585	—	—	52,778	—

Item 5.	— Other Information.
     None.

Item 6.	— Exhibits.
(10.1) First Business Financial Services, Inc. Annual Incentive Bonus Plan, as amended. (incorporated by reference to the Company’s Current Report on Form 8-K dated April 10, 2009)
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

FIRST BUSINESS FINANCIAL SERVICES, INC.
/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer
July 30, 2009

FIRST BUSINESS FINANCIAL SERVICES, INC.
Exhibit Index to Quarterly Report on Form 10-Q
Exhibit Number
10.1	First Business Financial Services, Inc. Annual Incentive Bonus Plan, as amended. (incorporated by reference to the Company’s Current Report on Form 8-K dated April 10, 2009)
31.1	Certification of the Chief Executive Officer
31.2	Certification of the Chief Financial Officer
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. paragraph 1350