Form 10-Q
period 2009-09-30
First Business Financial Services, Inc.
filed 2009-11-02
CIK 1305399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2009
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
Yes ☐          No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on October 27, 2009 was 2,539,306 shares.

[This page intentionally left blank]

2

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information

Item 1.	Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2009	2008
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$10,315	$19,216
Short-term investments	47,372	4,468

Cash and cash equivalents	57,687	23,684
Securities available-for-sale, at fair value	120,448	109,124
Loans and leases receivable, net of allowance for loan and lease losses of $12,805 and $11,846, respectively	857,736	840,546
Leasehold improvements and equipment, net	1,291	1,529
Foreclosed properties and repossessed assets	3,174	3,011
Cash surrender value of bank-owned life insurance	16,061	15,499
Investment in Federal Home Loan Bank stock, at cost	2,367	2,367
Goodwill and other intangibles	2,745	2,762
Accrued interest receivable and other assets	12,144	12,264

Total assets	$1,073,653	$1,010,786

Liabilities and Stockholders’ Equity
Deposits	$936,672	$838,874
Federal Home Loan Bank and other borrowings	57,518	94,526
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	14,093	14,065

Total liabilities	1,018,598	957,780

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 2,612,010 and 2,616,424 shares issued, 2,535,306 and 2,545,546 outstanding at 2009 and 2008, respectively	26	26
Additional paid-in capital	24,569	24,088
Retained earnings	30,137	29,252
Accumulated other comprehensive income	1,813	1,065
Treasury stock (76,704 and 70,878 shares in 2009 and 2008, respectively), at cost	(1,490)	(1,425)

Total stockholders’ equity	55,055	53,006

Total liabilities and stockholders’ equity	$1,073,503	$1,010,786

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended,
	September 30,		September 30,
	2009	2008	2009	2008
		(In Thousands, Except Share Data)
Interest income:
Loans and leases	$13,025	$13,518	$38,388	$41,100
Securities income, taxable	1,191	1,205	3,636	3,444
Short-term investments	19	16	48	74

Total interest income	14,235	14,739	42,072	44,618

Interest expense:
Deposits	5,874	7,245	18,514	22,474
Notes payable and other borrowings	748	962	2,060	2,898
Junior subordinated notes	280	15	832	15

Total interest expense	6,902	8,222	21,406	25,387

Net interest income	7,333	6,517	20,666	19,231
Provision for loan and lease losses	1,378	17	5,222	1,314

Net interest income after provision for loan and lease losses	5,955	6,500	15,444	17,917

Non-interest income:
Trust and investment services income	489	489	1,394	1,510
Service charges on deposits	402	282	1,114	742
Increase in cash surrender value of bank-owned life insurance	175	192	562	549
Loan fees	316	176	780	471
Credit, merchant and debit card fees	49	54	147	163
Gain on sale of available-for-sale securities	322	—	322	—
Other	136	147	587	265

Total non-interest income	1,889	1,340	4,906	3,700

Non-interest expense:
Compensation	3,000	3,137	9,252	9,721
Occupancy	373	339	1,113	988
Equipment	138	153	438	457
Data processing	275	228	841	758
Marketing	135	251	467	727
Professional fees	404	380	1,340	1,333
Collateral liquidation costs	120	—	975	—
FDIC Insurance	397	149	1,657	449
Loss on foreclosed properties and repossessed assets	193	626	181	631
Other	493	552	1,678	1,536

Total non-interest expense	5,528	5,815	17,942	16,600

Income before income tax expense	2,316	2,025	2,408	5,017
Income tax expense	963	853	989	2,007

Net income	$1,353	$1,172	$1,419	$3,010

Earnings per share:
Basic	$0.53	$0.46	$0.56	$1.20
Diluted	0.53	0.46	0.56	1.19
Dividends declared per share	0.07	0.07	0.21	0.21
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	income (loss)	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2007	$26	$23,462	$26,836	$(399)	$(1,373)	$48,552
Comprehensive income:
Net income	—	—	3,010	—	—	3,010
Unrealized securities gains arising during the period	—	—	—	464	—	464
Unrealized derivative losses arising during the period	—	—	—	(4)	—	(4)
Reclassification adjustment for realized losses on derivatives	—	—	—	9	—	9
Income tax effect	—	—	—	(160)	—	(160)

Comprehensive income						3,319
Share-based compensation — restricted shares	—	450	—	—	—	450
Cash dividends ($0.21 per share)	—	—	(530)	—	—	(530)
Treasury stock purchased (3,242 shares)	—	—	—	—	(52)	(52)

Balance at September 30, 2008	$26	$23,912	$29,316	$(90)	$(1,425)	$51,739

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	income	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2008	$26	$24,088	$29,252	$1,065	$(1,425)	$53,006
Comprehensive income:
Net income	—	—	1,419	—	—	1,419
Unrealized securities gains arising during the period	—	—	—	1,551	—	1,551
Unrealized derivative losses arising during the period	—	—	—	(1)	—	(1)
Reclassification adjustment for realized gains on securities	—	—	—	(322)	—	(322)
Reclassification adjustment for realized losses on derivatives	—	—	—	3	—	3
Income tax effect	—	—	—	(483)	—	(483)

Comprehensive income						2,167
Share-based compensation — restricted shares	—	481	—	—	—	481
Cash dividends ($0.21 per share)	—	—	(534)	—	—	(534)
Treasury stock purchased (5,826 shares)	—	—	—	—	(65)	(65)

Balance at September 30, 2009	$26	$24,569	$30,137	$1,813	$(1,490)	$55,055

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
	(In Thousands)
Operating activities
Net income	$1,419	$3,010
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(586)	(612)
Provision for loan and lease losses	5,222	1,314
Depreciation, amortization and accretion, net	565	391
Share-based compensation	481	450
Increase in cash surrender value of bank-owned life insurance	(562)	(549)
Gain on sale of available-for-sale securities	(322)	—
Origination of loans for sale	(3,164)	(586)
Sale of loans originated for sale	3,173	588
Gain on sale of loans originated for sale	(9)	(2)
Loss on foreclosed properties and repossessed assets	181	631
Decrease (increase) in accrued interest receivable and other assets	229	(1,247)
Increase in accrued interest payable and other liabilities	32	3,362

Net cash provided by operating activities	6,659	6,750

Investing activities
Proceeds from maturities of available-for-sale securities	24,106	22,340
Proceeds from sales of available-for-sale securities	15,003	—
Purchases of available-for-sale securities	(49,019)	(31,947)
Proceeds from sale of foreclosed properties and repossessed assets	296	655
Net increase in loans and leases	(23,051)	(62,155)
Purchases of leasehold improvements and equipment, net	(182)	(434)

Net cash used in investing activities	(32,847)	(71,541)

Financing activities
Net increase in deposits	97,798	55,229
Repayment of FHLB advances	(15,008)	(41,007)
Proceeds from FHLB advances	—	50,000
Net decrease increase in short-term borrowed funds	(22,000)	(9,150)
Proceeds from other borrowings	31,000	39,000
Repayment of other borrowings	(31,000)	(31,000)
Proceeds from junior subordinated notes	—	10,315
Cash dividends paid	(534)	(515)
Purchase of treasury stock	(65)	(52)

Net cash provided by financing activities	60,191	72,820

Net increase in cash and cash equivalents	34,003	8,029
Cash and cash equivalents at the beginning of the period	23,684	17,624

Cash and cash equivalents at the end of the period	$57,687	$25,653

Supplementary cash flow information
Interest paid on deposits and borrowings	$22,132	$23,260
Income taxes paid	188	896
Transfer to foreclosed properties and repossessed assets	640	4,117
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included in the unaudited consolidated financial statements. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2009. Certain amounts in prior periods have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the issuance of the unaudited consolidated financial statements which is November 2, 2009.
Note 3 — Recent Accounting Pronouncements
New Accounting Pronouncements. In June 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards Codification™ (the ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards were superseded. The Corporation adopted this new accounting pronouncement for the quarterly period ended September 30, 2009, as required, and the adoption did not have a material impact on the consolidated financial statements of the Corporation.
Transfers and Servicing of Financial Assets. In June 2009, the FASB issued two related accounting pronouncements changing the accounting principles and disclosures requirements related to securitizations and special-purpose entities. Specifically, these pronouncements eliminate the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. These pronouncements also expand existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions and loan participations, and where companies have continuing exposure to the risks related to transferred financial assets. These pronouncements will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. The disclosure requirements must be applied to transfers that occurred before and after the effective date of the accounting standard. The Corporation will adopt these new pronouncements on January 1, 2010, as required. Management has not yet determined the impact adoption may have on the Corporation’s consolidated financial statements.

Fair Value Disclosures. Effective January 1, 2008, the Corporation partially adopted Topic 820 in the Accounting Standards Codification (ASC 820), which provides a framework for measuring fair value. Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued authoritative guidance which deferred the effective date of ASC 820 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Corporation adopted ASC 820 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities in accordance with the FASB’s February 2008 guidance. Effective January 1, 2009, the Corporation adopted the provisions of ASC 820 that relate to nonfinancial assets and nonfinancial liabilities. The adoption of this accounting standard did not have a significant impact on the consolidated financial statements of the Corporation.
In August 2009, the FASB issued new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This new authoritative accounting guidance under ASC Topic 820, Accounting Standards Update No. 2009-5, is effective for the Corporation’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on the consolidated financial statements of the Corporation.
In April 2009, the FASB issued three related accounting pronouncements intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. In particular, these pronouncements: (1) provide guidelines for making fair value measurements more consistent with the existing accounting principles when the volume and level of activity for the asset or liability have decreased significantly; (2) enhance consistency in financial reporting by increasing the frequency of fair value disclosures and (3) modify existing general standards of accounting for and disclosure of other-than-temporary impairment losses for impaired debt securities. These standards were effective for periods ending after June 15, 2009 with early adoption permitted. The adoption of these standards did not have a material impact on the consolidated financial statements of the Corporation.
Refer to Note 10 — Fair Value Disclosure of the unaudited consolidated financial statements for further information regarding the fair value of the Corporation’s financial instruments.
Derivative Instruments and Hedging Activities. In March 2008, the FASB issued authoritative guidance under ASC Topic 815 enhancing disclosure requirements about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC Topic 815 and related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial statements.
Instruments Granted in Share-Based Payment Transactions as Participating Securities. In June 2008, the FASB issued new authoritative guidance under ASC Topic 260 addressing whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the allocation in computing earnings per share under the two-class method. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Corporation is required to apply the two-class method of computing basic and diluted earnings per share. Effective January 1, 2009, the Corporation adopted this standard. The Corporation has determined that its outstanding unvested restricted shares are participating securities. Accordingly, effective January 1, 2009, earnings per common share are computed using the two-class method. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method. Upon adoption, both basic and diluted earnings per share for the three months ended September 30, 2008 decreased by $0.02. Basic and diluted earnings per share for the nine months ended September 30, 2008 decreased by $0.04 and $0.05, respectively due to the required retrospective application of this standard.
Consolidation of Variable Interest Entities. In June 2009, the FASB issued new authoritative accounting guidance under ASC Topic 810 amending prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This statement requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:
•	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and

•	The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.
Ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity are required. This new authoritative accounting guidance under ASC Topic 810 will be effective for the Corporation beginning January 1, 2010. Earlier application is prohibited. The Corporation is in the process of evaluating the consolidation principles of each of its entities and the impact of this statement is unknown at this time.
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

For the three month periods ended September 30, 2009 and 2008, average anti-dilutive employee share-based awards totaled 229,956 and 240,745, respectively. For the nine months ended September 30, 2009 and 2008, average anti-dilutive employee share-based awards totaled 242,470 and 233,315, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Distributed earnings allocated to common stockholders	$172,234	$170,937	$514,723	$510,785
Undistributed earnings allocated to common stockholders	1,140,335	953,718	854,372	2,391,280

Income available to common stockholders for basic earnings per share	1,312,569	1,124,655	1,369,095	2,902,065
Reallocation of undistributed earnings for diluted earnings per share	—	4	—	21

Income available to common stockholders for diluted earnings per share	$1,312,569	$1,124,659	$1,369,095	$2,902,086

Basic average shares	2,462,289	2,435,188	2,452,336	2,428,271
Dilutive effect of share-based awards	—	251	—	594

Dilutive average shares	2,462,289	2,435,439	2,452,336	2,428,865

Earnings per share:
Basic	$0.53	$0.46	$0.56	$1.20
Diluted	0.53	0.46	0.56	1.19
Note 5 — Share-Based Compensation
The Corporation adopted an equity incentive plan in 1993, an equity incentive plan in 2001 and the 2006 Equity Incentive Plan (the Plans). The Plans are administered by the Compensation Committee of the Board of Directors of FBFS and provide for the grant of equity ownership opportunities through incentive stock options, nonqualified stock options (stock options) and restricted shares. 130,104 shares were available for future grants under the 2001 and 2006 Plans as of September 30, 2009. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the 2001 and 2006 Plans. The Corporation may issue new shares and shares from treasury for shares delivered under the Plans.
Stock Options
The Corporation may grant stock options to senior executives and other employees under the Plans. Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is granted. Options granted under the Plans are subject to graded vesting, generally ranging from four to eight years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. The Corporation has not granted any stock options since the Corporation became a public entity nor has it modified, repurchased or cancelled any stock options during that period. Therefore, no stock-based compensation was recognized in the consolidated statement of income for the three and nine months ended September 30, 2009 and 2008, except with respect to restricted share awards. As of September 30, 2009, all stock options granted and not previously forfeited have vested.

Stock option activity for the year ended December 31, 2008 and nine months ended September 30, 2009 was as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Options	Average Price	Life (Years)
Outstanding at December 31, 2007	159,540	$22.10
Granted	—	—
Exercised	—	—
Forfeited	(2,250)	24.56

Outstanding at December 31, 2008	157,290	22.07	4.67

Options exercisable at December 31, 2008	154,290		4.58

Outstanding as of December 31, 2008	157,290	$22.07	4.67
Granted	—	—
Exercised	—	—
Forfeited	(5,200)	22.42

Outstanding at September 30, 2009	152,090	22.06	3.92

Options exercisable at September 30, 2009	152,090		3.92

Restricted Shares
Under the 2001 and 2006 Equity Incentive Plans, the Corporation may grant restricted shares to plan participants, subject to forfeiture upon the occurrence of certain events until dates specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under the 2001 and 2006 Plans are subject to graded vesting. Compensation expense is recognized over the requisite service period of four years for the entire award on a straight-line basis. Upon vesting of restricted share awards, the benefits of tax deductions in excess of recognized compensation expense is recognized as a financing cash flow activity. For the nine months ended September 30, 2009 and 2008, restricted share awards vested on a date at which the market price was lower than the market value on the date of grant; therefore, there is no excess tax benefit reflected in the consolidated statements of cash flows for the periods.

Restricted share activity for the year ended December 31, 2008 and the nine months ended September 30, 2009 was as follows:

		Weighted Average
	Number of	Grant-Date
	Restricted Shares	Fair Value
Nonvested balance as of December 31, 2007	91,379	$21.16
Granted	40,950	16.00
Vested	(26,005)	21.29
Forfeited	(1,375)	20.59

Nonvested balance as of December 31, 2008	104,949	$19.12
Granted	2,500	9.52
Vested	(31,773)	19.73
Forfeited	(6,914)	19.99

Nonvested balance as of September 30, 2009	68,762	$18.40

As of September 30, 2009, approximately $1.0 million of deferred compensation expense was included in additional paid-in capital in the consolidated balance sheet related to unvested restricted shares which the Corporation expects to recognize over four years. As of September 30, 2009, all restricted shares that vested were delivered. For the nine months ended September 30, 2009 and 2008, share-based compensation expense included in the consolidated statements of income totaled approximately $481,000 and $450,000, respectively.
Note 6 — Securities.
The amortized cost and estimated fair values of securities available-for-sale were as follows:

	As of September 30, 2009
		Gross	Gross
		Unrealized	unrealized	Estimated
	Amortized cost	holding gains	holding losses	fair value
	(In Thousands)
Collateralized mortgage obligations — government agencies	$112,567	$2,928	$(155)	$115,340
Collateralized mortgage obligations — government-sponsored enterprises	5,024	84	—	5,108

	$117,591	$3,012	$(155)	$120,448

	As of December 31, 2008
		Gross	Gross
		unrealized	unrealized	Estimated
	Amortized cost	holding gains	holding losses	fair value
	(In Thousands)
Collateralized mortgage obligations — government agencies	$81,406	$1,485	$(32)	$82,859
Collateralized mortgage obligations — government-sponsored enterprises	26,090	179	(4)	26,265

	$107,496	$1,664	$(36)	$109,124

Collateralized mortgage obligations — government agencies represent securities issued by the Government National Mortgage Association. Collateralized mortgage obligations — government-sponsored enterprises include securities issued by the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Federal National Mortgage Association, or Fannie Mae.
The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at September 30, 2009 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties.

		Estimated
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$—	$—
Due in one year through five years	1,112	1,169
Due in five through ten years	4,579	4,682
Due in over ten years	111,900	114,597

	$117,591	$120,448

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008. At September 30, 2009 and December 31, 2008, the Corporation had 7 and 17 securities that were in an unrealized loss position, respectively. Such securities have declined in value due to the current interest rate environment and have not experienced credit rating downgrades. At September 30, 2009 the Corporation did not hold any securities that have been in a continuous loss position for twelve months or greater. The Corporation also has not specifically identified securities in a loss position for sale in the near term nor believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the consolidated results of operations for the three and nine months ended September 30, 2009.
A summary of unrealized loss information for available-for-sale securities, categorized by security type follows:

	As of September 30, 2009
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)
Collateralized mortgage obligations — government agencies	$12,676	$155	$—	$—	$12,676	$155

	$12,676	$155	$—	$—	$12,676	$155

	As of December 31, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)
Collateralized mortgage obligations — government agencies	$9,803	$32	$—	$—	$9,803	$32
Collateralized mortgage obligations — government-sponsored enterprises	1,394	2	534	2	1,928	4

	$11,197	$34	$534	$2	$11,731	$36

For the three months ended September 30, 2009, the Corporation sold certain available-for-sale collateralized mortgage obligations — government-sponsored enterprise securities. Proceeds from sale were $15.0 million and resulted in gross realized gains of $325,000 and gross realized losses of $3,000. No securities were sold during the three or nine months ended September 30, 2008.
At September 30, 2009 and December 31, 2008, securities with a fair value of approximately $60.5 million and $74.0 million, respectively, were pledged to secure public deposits, interest rate swap contracts and Federal Home Loan Bank (FHLB) advances and availability for additional advances.
Note 7— Loans, Leases and Allowance for Loan and Lease Losses
Loans and leases receivable consisted of the following:

	September 30,	December 31,
	2009	2008
	(In Thousands)
First mortgage loans:
Commercial real estate	$422,143	$390,094
Construction	84,318	84,778
Multi-family	47,105	42,514
1-4 family	58,173	51,542

Total first mortgage loans	611,739	568,928
Commercial and industrial loans	209,751	232,350
Direct financing leases, net	29,019	29,722
Home equity loans and second mortgage	7,085	7,386
Credit card and other	13,511	14,445

Loans and leases receivable, gross	871,105	852,831
Less:
Allowance for loan and lease losses	12,805	11,846
Deferred loan fees	564	439

Loans and leases receivable, net	$857,736	$840,546

A summary of the activity in the allowance for loan and lease losses is presented below:

	Nine Months Ended
	September 30,
	2009	2008
	(Dollars In Thousands)
Allowance at beginning of period	$11,846	$9,854
Charge-offs:
Commercial real estate and other first mortgage	(2,062)	(417)
Commercial and industrial	(1,813)	(24)
Direct financing leases	(231)	—
Home equity loans and second mortgage	(154)	—
Consumer	(8)	—

Total charge-offs	(4,268)	(441)

Recoveries:
Commercial real estate and other mortgage	—	87
Commercial and industrial	3	2
Direct financing leases	—	—
Home equity loans and second mortgage	2	—
Consumer	—	—

Total recoveries	5	89

Net charge-offs	(4,263)	(352)
Provision for loan and lease losses	5,222	1,314

Allowance at end of period	$12,805	$10,816

Allowance to gross loans and leases	1.47%	1.29%
Non-accrual loans and leases consisted of the following at September 30, 2009 and December 31, 2008, respectively:

	September 30,	December 31,
	2009	2008
	(Dollars In Thousands)
Non-accrual loans and leases
First mortgage loans:
Commercial real estate	$6,811	$2,979
Construction and land development	5,245	5,279
Multi-family	1,778	—
1-4 family	1,887	2,082

Total first mortgage loans	15,721	10,340
Commercial and industrial	4,556	5,412
Direct financing leases, net	8	24
Home equity and second mortgage	720	379
Consumer	117	130

Total non-accrual loans and leases	21,122	16,285
Foreclosed properties and repossessed assets, net	3,174	3,011

Total non-performing assets	$24,296	$19,296

Performing troubled debt restructurings	$—	$—

Total non-accrual loans and leases to gross loans and leases	2.42%	1.91%
Total non-performing assets to total assets	2.26	1.91
Allowance for loan and lease losses to gross loans and leases	1.47	1.39
Allowance for loan and lease losses to non-accrual loans and leases	60.62	72.75

The following represents information regarding our impaired loans:

	As of and for	As of and for
	the Nine	the Year
	Months Ended	Ended
	September 30,	December 31,
	2009	2008
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$14,418	$9,986
Impaired loans and leases with impairment reserves required	6,704	6,299

Total impaired loans and leases	21,122	16,285
Less:
Impairment reserve (included in allowance for loan and lease losses)	1,139	1,417

Net impaired loans and leases	$19,983	$14,868

Average net impaired loans and leases	$17,810	$8,375

Foregone interest income attributable to impaired loans and leases	$1,310	$752
Interest income recognized on impaired loans and leases	(108)	(49)

Net foregone interest income on impaired loans and leases	$1,202	$703

Net foregone interest income on impaired loans and leases for the nine months ended September 30, 2008 was $393,000.
Note 8 — Deposits
Deposits consisted of the following:

	September 30, 2009		December 31, 2008
		Weighted		Weighted
	Balance	average rate	Balance	average rate
	(Dollars In Thousands)
Transaction accounts:
Demand deposits	$52,018	0.00%	$55,388	0.00%
Negotiable order of withdrawal (NOW) accounts	56,652	0.40	51,547	1.61

Total transaction accounts	108,670		106,935
Money market accounts	230,489	1.32	148,366	1.79
Certificates of deposit	139,811	2.40	105,876	3.57
Brokered certificates of deposit	457,702	4.07	477,697	4.71

Total deposits	$936,672		$838,874

Note 9 — Borrowings
Borrowings consisted of the following:

	September 30, 2009			December 31, 2008
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Balance	balance	rate	Balance	balance	rate
	(Dollars In Thousands)
Fed funds purchased	$—	$2,273	0.61%	$22,000	$12,888	2.38%
FHLB advances	18,508	18,997	4.62	33,516	31,840	4.34
Line of credit	10	47	4.42	10	1,461	4.87
Subordinated notes payable	39,000	39,000	4.75	39,000	35,570	5.70
Junior subordinated notes	10,315	10,315	10.76	10,315	2,734	10.83

	$67,833	$70,632	5.46	$104,841	$84,493	4.83

Short-term borrowings	$16,010			$37,010
Long-term borrowings	51,823			67,831

	$67,833			$104,841

As of September 30, 2009, the Corporation was in compliance with its debt covenants on its Line of Credit.
Note 10 — Fair Value Disclosures
The Corporation determines the fair market values of its financial instruments based on the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date and is based on exit prices versus entry prices. Fair value should include assumptions about risk such as nonperformance risk in liability fair values and is a market-based measurement, not an entity-specific measurement. The standard describes three levels of inputs that may be used to measure fair value.
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

The Corporation carries its available-for-sale securities and non-hedging interest rate swaps at fair value. Assets and liabilities measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008, segregated by fair value hierarchy level, are summarized below:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balances as of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Assets:
Collateralized mortgage obligations — government agencies	$115,340	$—	$115,340	$—
Collateralized mortgage obligations — government sponsored enterprises	5,108	—	5,108	—
Interest rate swaps	1,650	—	1,650	—

Liabilities:
Interest rate swaps	$1,650	$—	$1,650	$—

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balances as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Assets:
Collateralized mortgage obligations — government agencies	$82,859	$—	$82,859	$—
Collateralized mortgage obligations — government sponsored enterprises	26,265	—	26,265	—
Interest rate swaps	1,797	—	1,797	—

Liabilities:
Interest rate swaps	$1,799	$—	$1,799	$—

Assets and liabilities measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, at and for the nine month period ending September 30, 2009 are summarized below:

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable	Total
	September 30,	Assets	Inputs	Inputs	Gains
	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
(In Thousands)
Impaired loans	$12,775	$—	$7,245	$5,530	$—
Foreclosed assets	3,174	—	100	3,074	(193)
Impaired loans that are collateral dependent were written down to their fair value of $12.8 million through the establishment of specific reserves or by recording charge-offs, when the carrying value exceeded the fair value.
Certain non-financial assets subject to measurement at fair value on a non-recurring basis included goodwill and foreclosed properties and repossessed assets. Foreclosed properties and repossessed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan and lease losses based upon the fair value of the foreclosed property. The fair value of a foreclosed property and repossessed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data, typically an appraisal, or Level 3 inputs based upon assumptions specific to the individual property or equipment. Subsequent impairments of foreclosed properties and repossessed assets are recorded to loss on foreclosed properties and repossessed assets. During the nine months ended September 30, 2009, approximately $640,000 of outstanding loans were transferred to foreclosed properties and repossessed assets as the Corporation claimed title to the respective assets. During the three months ended September 30, 2009, the Corporation completed an evaluation of certain of its foreclosed assets. Based upon the evaluation and the results of the impairment calculation, we recognized an additional $197,000 loss on foreclosed properties, partially offset by a gain on sale of repossessed assets of $4,000. At September 30, 2009 and December 31, 2008, foreclosed properties and repossessed assets, at fair value, were $3.2 million and $3.0 million, respectively.
The Corporation’s goodwill is not amortized but is subject to an annual impairment evaluation. The Corporation conducts its annual evaluation in June of each year. Based upon the results of this analysis, the fair value of the Corporation’s subsidiary reporting unit goodwill exceeds the carrying value of its assets and liabilities and, therefore, no impairment was necessary. The goodwill impairment evaluation utilized a discounted cash flow method with further evaluation of the consolidated entity market capitalization. A series of assumptions, including the discount rate applied to the estimated future cash flows, were embedded within the evaluation. These assumptions and estimates are subject to changes. There can be no assurances that discount rates will not increase, projected earnings and cash flows of our subsidiary reporting unit will not decline, and facts and circumstances influencing our consolidated market capitalization will not change. Accordingly, an impairment charge to goodwill may be required in the foreseeable future if the book equity of our subsidiary reporting unit exceeds its fair value. An impairment charge to goodwill could have an adverse impact on future consolidated results of operations. On a quarterly basis, the Corporation continues to evaluate the business climate and elements affecting the reliability of the estimated cash flows utilized in the annual impairment calculation to assess if triggering events have occurred. For the three months ended September 30, 2009, it was concluded that no additional triggering events occurred.

The table below provides information regarding the estimated fair values of certain financial instruments as of September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In Thousands)
Financial assets:
Cash and cash equivalents	$57,687	$57,687	$23,684	$23,684
Securities available-for-sale	120,448	120,448	109,124	109,124
Loans and lease receivables	857,736	850,167	840,546	892,142
Federal Home Loan Bank stock	2,367	2,367	2,367	2,367
Cash surrender value of life insurance	16,061	16,061	15,499	15,499
Accrued interest receivable	3,206	3,206	3,331	3,331
Interest rate swaps	1,650	1,650	1,797	1,797
Financial liabilities:
Deposits	$936,672	$953,204	$838,874	$863,102
Federal funds purchased	—	—	22,000	22,000
Federal Home Loan Bank and other borrowings	57,518	58,345	72,526	73,841
Junior subordinated notes	10,315	7,220	10,315	6,925
Interest rate swaps	1,650	1,650	1,799	1,799
Accrued interest payable	5,976	5,976	6,911	6,911
Off balance sheet items:
Standby letters of credit	40	40	28	28
Commitments to extend credit	—	*	—	*

*	Not meaningful
Disclosure of fair value information about financial instruments, for which it is practical to estimate that value, is required whether or not recognized in the consolidated balance sheets. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Corporation.
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
Loans and Leases: Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. Evaluation of the credit risk of the portfolio was taken into consideration when determining the exit fair value of these instruments.
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
Interest rate swaps: The carrying amount and fair value of existing derivative financial instruments are based upon independent valuation models, which use widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Corporation has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.
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
At September 30, 2009, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $48.6 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. The aggregate amortizing notional value of interest rate swaps with dealer counterparties was also approximately $48.6 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in 2013 through 2019. The commercial borrower swaps were reported on the Corporation’s balance sheet as a derivative asset of $1.6 million, included in accrued interest receivable and other assets, and a derivative liability of $35,000, included in accrued interest and other liabilities as of September 30, 2009. Dealer counterparty swaps were reported on the Corporation’s balance sheet as a net derivative liability of $1.6 million due to master netting and settlement contracts with dealer counterparties and is included in accrued interest payable and other liabilities as of September 30, 2009.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of September 30, 2009 and 2008.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In Thousands)
Derivatives designated as hedging instruments
September 30, 2009			Other liabilities	$—
December 31, 2008			Other liabilities	$2

Derivatives not designated as hedging instruments
September 30, 2009	Other assets	$1,650	Other liabilities	$1,650
December 31, 2008	Other assets	$1,797	Other liabilities	$1,797

The location and amount of gains and losses reported in the consolidated statements of income for the nine months ended September 30, 2009 and 2008 are as follows:

	For the nine months ended September 30, 2009
	Amount Recognized in		Amount reclassified
	Other Comprehensive		from Accumulated		Amount of
	Income on Derivative	Income Statement	Other Comprehensive	Income Statement	Gain/(Loss)
	Gain/(Loss)	Location	Income	Location	Recorded
Instrument	Effective Portion	Effective Portion	Effective Portion	Ineffective Portion	Ineffective Portion
			(In Thousands)
Interest rate swaps -hedge	$(1)	Interest expense	$(3)	N/A	$—
Interest rate swaps - non hedge	$—	N/A	$—	Other noninterest income	$(183)
Interest rate swaps non-hedge	$—	N/A	$—	Other noninterest income	$462

	For the nine months ended September 30, 2008
	Amount Recognized in		Amount reclassified
	Other Comprehensive		from Accumulated		Amount of
	Income on Derivative	Income Statement	Other Comprehensive	Income Statement	Gain/(Loss)
	Gain/(Loss)	Location	Income	Location	Recorded
Instrument	Effective Portion	Effective Portion	Effective Portion	Ineffective Portion	Ineffective Portion
			(In Thousands)
Interest rate swaps -hedge	$(3)	Interest expense	$(6)	N/A	$—
Interest rate swaps - non hedge	—	N/A	—	Other noninterest income	114
Interest rate swaps - non hedge	—	N/A	—	Other noninterest income	(60)
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
General Overview
•	Total assets were $1.07 billion as of September 30, 2009 compared to $1.01 billion as of December 31, 2008.

•	Net income for the three months ended September 30, 2009 was $1.4 million compared to net income of $1.2 million for the three months ended September 30, 2008. Net income for the nine months ended September 30, 2009 was $1.4 million compared to net income of $3.0 million for the nine months ended September 30, 2008.

•	Net interest margin increased to 2.88% for the three months ended September 30, 2009 compared to 2.78% for the three months ended September 30, 2008. Net interest margin remained relatively flat at 2.76% for the nine months ended September 30, 2009 compared to 2.77% for the nine months ended September 30, 2008.

•	Top line revenue increased 11.5% to $25.6 million for the nine months ended September 30, 2009 compared to $22.9 million for the comparable period of the prior year. Approximately $322,000 of gains on sales of available-for-sale securities were included in top line revenue for the nine months ended September 30, 2009. There were no sales of securities in the comparable period of the prior year.

•	Loan and lease loss provision was $1.4 million for the three months ended September 30, 2009 compared to $17,000 for same time period in the prior year. Loan and lease loss provision was $5.2 million for the nine months ended September 30, 2009 compared to $1.3 million for the nine months ended September 30, 2008. Allowance for loan and lease loss as a percentage of gross loans and leases was 1.47% at September 30, 2009 compared to 1.39% at December 31, 2008.

•	Diluted earnings per share for the three months ended September 30, 2009 were $0.53 compared to $0.46 for the three months ended September 30, 2008. Diluted earnings per share were $0.56 and $1.19 for the nine months ended September 30, 2009 and 2008, respectively.

•	Annualized return on average equity and return on average assets were 9.88% and 0.51%, respectively for the three month period ended September 30, 2009, compared to 9.14% and 0.48%, respectively, for the same time period in 2008. Return on average equity and return on average assets were 3.49% and 0.18%, respectively, for the nine months ended September 30, 2009 compared to 7.90% and 0.42%, respectively, for the nine months ended September 30, 2008.

•	In March 2009, we elected not to participate in the U.S. Troubled Asset Relief Program Capital Purchase Program.

•	In the second quarter of 2009 we recorded a special FDIC assessment equivalent to 5 basis points of total assets less Tier 1 Capital of our subsidiary banks, or approximately $481,000.
Results of Operations
Top Line Revenue
Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. Top line revenue grew 11.5% for the nine months ended September 30, 2009 over the same period in the prior year. Gains on sales of available-for-sale securities of approximately $322,000 were included in non-interest income for three months ended September 30, 2009. The components of top line revenue were as follows:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
			(Dollars In Thousands)
Net interest income	$7,333	$6,517	12.5%	$20,666	$19,231	7.5%
Non-interest income	1,889	1,340	41.0	4,906	3,700	32.6

Total top line revenue	$9,222	$7,857	17.4	$25,572	$22,931	11.5

Adjusted Net Income
Adjusted net income is comprised of our net income as presented under generally accepted accounting principles (GAAP) adjusted for the after tax effects of the provision for loan and lease losses and actual net charge-offs incurred during the year. Historically, we have experienced significant organic growth in our loan and lease portfolio. As a result of this organic growth and the need for an additional provision for loan and lease losses required to support the increased inherent risk associated with a growing portfolio, we adjust our GAAP net income to add back the after tax effects of the provision for loan and lease losses and to reduce GAAP net income by the related after tax net charge-off activities to allow our management to better analyze the growth of our earnings, including a comparison to our benchmark peers. Institutions with different loan and lease growth rates may not have comparable provisions for loan and lease loss amounts and net charge-off activity. Due to increased loan charge-off activity and overall increased costs of credit including collateral liquidation costs in the first nine months of 2009, our adjusted net income has declined by 44.3% for the nine months ended September 30, 2009 compared to the comparable period of the prior year. In our judgment, presenting net income excluding the after tax effects of the provision for loan and lease losses and actual net charge-offs allows investors to trend, analyze and benchmark our results of operations in a more meaningful manner. Adjusted net income is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP.

A reconciliation of net income to adjusted net income is as follows:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
Net income, presented under US GAAP	$1,353	$1,172	15.4%	$1,419	$3,010	(52.9)%
Add back:
Provision for loan and lease losses, after tax	838	10	*	3,174	799	297.2
Less:
Net charge-offs (recoveries), after tax	768	(46)	*	2,592	214	*

Adjusted net income	$1,423	$1,228	15.9	$2,001	$3,595	(44.3)

* Not meaningful
Return on Equity
Return on equity for the three months ended September 30, 2009 was 9.88%, compared to 9.14% for the three months ended September 30, 2008. Return on equity for the nine months ended September 30, 2009 was 3.49% compared to 7.90% for the nine months ended September 30, 2008. The decrease in return on equity from the nine-month comparable period of the prior year is primarily attributable to the decrease in net income which was caused by increased costs of credit, including provision for loan and lease losses and collateral liquidation costs, and increased FDIC insurance expense, including a special assessment accrued during the second quarter of 2009, along with other factors discussed in this Quarterly Report on Form 10-Q. We view return on equity to be an important measurement to monitor profitability and we are continuing to focus on improving our return on equity throughout 2009 by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit.
Net Interest Income. Net interest income depends on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management procedures used by management in responding to such changes.

The table below provides information with respect to (1) the effect on interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the effect on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the changes in rate/volume (changes in rate multiplied by changes in volume) for the three months and nine months ended September 30, 2009, compared to the same periods of 2008.

	Three Months				Nine Months
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
	(In Thousands)}
Interest-Earning Assets
Commercial real estate and other mortgage loans	$(1,171)	$919	$(125)	$(377)	$(3,841)	$2,344	$(345)	$(1,842)
Commercial loans	374	(394)	(36)	(56)	(307)	(481)	11	(777)
Direct financing leases	(4)	15	(1)	10	(21)	78	(1)	56
Consumer loans	(44)	(30)	4	(70)	(111)	(43)	5	(149)

Total loans and leases receivable	(845)	510	(158)	(493)	(4,280)	1,898	(330)	(2,712)
Mortgage-related securities	(144)	147	(17)	(14)	(195)	421	(24)	202
Investment securities	—	—	—	—	—	(10)	—	(10)
Federal Home Loan Bank Stock	—	—	—	—	—	—	—	—
Short-term investments	(14)	152	(135)	3	(67)	399	(358)	(26)

Total net change in income on interest-earning assets	(1,003)	809	(310)	(504)	(4,542)	2,708	(712)	(2,546)

Interest-Bearing Liabilities
NOW accounts	(154)	24	(17)	(147)	(694)	28	(22)	(688)
Money market	(43)	292	(23)	226	(694)	775	(248)	(167)
Certificates of deposit	(273)	576	(258)	45	(717)	1,418	(507)	194
Brokered certificates of deposit	(891)	(712)	108	(1,495)	(2,553)	(875)	129	(3,299)

Total deposits	(1,361)	180	(190)	(1,371)	(4,658)	1,346	(648)	(3,960)
FHLB advances	14	(123)	4	265	(22)	(455)	9	817
Other borrowings	104	(175)	(5)	(114)	(101)	(286)	17	(468)
Junior subordinated notes	—	261	(29)	(100)	—	808	9	(370)

Total net change in expense on interest-bearing liabilities	(1,243)	143	(220)	(1,320)	(4,781)	1,413	(613)	(3,981)

Net change in net interest income	$240	$666	$(90)	$816	$239	$1,295	$(99)	$1,435

The yield on earning assets was 5.60% for the three months ended September 30, 2009, a decline of 68 basis points from 6.28% for the three months ended September 30, 2008. Loan yields were primarily impacted by the declining interest rate environment and the re-pricing of adjustable rate loans mitigated by the existence of interest rate floors within the terms of the loan agreements. As of September 30, 2009, approximately 52% of our loan and lease portfolio had a fixed interest rate while another 25% of our loan and lease portfolio contained interest rate floors. The magnitude of the portfolio being fixed rate in nature or represented by “in-the-money” floors has protected our loan and lease portfolio yield from declines of the same magnitude as the overall interest rate environment. The average prime rate declined 175 basis points to 3.25% for the three months ended September 30, 2009 compared to 5.00% for the same three month period of 2008. In addition, we have experienced increased levels of non-accrual loans, resulting in foregone interest of approximately $471,000 for the three months ended September 30, 2009, compared to $94,000 for the three months ended September 30, 2008. This equates to approximately a 16 basis point reduction in the overall loan and lease portfolio yield. As part of interest yield, we also recognize fees collected in lieu of interest including prepayment fees for loans that are paid in full prior to their stated maturity. For the three months ended September 30, 2009, we recognized approximately $815,000 of fees in lieu of interest compared to $365,000 for the three months ended September 30, 2008, resulting in an increase of the overall yield of the loan and lease portfolio of approximately 20 basis points.
The rate on interest-bearing liabilities was 2.93% for the three months ended September 30, 2009, a decrease of 84 basis points from 3.77% for the comparable period of the prior year. Rates on interest-bearing deposits were 2.69% for the three months ended September 30, 2009, a decrease of 99 basis points from 3.68% for the comparable period of the prior year. The decrease is primarily due to the overall declining rate environment partially offset by influences of competitive pricing necessary to retain balances.
Rates on other borrowings for the three months ended September 30, 2009 are generally indexed to One Month LIBOR plus an interest spread. A portion of these borrowings are subject to an interest rate floor of 5.5%, which was active for the entire period. The outstanding average balance of other borrowings for the three month period ended September 30, 2009 includes our subordinated notes payable and senior line of credit. The outstanding average balance of other borrowings during the three months ended September 30, 2008 also included average balances for federal funds purchased. The rates on these funds are substantially lower than those associated with our subordinated notes payable. The increase in the weighted average rate on other borrowings is due to the repayment of the lower cost federal funds purchased and the impact of the interest rate floors on our subordinated debt.
Net interest margin increased to 2.88% for the three months ended September 30, 2009 from 2.78% for the three months ended September 30, 2008. The improvement in net interest margin is primarily caused by positive pricing discipline as evidenced by the improving net interest spread, partially offset by the cost of increased on balance sheet liquidity, increased foregone interest, and a decline in the relative contribution of net free funds to the net interest margin. In this challenging economic environment, we are generally implementing interest rate floors on new and renewed variable rate loans and increasing spreads on loans.
We increased our on balance sheet liquidity substantially during the three months ended September 30, 2009 compared to the same time period of the prior year. Our excess liquidity is maintained in the form of short-term investments at the Federal Reserve Bank and earns approximately the current federal funds rate. The lower rate earned on these assets has a negative impact on the margin but we view this as a prudent business decision to ensure we have adequate liquidity to fund our obligations during this challenging economic environment. As interest rates declined, the relative contribution of net free funds also declined. Net free funds are non-interest bearing liabilities plus stockholders’ equity less non-interest earning assets. Our net free funds are principally non-interest bearing demand deposit accounts and stockholders’ equity. Net interest margin is also influenced by the level of nonaccrual loans and the increasing amount of foregone interest on these nonaccrual loans and leases. We continue to manage the composition and duration of interest-bearing liabilities to limit our exposure to changing interest rates.
Average earning assets increased 8.4% to $1.02 billion for the three months ended September 30, 2009 from $938.6 million for the three months ended September 30, 2008, with the growth occurring primarily in our commercial real estate loan portfolios and our short-term investments. The average balance of the commercial real estate and other mortgage loan portfolio increased $58.2 million, or 10.6%, for the three months ended September 30, 2009. We continued to have success in writing new commercial real estate loans; however, we experienced reduced growth in this portfolio as we continued to compete with other lenders for fewer high quality loan opportunities. The average balance of our commercial and industrial loan portfolio decreased $13.4 million, or 5.9%, for the three months ended September 30, 2009 compared the three months ended September 30, 2008 due to many clients reducing their assets and outstanding debt obligations due to the current economic environment.
Average interest bearing liabilities increased 8.0% to $940.7 million for the three months ended September 30, 2009 from $871.3 million for the comparable period of the prior year, with the growth occurring primarily in our money market deposit accounts as we continue to focus on generating a stronger local market deposit presence.
The yield on earning assets was 5.61% for the nine months ended September 30, 2009, a decline of 82 basis points from 6.43% for the nine months ended September 30, 2008. The decline in the yield on earning assets is attributable to the loan and lease portfolio. Similar to the discussion of the fluctuations in the three months ended September 30, 2009 and 2008 above, loan yields have been primarily impacted by the declining interest rate environment and the repricing of adjustable rate loans, mitigated by the existence of interest rate floors within the terms of the contracts. Foregone interest was approximately $1.2 million for the nine months ended September 30, 2009 compared to $393,000 for the nine months ended

September 30, 2008. This resulted in a reduction in the loan and lease portfolio yield of approximately 13 basis points, partially offset by an increase of 15 basis points attributable to loan fees collected in lieu of interest. For the nine months ended September 30, 2009, total loan fees collected in lieu of interest was $2.3 million compared to $1.4 million for the nine months ended September 30, 2008. The remaining decline in the yield on earning assets is directly related to the changing interest rate environment.
The rate on interest-bearing liabilities was 3.09% for the nine months ended September 30, 2009, a decrease of 87 basis points from 3.96% for the comparable period of the prior year. Rates on interest-bearing deposits were 2.89% for the nine months ended September 30, 2009, a decrease of 99 basis points from 3.88% for the comparable period of the prior year primarily due to the overall declining rate environment partially offset by influences of competitive pricing necessary to retain balances.
The net interest margin remained relatively flat at 2.76% for the nine months ended September 30, 2009 compared to 2.77% for the nine months ended September 30, 2008. We continue to manage the composition and duration of interest-bearing liabilities to limit our exposure to changing interest rates.
Average earning assets increased 8.0% to $1.0 billion for the nine months ended September 30, 2009 from $925.7 million for the nine months ended September 30, 2008. The growth occurred primarily in our commercial real estate loan portfolio and our short-term investments as we continue to build our on-balance sheet liquidity.
Average interest bearing liabilities increased 8.3% to $924.5 million for the nine months ended September 30, 2009 from $854.0 million for the comparable period of the prior year, with the growth occurring primarily in our in-market interest-bearing accounts.

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

	For the Three Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
	balance	Interest	yield/cost	balance	Interest	yield/cost
	(Dollars In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$603,362	$8,217	5.45%	$545,096	$8,594	6.31%
Commercial and industrial loans(1)	210,102	4,094	7.79	232,153	4,150	7.15
Direct financing leases(1)	29,124	455	6.25	28,200	445	6.31
Consumer loans	21,487	259	4.82	23,626	329	5.57

Total loans and leases receivable(1)	864,075	13,025	6.03	829,075	13,518	6.52
Mortgage-related securities(2)	116,550	1,191	4.09	103,869	1,205	4.64
Investment securities(2)	—	—	—	—	—	—
Federal Home Loan Bank stock	2,367	—	—	2,367	—	—
Short-term investments	34,615	19	0.22	3,306	16	1.94

Total interest-earning assets	1,017,607	14,235	5.60	938,617	14,739	6.28

Non-interest-earning assets	42,883			38,261

Total assets	$1,060,490			$976,878

Interest-Bearing Liabilities
NOW accounts	$67,288	66	0.39	$60,585	213	1.41
Money market	216,984	777	1.43	141,808	551	1.55
Certificates of deposits	135,909	655	1.93	69,911	610	3.49
Brokered certificates of deposit	452,552	4,376	3.87	515,011	5,871	4.56

Total interest-bearing deposits	872,733	5,874	2.69	787,315	7,245	3.68
FHLB advances	18,509	221	4.78	29,203	335	4.59
Other borrowings	39,118	527	5.39	54,243	627	4.62
Junior subordinated notes	10,315	280	10.86	561	15	10.64

Total interest-bearing liabilities	940,675	6,902	2.93	871,322	8,222	3.77

Non-interest-bearing liabilities	65,025			54,206

Total liabilities	1,005,700			925,528
Stockholders’ equity	54,790			51,350

Total liabilities and stockholders’ equity	$1,060,490			$976,878

Net interest income/interest rate spread		$7,333	2.67%		$6,517	2.51%

Net interest-earning assets	$76,932			$67,295

Net interest margin			2.88%			2.78%
Average interest-earning assets to average interest-bearing liabilities	108.18%			107.72%
Return on average assets	0.51			0.48
Return on average equity	9.88			9.14
Average equity to average assets	5.17			5.26
Non-interest expense to average assets	2.08			2.38

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

	For the Nine Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
	balance	Interest	yield/cost	balance	Interest	yield/cost
	(Dollars In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$590,412	$24,283	5.48%	$541,809	$26,125	6.43%
Commercial and industrial loans(1)	217,476	11,910	7.30	226,051	12,687	7.48
Direct financing leases(1)	30,102	1,408	6.24	28,455	1,352	6.34
Consumer loans	21,875	787	4.80	22,918	936	5.45

Total loans and leases receivable(1)	859,865	38,388	5.95	819,233	41,100	6.69
Mortgage-related securities(2)	111,953	3,636	4.33	99,736	3,434	4.59
Investment securities(2)	—	—	—	348	10	3.83
Federal Home Loan Bank stock	2,367	—	—	2,367	—	—
Short-term investments	25,943	48	0.25	4,062	74	2.43

Total interest-earning assets	1,000,128	42,072	5.61	925,746	44,618	6.43

Non-interest-earning assets	39,834			33,873

Total assets	$1,039,962			$959,619

Interest-Bearing Liabilities
NOW accounts	$68,212	207	0.40	$66,109	895	1.81
Money market	201,183	1,997	1.32	148,145	2,164	1.95
Certificates of deposits	121,869	2,198	2.40	71,372	2,004	3.74
Brokered certificates of deposit	462,604	14,112	4.07	487,074	17,411	4.77

Total interest —bearing deposits	853,868	18,514	2.89	772,700	22,474	3.88
FHLB advances	18,997	658	4.62	31,874	1,126	4.71
Other borrowings	41,320	1,402	4.52	49,260	1,772	4.80
Junior subordinated notes	10,315	832	10.75	188	15	10.64

Total interest-bearing liabilities	924,500	21,406	3.09	854,022	25,387	3.96

Non-interest-bearing liabilities	61,207			54,785

Total liabilities	985,707			908,807
Stockholders’ equity	54,255			50,812

Total liabilities and stockholders’ equity	$1,039,962			$959,619

Net interest income/interest rate spread		$20,666	2.52%		$19,231	2.47%

Net interest-earning assets	$75,628			$71,724

Net interest margin			2.76%			2.77%
Average interest-earning assets to average interest-bearing liabilities	108.18%			108.40%
Return on average assets	0.18			0.42
Return on average equity	3.49			7.90
Average equity to average assets	5.22			5.32
Non-interest expense to average assets	2.30			2.31

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

Provision for Loan and Lease Losses. The provision for loan and lease losses totaled $1.4 million and $17,000 for the three months ended September 30, 2009 and 2008, respectively. Our provision for loan and lease losses is determined based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions. During the three months ended September 30, 2009, the significant factors influencing the provision for loan and lease losses were the following: increasing the amount of general reserve by approximately $425,000 due to changes in the evaluation of the subjective factors, increasing the reserve by approximately $1.2 million for the amount necessary to cover higher than anticipated charge-offs due to further deterioration of market conditions, a net decrease of approximately $448,000 of required specific reserves on impaired loans and increasing the reserve by approximately $149,000 for increased inherent risk associated with the net growth of the loan and lease portfolio. For the three months ended September 30, 2008, the primary influence on the provision for loan and lease loss was due to increased inherent risk associated with the net growth in the loan and lease portfolio for that time period.
The provision for loan and lease losses totaled $5.2 million and $1.3 million for the nine months ended September 30, 3009 and 2008, respectively. Similar to the discussion for the three month period, the increase in the provision for loan and lease losses for the nine month period is comprised of (i) approximately $4.3 million necessary to cover higher than anticipated charge-offs due to further deterioration of market conditions (ii) a net decrease of approximately $278,000 in established specific reserves on impaired loans and (iii) an increase in the allowance for loan and lease loss reserve of approximately $1.1 million necessary to reflect the overall changes to the risk profile of our loan and lease portfolio to maintain the allowance for loan and lease loss reserve at an adequate level at the end of the reporting period.
Refer to Asset Quality for further information.
Non-Interest Income. Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, income from bank-owned life insurance and loan fees, increased $549,000, or 41.0%, to $1.9 million for the three months ended September 30, 2009 from $1.3 million for the same period in 2008.
Trust and investment services fee income remained flat at $489,000 for the three months ended September 30, 2009 compared to the same period in 2008. Trust and investment services fee income can be broken into the two components of trust fee income and brokerage income. Trust fee income was $401,000 for the three months ended September 30, 2009 compared to $407,000 for the three months ended September 30, 2008. Trust fee income is driven by the market value of assets under management. As clients add or withdraw assets and market values fluctuate, so does trust fee income. At September 30, 2009, we had $296.0 million of trust assets under management. This is a $17.5 million, or 6.3%, increase from assets under management of $278.4 million at September 30, 2008. The increase in trust assets under management is a result of the overall change in equity market values of such assets since September 30, 2008 and of additional assets received from new and existing clients. Although assets under management have increased over the prior year, the timing and volatility of equity market values throughout the measurement periods have had an effect on the level of trust fee income recorded. The second component of trust and investment services fee income relates to brokerage income. Brokerage income is comprised of commissions on trading activity and 12b-1 and other fees on mutual fund positions. At September 30, 2009, brokerage assets under administration decreased by $7.0 million, or 5.6%, to $118.2 million from $125.2 million at September 30, 2008. Brokerage income increased by $7,000, or 8.5%, to $89,000 for the three months ended September 30, 2009, from $82,000 for the three months ended September 30, 2008. Brokerage income is influenced by the amount of trading activity completed by our clients and may fluctuate without regard to the volume of the assets administered.
Service charges on deposits increased $120,000, or 42.5%, to $402,000 for the three months ended September 30, 2009 from $282,000 for the same period in 2008. The increase in service charge income is directly correlated to a lower interest rate environment. We give each of our business demand deposit clients an earnings credit based upon current market rates and the balances the clients keep within our

Banks. Our clients use these earnings credits to offset the service charges incurred on their deposit accounts. As the interest rate index utilized to calculate the earnings credit has fallen substantially over the measurement period, the majority of our clients do not have sufficient earnings credits to fully eliminate the service charges on their accounts, resulting in increased service charge income.
Loan fees increased $140,000, or 79.5%, to $316,000 for the three months ended September 30, 2009 from $176,000 for the three months ended September 30, 2008. Loan fees represent non-deferrable fees earned on loan activity and the revenue generated through the collateral audit process we perform to ensure the integrity of the collateral associated with our asset based commercial loans. The increase in loan fees was primarily related to increased audit fee revenue recognized.
During the third quarter of 2009, we sold approximately $15.0 million of collateralized mortgage obligations of government-sponsored enterprises in an effort to modify the overall risk profile of the investment portfolio. A gain of approximately $322,000 was recognized on the sale of these securities. Proceeds from the sale of the securities were used to purchase collateralized mortgage obligations of government agencies, or GNMA securities. GNMA securities are guaranteed by the U.S. federal government which reduces our overall exposure to other than temporary losses and have favorable capital treatment under the regulatory guidelines. No securities were sold in the comparable period of the prior year.
Since the third quarter of 2008, we have offered interest rate swap products directly to our qualified commercial borrowers. We economically hedge these client derivative transactions by simultaneously entering into offsetting interest rate swap contracts with dealer counterparties. Derivative transactions executed as part of this program are not designated as accounting hedge relationships and are marked-to-market through earnings each period. During the three months ended September 30, 2009, we did not enter into any new derivative transactions. We recorded in the consolidated income statements the initial fair value recognition for the swaps which totaled $54,000 for the three months ended September 30, 2008 and this is included in other income in the consolidated statements of income. Changes in fair value of non-hedge derivative contracts are included in other income in the consolidated statements of income. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value primarily offsetting through earnings each period. Each of the swap contracts include a credit valuation which was not a significant component of the fair value of the interest rate swap contracts for the three months ended September 30, 2009.
Non-interest income for the nine months ended September 30, 2009 increased $1.2 million, or 32.6%, to $4.9 million from $3.7 million for the comparable period of 2008. The increase in non-interest income for this period is attributable to increases in service charges on deposits, increased loan fees, and initial fair value recognition of interest rate swaps, partially offset by a decline in trust and investment services income. Service charges on deposits increased $372,000, or 50.1%, due to the overall declining interest rate environment and the related impact on the earnings credit received by our clients as described above. Loan fees increased $309,000, or 65.6%, to $780,000 for the nine months ended September 30, 2009 from $471,000 for the same period in 2008. The increase in loan fees was directly related to increased audit fee revenue recognized on audits. We recognized a gain of approximately $322,000 on the sale of available-for-sale securities during the three months ended September 30, 2009. As discussed above, the sale was initiated to modify the overall risk profile of our investment portfolio and improve capital ratios by replacing the securities with investments issued by GNMA. Other income increased $322,000, or 121.5%, primarily due to the recognition of initial fair value of interest rate swaps as discussed above. Initial fair value of interest rate swaps was $279,000 for the nine months ended September 30, 2009 compared to $54,000 for the nine months ended September 30, 2008. Trust and investment services fee income declined $116,000, or 7.7% to $1.4 million for the nine months ended September 30, 2009 compared to $1.5 million for the nine months ended September 30, 2008. The decline in trust revenue is related to declining market values of our assets under management, partially offset by additional assets received from new and existing clients.
Non-Interest Expense. Non-interest expense decreased by $287,000, or 4.9%, to $5.5 million for the three months ended September 30, 2009 from $5.8 million for the comparable period of 2008, primarily due to a decrease in loss on foreclosed properties of $433,000, a decrease in compensation expense of $137,000, and a decrease in marketing expenses of $116,000. The decreases in expenses were partially offset by increases in FDIC insurance of $248,000 and increases in collateral liquidation costs of $120,000. Loss on foreclosed properties declined by $433,000, or 69.2%, to $193,000 for the three months ended September 30, 2009 from $626,000 for the three months ended September 30, 2008. The decrease is associated with the results of impairment evaluations on certain of our long-lived assets, or foreclosed properties. Based upon our most recent evaluation, we identified further deterioration in the fair values of the foreclosed properties. As a result, we recorded an impairment charge of approximately $196,000 for the three months ended September 30, 2009 to reduce the carrying values to the best estimate of fair value as of the measurement period. This impairment charge was partially offset by a gain of approximately $4,000 on sales of repossessed assets during the third quarter of 2009.
Compensation expense decreased by $137,000, or 4.3%, to $3.0 million for the three months ended September 30, 2009 from $3.2 million for the three months ended September 30, 2008. The overall decrease in compensation expense relates to the level of the non-equity incentive compensation accrual recorded. Based upon the performance in the first nine months of 2009, we do not expect to reach the same level of performance in 2009 as the prior year and as a result, we have reduced our accruals associated with this program.
Marketing expense decreased by $116,000, or 46.2%, to $135,000 for the three months ended September 30, 2009 from $251,000 for the three months ended September 30, 2008. We have eliminated or delayed selective advertising campaigns as part of our ongoing effort to control the level of our expenses.
FDIC insurance expense was $397,000 for the three months ended September 30, 2009, an increase of $248,000, or 166.4%, from $149,000 for the three months ended September 30, 2008. The increase in FDIC insurance is due to higher premium rates to reflect our participation in the temporary liquidity guarantee program as well as a general overall increase in the rate charged by the FDIC and our larger deposit base.
Collateral liquidation costs associated with certain of our problem commercial loans for the three months ended September 30, 2009 were $120,000. We incurred an insignificant amount of these types of expenses in the comparable period of the prior year. These expenses represent costs incurred to work through our impaired loans. Collateral liquidation costs include legal expenses, rent expenses, shipping costs, warranty expenses, taxes incurred by the client and other necessary expenses required to protect our security interest. It is doubtful that we will recoup these expenses and have recognized them through our consolidated results of operations as incurred.
Non-interest expense for the nine months ended September 30, 2009 increased $1.3 million, or 8.1%, to $17.9 million compared to $16.6 million for the nine months ended September 30, 2008. The increase in non-interest expenses is primarily driven by a $1.2 million increase in FDIC insurance and a $975,000 increase in collateral liquidation costs, partially offset by a $469,000 decrease in compensation expense and decreases in losses on foreclosed assets. The FDIC insurance premium increase is a combination of a second quarter 2009 special assessment of approximately $481,000 and overall larger deposit base and increased rates including the rate associated with our participation in the temporary liquidity guarantee program. Similar to the discussion relating to the changes for the quarter ended September 30, 2009, we have incurred significant costs to liquidate the collateral that protect our security interest in our impaired loans. An insignificant amount of these costs were incurred in 2008. The compensation decrease is related to the reduction of accruals associated with our non-equity incentive compensation program. The loss of foreclosed properties is associated with continued deterioration of values on the foreclosed assets to a lesser magnitude than the comparable period of the prior year.
Income Taxes. Income tax expense was $963,000 for the three months ended September 30, 2009, with an effective rate of 41.6%, compared to income tax expense of $853,000 with an effective rate of 42.2% for the three months ended September 30, 2008. The effective tax rate also includes additional interest expense, net of federal benefit, accrued on our uncertain tax positions. Interest expense, net of federal benefit, recognized on these uncertain tax positions was $43,000 and $27,000 for the three months ended

September 30, 2009 and 2008, respectively. Excluding the interest expense related to the uncertain tax positions, our effective tax rate for the three months ended September 30, 2009 and 2008 would have been 39.7% and 40.8%, respectively. Due to our accounting policy to include interest expense related to uncertain tax positions as a component of income tax expense, our effective tax rate will continue to reflect the interest on the uncertain positions which will compound each year the positions are outstanding. Therefore, we believe presenting the effective tax rate excluding the interest expense related to uncertain tax positions provides greater comparability of the effective tax rates in the periods presented. The difference in the effective tax rate from 2009 to 2008 primarily reflects the significant difference in income before income tax expense, and the relationship of tax-exempt income (e.g. increase in cash surrender value of life insurance) to income before income tax expense before giving effect to the interest expense related to the uncertain tax positions.
Income tax expense was $989,000 for the nine months ended September 30, 2009, with an effective rate of 41.1%, compared to income tax expense of $2.0 million with an effective rate of 40.0% for the nine months ended September 30, 2008. Excluding the interest expense related to the uncertain tax positions, our effective tax rate would have been 36.2% and 38.3% for the nine months ended September 30, 2009 and 2008, respectively.
Generally, the provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. Typically, the rate is based on the most recent annualized forecast of pretax income, book versus tax differences and tax credits, if any. If we determine that a reliable annual effective tax rate cannot be made, the actual effective tax rate for the year-to-date period may be used. We re-evaluate the income tax rates each quarter. Therefore, the current projected effect tax rate for the entire year may change.
In February 2009, the State of Wisconsin enacted unitary combined reporting effective January 1, 2009. Due to the new tax law, we have included the income generated by our investment subsidiaries, which are domiciled in Nevada, into our calculation of taxable income to determine our expected Wisconsin income tax liability. As a result of the new law, 2009 and future tax losses generated by our holding company will be recognized and offset against Wisconsin income generated by other members of the combined group. The deferred tax asset related to existing Wisconsin holding company state tax net operating losses from years prior to 2009 will continue to maintain a 100% valuation allowance since we have determined that it is more likely than not that the deferred tax asset will not be realized.
The Wisconsin Department of Revenue is auditing our treatment of our Nevada investment subsidiaries within First Business Bank’s tax returns for the periods from 1999-2005, and First Business Capital Corp’s tax returns for the period from 2001-2005. We had previously recorded an uncertain tax position reserve related to the treatment of the income generated by the Nevada investment subsidiaries in our separate company tax returns. Due to the change in the tax law, additional reserves relating to this uncertain tax position are no longer necessary since the investment subsidiary income will be taxed in Wisconsin beginning in 2009. The difference between the additional tax incurred from the Wisconsin unitary provisions and the amount of tax expense previously related to uncertain tax positions was minor and therefore the change in the Wisconsin tax law did not have a significant impact to our overall tax position for the three and nine months ended September 30, 2009 when compared to the same time period of the prior year.
Financial Condition
General. Our total assets increased $62.9 million, or 6.2%, to $1.07 billion at September 30, 2009 from $1.01 billion at December 31, 2008, primarily due to increases in short-term investments, securities available-for-sale and loans and leases receivable. Given the current economic environment and related stress on the overall financial services industry, we increased our on-balance sheet liquidity through a significant increase in the cash maintained in an interest-bearing account with the Federal Reserve.
Short-term investments. Short-term investments increased $42.9 million to $47.3 million at September 30, 2009 from $4.5 million at December 31, 2008. Funds obtained from successful in-market deposit gathering were used to pay-down overnight FHLB advances and outstanding federal funds purchased, and to purchase additional securities available for sale. Any excess funds were maintained as on-balance sheet liquidity in our interest bearing account with the Federal Reserve Bank. We value the safety and soundness provided by the Federal Reserve Bank, and during this difficult economic environment, we view on-balance sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations.
Securities. Securities available-for-sale increased $11.3 million, or 10.4% to $120.4 million at September 30, 2009 from $109.1 million at December 31, 2008, primarily due to additional purchases of government agency collateralized mortgage obligations. Our available-for-sale investment portfolio primarily consists of collateralized mortgage obligations and is used to provide a source of liquidity, including the ability to pledge securities, while maximizing the earnings potential of our assets. The estimated prepayment streams associated with this portfolio also allow us to better match our short-term liabilities. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. While collateralized mortgage obligations present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal as approximately 95.6% of the obligations we hold were issued by the Government National Mortgage Association (GNMA), a government agency. The remaining 4.4% of the collateralized mortgage obligations we hold were issued by government-sponsored enterprises — Fannie Mae and Freddie Mac. We do not hold any Fannie Mae or Freddie Mac preferred stock. In addition, our credit risk is further mitigated by the fact that the securities within our portfolio are not collateralized by subprime mortgages.
We sold approximately $15.0 million of securities issued by government-sponsored enterprises during the three months ended September 30, 2009. We recognized gains of approximately $322,000 on the sale of these securities. The proceeds from the sale of the securities were used to purchase GNMA securities. GNMA securities are guaranteed by the U.S. federal government and have favorable regulatory capital treatment. During the nine months ended September 30, 2009, we recognized unrealized holding gains of approximately $1.6 million through other comprehensive income. All of the securities we hold have active trading markets, and we are not currently experiencing difficulties in pricing our securities. Our portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers of our securities as previously discussed. If interest rates decline and the credit quality of the securities remain positive, the market value of our debt securities portfolio should improve. If interest rates increase and the credit quality of the securities remain positive, the market value of our debt securities portfolio should decline. No securities within our portfolio were deemed to be other-than-temporarily impaired.
Loans and Leases Receivable. Loans and leases receivable, net of allowance for loan and lease losses, increased $17.2 million, or 2.0%, to $857.7 million at September 30, 2009 from $840.5 million at December 31, 2008. We principally originate commercial business loans and commercial real estate loans. The overall mix of the loan and lease portfolio at September 30, 2009 remained generally consistent with the mix at December 31, 2008, continuing to have a concentration in commercial real estate mortgage loans at 70.2% of our total loan portfolio. Economic conditions continued to deteriorate during the nine months ended September 30, 2009 and the demand for new loans within our markets has declined. We are competing with other lenders for fewer high quality loan opportunities which is putting pressure on our ability to grow our loan and lease portfolio at growth rates we experienced in recent years. We remain committed to our underwriting standards and continue to seek high quality assets to continue our growth plan.
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.47% and 1.39% as of September 30, 2009 and December 31, 2008, respectively. Non-accrual loans and leases as a percentage of gross loans and leases increased to 2.42% at September 30, 2009 compared to 1.91% at December 31, 2008. As we continued to receive updated financial information from our borrowers, we identified additional borrowers that we believe do not have adequate liquidity to make their payments in accordance with the terms of the contractual arrangements therefore we have considered these assets impaired and have placed them on non-accrual. During the nine months ended September 30, 2009, we recorded charge-offs of approximately $4.3 million on identified impaired loans and leases within our loan and lease portfolio due to declining real estate and equipment values supporting our loans where the collateral is no longer sufficient to cover the outstanding principal and the borrowers do not have any other means to repay the obligation. Charge-offs were identified in all of our loan and lease categories and do not appear to be concentrated in any specific industry or geographic location. During the nine months ended September 30, 2008, we recorded charge-offs of $441,000. We recognized recoveries of $5,000 and $89,000 during the nine months ended September 30, 2009 and 2008, respectively.
Our most significant charge-off in 2009, approximately $1.4 million, relates to one commercial borrower. Based upon a routine collateral audit conducted during the fourth quarter of 2008 and subsequent investigations completed throughout 2009, we identified a commercial loan borrower that reported inaccurate levels of allowable collateral and submitted supporting documentation that we believe was false. After completion of additional confirmation procedures, we determined that there was not sufficient collateral to repay the loan, and we recorded a partial charge-off in 2008. In 2009, we implemented a collection strategy for the loan through a planned, orderly liquidation of the remaining collateral assets. As a result of this liquidation and overall declines in market values of the identified equipment collateral, we recorded an additional charge-off of approximately $1.4 million during the nine months ended September 30, 2009. As of September 30, 2009, the total charge-off that we recorded related to this one borrower was $2.5 million. The remaining outstanding principal balance on this particular loan has been collected by the court appointed receiver and we are awaiting final payment. No further material charge-offs are expected from this relationship.
Given continued charge-offs and increased indicators of impairment of loans and leases, we recorded a $5.2 million provision for loan and lease losses in the nine months ended September 30, 2009. Taking into consideration the level of charge-offs recorded and the need for additional specific reserves on impaired loans with estimated collateral shortfalls, we concluded that an appropriate allowance for loan and lease losses as of September 30, 2009 is $12.8 million or 1.47% of gross loans and leases. Refer to the Asset Quality section for more information.
Deposits. As of September 30, 2009, deposits increased $97.8 million to $936.7 million from $838.9 million at December 31, 2008. The increase was primarily attributable to an increase in money market accounts and in-market certificates of deposit, partially offset by a decline in brokered certificates of deposit. We have continued our focus on gathering local deposits through a variety of methods including offering competitive rates and targeted treasury management initiatives. Additional deposits were used to pay down our short-term borrowings and FHLB maturing advances. Brokered certificates of deposit continue to be a significant source of our funding and totaled $457.7 million at September 30, 2009 compared to $477.7 million at December 31, 2008; however, successful in-market deposit gathering has allowed us to not replace matured brokered certificates of deposit resulting in the overall decline in the brokered certificate of deposit balances.
Borrowings. We had borrowings, including junior subordinated notes, of $67.8 million as of September 30, 2009 compared to $104.8 million as of December 31, 2008, a decrease of $37.0 million, or 39.1%. We use borrowings to offset variability of deposit flows and as an additional funding source for asset growth. Given the success in raising deposits, we repaid our short-term borrowings to ensure that our Banks remain within approved internal liquidity policies. Given our significant on balance sheet liquidity, we have not had a need to borrow funds to fund loan growth or investment purchases.
Asset Quality
Non-performing Assets. Non-performing assets consisted of non-accrual loans and leases and foreclosed properties totaling $24.3 million, or 2.26% of total assets, as of September 30, 2009, an increase of approximately 25.9% from December 31, 2008. Non-performing assets were $19.3 million, or 1.91% of total assets, at December 31, 2008. The increase in non-performing assets was the result of deterioration in the asset quality of our loan and lease portfolio. A significant portion of the increase in non-performing loans does not require additional specific reserves as the loans are believed to be adequately collateralized as of the measurement period. The increase in non-performing loans with no specific reserves required is causing the ratio of allowance for loan and lease losses as a percentage of non-accrual loans and leases to decline to 60.62% at September 30, 2009 compared to 72.75% at December 31, 2009.
For the nine months ended September 30, 2009, we recorded net charge-offs of approximately $4.3 million. We continue to proactively monitor our loan and lease portfolio for further deterioration and apply our prescribed allowance for loan and lease loss reserve methodology. As a result of current economic conditions, we are experiencing increases in impaired loans within our loan and lease portfolio. Based upon the most recent financial results presented to us by our clients, it is evident that the current economic conditions have had a significant adverse impact on many industries. There are an increased number of borrowers that do not have the ability to make their principal and interest payments in accordance with the contractual terms of their loan agreements; therefore, we have more impaired loans based upon this new information.
We believe that our allowance for loan and lease loss reserve was recorded at the appropriate value at September 30, 2009; however, given ongoing complexities with legal actions on certain of our large impaired loans and the continued decline in economic conditions, further charge-offs and increased provisions for loan losses could be recorded if additional facts and circumstances lead us to a different conclusion.
Our non-accrual loans and leases consisted of the following at September 30, 2009 and December 31, 2008, respectively:

	September 30,	December 31,
	2009	2008
	(Dollars In Thousands)
Non-accrual loans and leases
First mortgage loans:
Commercial real estate	$6,811	$2,979
Construction and land development	5,245	5,279
Multi-family	1,778	—
1-4 family	1,887	2,082

Total first mortgage loans	15,721	10,340
Commercial and industrial	4,556	5,412
Direct financing leases, net	8	24
Home equity and second mortgage	720	379
Consumer	117	130

Total non-accrual loans and leases	21,122	16,285
Foreclosed properties and repossessed assets	3,174	3,011

Total non-performing assets	$24,296	$19,296

Performing troubled debt restructurings	$—	$—

Total non-accrual loans and leases to gross loans and leases	2.42%	1.91%
Total non-performing assets to total assets	2.26	1.91
Allowance for loan and lease losses to gross loans and leases	1.47	1.39
Allowance for loan and lease losses to non-accrual loans and leases	60.62	72.75

The following represents information regarding our impaired loans:

	As of and for	As of and for
	the Nine	the Year
	Months Ended	Ended
	September 30,	December 31,
	2009	2008
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$14,418	$9,986
Impaired loans and leases with impairment reserves required	6,704	6,299

Total impaired loans and leases	21,122	16,285
Less:
Impairment reserve (included in allowance for loan and lease losses)	1,139	1,417

Net impaired loans and leases	$19,983	$14,868

Average impaired loans and leases	$17,810	$8,375

Foregone interest income attributable to impaired loans and leases	$1,310	$752
Interest income recognized on impaired loans and leases	(108)	(49)

Net foregone interest income on impaired loans and leases	$1,202	$703

Net foregone interest income on impaired loans and leases for the nine months ended September 30, 2008 was $393,000.
A summary of the activity in the allowance for loan and lease losses follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars In Thousands)
Allowance at beginning of period	$12,690	$10,723	$11,846	$9,854

Charge-offs:
Commercial real estate and other mortgage	(1,126)	(9)	(2,062)	(417)
Commercial and industrial	(3)	—	(1,813)	(24)
Direct financing leases	—	—	(231)	—
Home equity and second mortgage	(135)	—	(154)
Consumer	—	—	(8)	—

Total charge-offs	(1,264)	(9)	(4,268)	(441)

Recoveries:
Commercial real estate and other mortgage	—	84	—	87
Commercial and industrial	1	1	3	2
Direct financial leases	—	—	—	—
Home equity and second mortgage	—	—	2	—
Consumer	—	—	—	—

Total recoveries	1	85	5	89

Net charge-offs	(1,263)	76	(4,263)	(352)
Provision for loan and lease losses	1,378	17	5,222	1,314

Allowance at end of period	$12,805	$10,816	$12,805	$10,816

Liquidity and Capital Resources
During the nine months ended September 30, 2009 and the year ended December 31, 2008, the Banks did not make any dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at September 30, 2009 are the repayment of interest payments due on subordinated and junior subordinated notes. The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources such as payments from subsidiaries for services provided, its line of credit in the amount of $10.5 million of which $10,000 is outstanding on September 30, 2009 and through any future dividends received from the Banks. The Corporation and its subsidiaries continue to have a strong capital base and the Corporation’s regulatory capital ratios continue to be above the defined minimum regulatory ratios.
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
We had $457.7 million of outstanding brokered deposits at September 30, 2009, compared to $477.7 million of brokered deposits as of December 31, 2008. We are committed to our continued efforts to raise in-market deposits and reduce our overall dependence on brokered certificates of deposit. However, brokered deposits are an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than single service deposits when required to raise a similar level of deposits within a short time period. Access to such deposits allows us the flexibility to decline pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with brokered deposits are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. Our local market deposits have increased, and we expect to continue to increase as we establish new client relationships and further marketing efforts to increase the balances in existing clients’ deposit accounts. Nonetheless, we will likely continue to use brokered deposits to compensate for shortfalls in deposit gathering in maturity periods needed to effectively match the interest rate sensitivity measured through our defined asset/liability management process. In order to provide for ongoing liquidity and funding, all of our brokered deposits are certificates of deposit that do not allow for withdrawal at the option of the depositor before the stated maturity.
The Banks have been able to access the brokered certificate of deposit market as needed at rates and terms comparable to market standards. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure so that at least 120 days of maturities could be funded through borrowings with the Federal Home Loan Bank or Federal Reserve Discount Window utilizing currently unencumbered securities as collateral. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments, cash flows from security maturities and have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill the liquidity need.

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
As of September 30, 2009, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.
In addition, the Banks exceeded the minimum net worth requirement of 6.0% required by the State of Wisconsin at December 31, 2008, the latest evaluation date.
The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at September 30, 2009 and December 31, 2008, respectively:

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of September 30, 2009

Total capital (to risk-weighted assets)
Consolidated	$110,931	12.15%	$73,067	8.00%	N/A	N/A
First Business Bank	94,190	11.59	65,036	8.00	$81,295	10.00%
First Business Bank — Milwaukee	14,316	14.50	7,896	8.00	9,870	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$60,497	6.62%	$36,534	4.00%	N/A	N/A
First Business Bank	84,020	10.34	32,518	4.00	$48,777	6.00%
First Business Bank — Milwaukee	13,074	13.25	3,948	4.00	5,922	6.00

Tier 1 capital (to average assets)
Consolidated	$60,497	5.73%	$42,213	4.00%	N/A	N/A
First Business Bank	84,020	9.24	36,364	4.00	$45,455	5.00%
First Business Bank — Milwaukee	13,074	9.03	5,794	4.00	7,242	5.00

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2008

Total capital (to risk-weighted assets)
Consolidated	$110,005	12.00%	$73,088	8.00%	N/A	N/A
First Business Bank	91,062	11.13	65,448	8.00	$81,810	10.00%
First Business Bank — Milwaukee	14,590	15.13	7,714	8.00	9,642	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$59,178	6.48%	$36,544	4.00%	N/A	N/A
First Business Bank	80,880	9.89	32,724	4.00	$49,086	6.00%
First Business Bank — Milwaukee	13,375	13.87	3,857	4.00	5,785	6.00

Tier 1 capital (to average assets)
Consolidated	$59,178	5.94%	$39,819	4.00%	N/A	N/A
First Business Bank	80,880	9.23	35,064	4.00	$43,830	5.00%
First Business Bank — Milwaukee	13,375	10.61	5,042	4.00	6,302	5.00
Contractual Obligations and Off-balance Sheet Arrangements
There have been no significant changes to the Corporation’s contractual obligations and off-balance arrangements disclosed in our Form 10-K for the year ended December 31, 2008. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.
Item 3. — Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk, or market risk, arises from exposure of our financial position to changes in interest rates. It is our strategy to reduce the impact of interest rate risk on net interest margin by maintaining a favorable match between the maturities and repricing dates of interest-earning assets and interest-bearing liabilities. This strategy is monitored by the Banks’ respective Asset/Liability Management Committees, in accordance with policies approved by the Banks’ respective Boards of Directors. These committees meet regularly to review the sensitivity of each Bank’s assets and liabilities to changes in interest rates, liquidity needs and sources, and pricing and funding strategies.
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

The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at September 30, 2009 has not changed materially since December 31, 2008.
Item 4T. — Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2009.
There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
     (b) None.
     (c) Issuer Purchases of Equity Securities

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total		as Part of	Yet Be
	Number of		Publicly	Purchased Under
	Shares	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	Per Share	or Programs	Programs
July 1 — July 31, 2009	3,846	$10.62	—	$177,150
August 1 — August 31, 2009	166	11.40	—	177,150
September 1 — September 30, 2009	320	9.90	—	177,150
For the three months ended September 30, 2009, 4,332 shares were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares.

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

FIRST BUSINESS FINANCIAL SERVICES, INC.
November 2, 2009	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

November 2, 2009	/s/ James F. Ropella
James F. Ropella
Chief Financial Officer

FIRST BUSINESS FINANCIAL SERVICES, INC.
Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number
31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. paragraph 1350