Form 10-K
period 2009-12-31
First Business Financial Services, Inc.
filed 2010-03-12
CIK 1305399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34095
FIRST BUSINESS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1576570
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
401 Charmany Drive, Madison, WI	53719
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (608) 238-8008
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Stock Exchange
Common Share Purchase Rights	NASDAQ Stock Exchange
Securities registered pursuant to section 12(g) of the Act
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
Yes ☐ No ☐
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
Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $27.8 million.
As of March 4, 2010, 2,540,141 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2010 are incorporated by reference into Part III hereof.

[This page intentionally left blank]

PART I.

Item 1.	Business
General
First Business Financial Services, Inc. (FBFS or the Corporation) is a registered bank holding company incorporated under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned banking subsidiaries First Business Bank and First Business Bank – Milwaukee (referred to as “the Banks”). All of the operations of FBFS are conducted through the Banks and certain subsidiaries of First Business Bank. The Banks operate as business banks focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium-sized businesses, business owners, executives, professionals and high net worth individuals. The Banks do not utilize a branch network to attract retail clients. The Banks generally target businesses with sales between $2 million and $50 million. For a more detailed discussion of loans, leases and the underwriting criteria of the Banks, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans and Leases. To supplement its business banking deposit base, the Banks utilize wholesale funding alternatives to fund a portion of their assets.
First Business Bank (FBB) is a state bank that was chartered in 1909 under the name Kingston State Bank. In 1990, FBB relocated its home office to Madison, Wisconsin, opened a banking facility in University Research Park, and began focusing on providing high-quality banking services to small and medium-sized businesses located in Madison, Wisconsin and the surrounding area. FBB’s product lines include commercial and consumer treasury management services, commercial lending, commercial real estate lending, equipment financing and a variety of deposit accounts and personal loans to business owners, executives and high net worth individuals. FBB also offers trust and investment services through First Business Trust & Investments (FBTI), a division of FBB. FBB has three loan production offices in the Northeast Region of Wisconsin to serve Appleton, Wisconsin, Oshkosh, Wisconsin and Green Bay, Wisconsin and their surrounding areas.
FBB has four wholly-owned subsidiaries. First Business Capital Corp. (FBCC) operates as an asset-based commercial lending company specializing in providing secured lines of credit as well as term loans on equipment and real estate assets primarily to manufacturers and wholesale distribution companies located throughout the United States. First Business Equipment Finance, LLC (FBEF) operates as a commercial equipment finance company specializing in financing of general equipment to small and middle market companies. First Business Real Estate LLC (FBBRE) is a limited liability company established for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings. First Madison Investment Corp. (FMIC) is located in and formed under the laws of the state of Nevada. FMIC was organized for the purpose of managing a portion of the Bank’s investment portfolio. FMIC invests in marketable securities and loans purchased from FBB. FBB also has one indirect subsidiary, First Madison Capital Corp Nevada Corp (FMCCNC), a wholly-owned subsidiary of FBCC located in and formed under the laws of the state of Nevada, organized for the purpose of investing in loans purchased from FBCC.
First Business Bank – Milwaukee (FBB – Milwaukee) is a state bank that was chartered in 2000 in Wisconsin. Like FBB, FBB – Milwaukee’s product lines include commercial and consumer treasury management services, commercial lending and commercial real estate lending for similar sized businesses as FBB. FBB – Milwaukee also offers trust and investment services through a trust service office agreement with FBB. FBB – Milwaukee offers business owners, executives, professionals and high net worth individuals, consumer services which include a variety of deposit accounts and personal loans. FBB – Milwaukee has one wholly owned subsidiary, First Business – Milwaukee Real Estate LLC (FBBMRE). FBBMRE is a limited liability company established for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings.

In September 2008, FBFS formed FBFS Statutory Trust II, (Trust II), a Delaware business trust wholly owned by the Corporation. In 2008, Trust II completed the sale of $10.0 million of 10.5% fixed rate trust preferred securities. Trust II also issued common securities in the amount of $315,000 to the Corporation. Trust II used the proceeds from the offering to purchase $10.3 million of 10.5% junior subordinated notes (the Notes) of the Corporation. The Corporation has the right to redeem the Notes at any time on or after September 26, 2013. The preferred securities are mandatorily redeemable upon the maturity of the Notes on September 26, 2038. See Note 10 to the Consolidated Financial Statements for additional information.
Available Information
The Corporation maintains a web site at www.firstbusiness.com. This Form 10-K and all of the Corporation’s filings under the Securities Exchange Act of 1934, as amended, including the Corporation’s proxy statement, are available through that web site, free of charge, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, on the date that the Corporation files those materials with, or furnishes them to, the Securities and Exchange Commission (SEC). These filings are also available to the public on the internet at the SEC’s website at www.sec.gov. Shareholders may also read and copy any document that we file at the SEC’s public reference rooms located at 100 F Street, NE, Washington, DC 20549. Shareholders may call the SEC at 1-800-SEC-0300 for further information on the public reference room.
Employees
At December 31, 2009, FBFS had 137 employees which equates to 121.5 full-time equivalent employees. No employee is covered by a collective bargaining agreement, and we believe our relationship with our employees to be very good.
Competition
The Banks encounter strong competition in attracting commercial loan, equipment finance and deposit clients as well as trust and investment clients. Such competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms and investment banking firms. The Banks’ market areas include branches of several commercial banks that are substantially larger in terms of loans and deposits. Furthermore, tax exempt credit unions operate in most of the Banks’ market areas and aggressively price their products and services to a large portion of the market. The Banks also compete with regional and national financial institutions, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition and more resources and collective experience than the Banks. Our profitability depends upon the Banks’ ability to successfully maintain and increase market share.
Supervision and Regulation
Below is a brief description of certain laws and regulations that relate to the Corporation and the Banks. This narrative does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.
General
The Banks are chartered in the State of Wisconsin and are subject to regulation and supervision by the Division of Banking of the Wisconsin Department of Financial Institutions (WDFI), and are subject to periodic examinations. Review of fiduciary operations is included in the periodic examinations. The Banks’ deposits are insured by the Deposit Insurance Fund (DIF). The DIF is administered by the Federal Deposit Insurance Corporation (FDIC), and therefore the Banks are also subject to regulation by the FDIC. Periodic examinations of the Banks are also conducted by the FDIC. The Banks must file periodic reports with the FDIC concerning their activities and financial condition and must obtain regulatory approval prior to entering into certain transactions such as mergers with or acquisitions of other depository institutions and opening or acquiring branch offices. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of adequate loan and lease loss reserves.

Wisconsin banking laws restrict the payment of cash dividends by the Banks by providing that (i) dividends may be paid only out of the Banks’ undivided profits, and (ii) prior consent of the WDFI is required for the payment of a dividend which exceeds current year income if dividends declared have exceeded net profits in either of the two immediately preceding years. The various bank regulatory agencies have authority to prohibit the banks under their jurisdiction from engaging in an unsafe or unsound practice. Under certain circumstances, the payment of a dividend by the Banks could be considered an unsafe or unsound practice. In the event that (i) the FDIC or the WDFI should increase minimum required levels of capital; (ii) the total assets of the Banks increase significantly; (iii) the income of the Banks decrease significantly; or (iv) any combination of the foregoing occurs, then the Boards of Directors of the Banks may decide or be required by the FDIC or the WDFI to retain a greater portion of the Banks’ earnings, thereby reducing dividends.
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
The Corporation
FBFS is a financial holding company registered under the Bank Holding Company Act of 1956 (the BHCA), as amended, and is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the FRB). The Corporation is required to file an annual report with the FRB and such other reports as the FRB may require. Prior approval must be obtained before the Corporation may merge with or consolidate into another bank holding company, acquire substantially all the assets of any bank or bank holding company, or acquire ownership or control of any voting shares of any bank or bank holding company if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank or bank holding company.
In reviewing applications for such transactions, the FRB considers managerial, financial, capital and other factors, including financial performance of the bank or banks to be acquired under the Community Reinvestment Act of 1977 (the CRA), as amended. Also, under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended, state laws governing interstate banking acquisitions subject bank holding companies to some limitations in acquiring banks outside of their home state without regard to local law.
The Gramm-Leach Bliley Act of 1999 (the GLBA) eliminates many of the restrictions placed on the activities of bank holding companies. Bank holding companies such as FBFS can expand into a wide variety of financial services, including securities activities, insurance, and merchant banking without the prior approval of the FRB.
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act (SOX) was enacted by the United States Congress to improve the accuracy and reliability of corporate disclosures made pursuant to securities laws, and for other purposes. A primary focus of SOX is to improve the quality and transparency in financial reporting and independent auditor services for public companies. As directed by SOX, the SEC adopted rules that require conformance with specific sections of SOX. Section 302 of SOX and related SEC rules require the Corporation’s CEO and CFO to certify that they (i) are responsible for establishing, maintaining, and regularly evaluating the effectiveness of the Corporation’s internal controls; (ii) have made certain disclosures to the Corporation’s auditors and the audit committee of the Corporation’s board of directors about the Corporation’s internal controls; and (iii) have included information in the Corporation’s quarterly and annual reports about their evaluation and whether there have been significant changes in the Corporation’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Corporation.

Section 404 of SOX requires public companies’ annual reports to (i) include the company’s own assessment of internal control over financial reporting, and (ii) include an auditor’s attestation regarding the company’s internal control over financial reporting. The primary purpose of internal control over financial reporting is to foster the preparation of reliable and accurate financial statements. Since SOX was enacted, however, both requirements of SOX 404 have been postponed for smaller public companies such as the Corporation. The Corporation is required to assess, and has assessed, its internal control over financial reporting. Refer to Item 9A(T) Controls and Procedures for the Corporation’s assessment. The requirement of an auditor’s attestation per the second part of Section 404 of SOX continues to be postponed per temporary Item 308T of SEC Regulation S-K. Consequently, no auditor attestation accompanies Management’s Annual Report on Internal Control over Financial Reporting in this Annual Report on Form 10-K.
Emergency Economic Stabilization Act of 2008. The Emergency Economic Stabilization Act of 2008 (EESA), gives the U.S. Department of Treasury (UST) authority to take certain actions to restore liquidity and stability to the U.S. Banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced. Those programs include the following:
•	Capital Purchase Program (CPP). Pursuant to this program, the UST, on behalf of the U.S. government, was authorized to purchase preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. We received approval from the UST to participate in this program. We chose not to participate in the program. Refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for further discussion.
•	Temporary Liquidity Guarantee Program. The original program contained both (i) a debt guarantee component, whereby FDIC will guarantee until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and June 30, 2009; and (ii) an account transaction guarantee component, whereby the FDIC will insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions through December 31, 2009. We elected to fully participate in this program. These programs have been extended to June 30, 2010.
•	Temporary increase in deposit insurance coverage. Pursuant to the EESA, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013.
The Banks
As state-chartered DIF-insured banks, the Banks are subject to extensive regulation by the WDFI and the FDIC. Lending activities, fiduciary activities and other investments must comply with federal statutory and regulatory requirements. This federal regulation establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the DIF, the FDIC, and depositors.

Insurance of Deposits. The Banks’ deposits are insured under the DIF of the FDIC. On December 3, 2008, the Banks elected to participate in the Transaction Account Guarantee (TAG) which is a component of the FDIC Temporary Liquidity Guarantee Program (TLGP) and therefore the basic deposit insurance coverage has temporarily increased to $250,000 for interest bearing accounts. There is an unlimited guarantee on non-interest bearing transaction accounts and NOW accounts that have an interest rate of less than or equal to 0.50%. The unlimited guarantee on non-interest bearing transaction accounts and NOW accounts that have an interest rate of less than or equal to 0.50% will be in place until June 30, 2010. Increased FDIC insurance limits will be in place until December 31, 2013. The cost for participating in this plan was a 0.10% annualized fee assessed quarterly on balances of noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. Depositors may qualify for additional coverage if the deposit accounts are in different ownership categories. In addition, federal law provides up to $250,000 in coverage for self-directed retirement accounts.
The Banks also elected to participate in the Debt Guarantee Program that temporarily guarantees all newly-issued senior unsecured debt, up to 2% of the Corporation’s liabilities, issued by the participating entities on or after October 14, 2008 through and including June 30, 2009. The guarantee expires on June 30, 2012. At December 31, 2009, the Banks did not have any debt guaranteed under this program. The cost for this program upon participation is based on an annualized basis points weighted by the maturity of the debt multiplied by the amount of debt issued, and calculated for the maturity period of that debt or June 30, 2012, whichever is earlier.
The FDIC assigns each institution it regulates to a particular risk category based on the levels of the institution’s capital – “well-capitalized,” “adequately capitalized,” or “undercapitalized” and the varying levels of supervisory concern, ranging from those institutions considered to be healthy to those that represent substantial supervisory concern. The result is four risk categories with well-capitalized, financially sound institutions paying lower rates than those paid by undercapitalized institutions with substantial supervisory concern that pose a risk to the insurance fund. The Banks’ assessment rate depends on the risk category to which they are assigned. Assessment rates for deposit insurance currently range from 7 to 77.5 basis points. The Banks are well capitalized. The supervisory risk category to which the Banks are assigned by the FDIC is confidential and may not be disclosed.
FDIC insurance premium rates increased for all financial institutions in 2009 based upon enacted regulations. During the second quarter of 2009, the FDIC issued a special assessment to all banks of which approximately $481,000 was assessed to our Banks. In December 2009, all banks, including our Banks, received a notice requiring the prepayment of the 2010-2012 FDIC insurance premiums. The payment was required on or before December 30, 2009 in an effort to strengthen the cash position of the DIF immediately without immediately impacting earnings of the banking industry. The prepaid assessment was based upon the Banks’ assessment rate in effect on September 30, 2009 and will be subject to adjustments on a quarterly basis throughout the prepayment period based upon actual levels of deposits and related risk ratings. The Banks’ share of the prepayment was a cash payment of approximately $5.4 million at December 30, 2009. In general, any increase in insurance assessment, including special assessments, would have an adverse affect on the earnings of the Banks. The prepaid FDIC insurance prepayment will have a negative impact on our net interest margin throughout 2010 – 2012 because the prepaid asset will be considered a non-earning asset for us as the FDIC will not pay interest on the prepaid amounts nor will we have the ability to use that cash for higher yielding alternatives.

Regulatory Capital Requirements
The FRB monitors the capital adequacy of the Banks because on a consolidated basis they have assets in excess of $500.0 million. A combination of risk-based and leverage ratios are determined by the FRB. Failure to meet these capital guidelines could result in supervisory or enforcement actions by the FRB. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based on the perceived credit risk of the asset. These risk-weighted assets are calculated by assigning risk weights to corresponding asset balances to determine the risk weight of the entire asset base. Total capital, under this definition, is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital, with some restrictions, includes common stockholders’ equity, any perpetual preferred stock, qualifying trust preferred securities and minority interests in any unconsolidated subsidiaries. Tier 2 capital, with certain restrictions, includes any perpetual preferred stock not included in Tier 1 capital, subordinated debt, any trust preferred securities not qualifying as Tier 1 capital, specific maturing capital instruments and the allowance for loan and lease losses (limited to 1.25% of risk-weighted assets). The regulatory guidelines require a minimum total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The FRB also has a leverage ratio requirement which is defined as Tier 1 capital divided by average total consolidated assets. The minimum leverage ratio required is 3%. We have consistently maintained regulatory capital ratios at or above the well capitalized standards. For further detail on capital and capital ratios see discussion under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.
Prompt Corrective Action
The Banks are also subject to capital adequacy requirements under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), whereby either Bank could be required to guarantee a capital restoration plan, should it become “undercapitalized” as defined by FDICIA. The maximum liability under such a guarantee would be the lesser of 5% of the Bank’s total assets at the time it became undercapitalized or the amount necessary to bring the Banks into compliance with the capital restoration plan. The Corporation is also subject to the “source of strength doctrine” of the FRB, which requires that holding companies serve as a source of “financial and managerial” strength to their subsidiary banks.
Under the guidance, if a bank would fail to submit an acceptable restoration plan, if required, it is then considered “significantly undercapitalized,” and would thus be subject to a wider range of regulatory requirements and restrictions. Such restrictions would include activities involving asset growth, acquisitions, branch establishment, establishment of new lines of business and also prohibitions on capital distributions, dividends and payment of management fees to control persons, if such payments and distributions would cause undercapitalization.
The following table sets forth the FDIC’s definition of the five capital categories, in the absence of a specific capital directive.

	Total Capital to Risk	Tier 1 Capital to Risk
Category	Weighted Assets	Weighted Assets	Tier 1 Leverage Ratio
Well capitalized	≥ 10%	≥ 6%	≥ 5%
Adequately capitalized	≥ 8%	≥ 4%	≥ 4	%*
Undercapitalized	< 8%	< 4%	< 4	%*
Significantly undercapitalized	< 6%	< 3%	< 3%
Critically undercapitalized	Ratio of tangible equity to total assets ≤ 2%

*	3% if the bank receives the highest rating under the uniform system.

Limitations on Dividends and Other Capital Distributions
Federal and state regulations impose various restrictions or requirements on state-chartered banks with respect to their ability to pay dividends or make various other distributions of capital. Generally, such laws restrict dividends to undivided profits or profits earned during preceding periods. Also, FDIC insured institutions may not pay dividends while undercapitalized or if such a payment would cause undercapitalization. The FDIC also has authority to prohibit the payment of dividends if such a payment constitutes an unsafe or unsound practice in light of the financial condition of a particular bank. At December 31, 2009, considering such limitations, subsidiary unencumbered retained earnings of approximately $45.4 million could be transferred to the Corporation in the form of cash dividends, subject to the capital needs of each subsidiary.
Liquidity
The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Banks have an acceptable liquidity percentage to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for additional information.
Federal Reserve System
The Banks are required to maintain reserves at specified levels against their transaction accounts and non-personal time deposits. As of December 31, 2009, the Banks were in compliance with these requirements.
Federal Home Loan Bank System
The Banks are members of the Federal Home Loan Bank of Chicago (FHLB). The FHLB serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.
As a member, each Bank is required to own shares of capital stock in the FHLB in an amount equal to the greatest of $500, 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 20% of its outstanding advances. The FHLB also imposes various limitations on advances relating to the amount and type of collateral, the amount of advances and other items. At December 31, 2009, the Banks owned a total of $2.4 million in FHLB stock and both were in compliance with FHLB requirements. The Banks received no dividends from the FHLB for the years ended December 31, 2009, and 2008. Outstanding FHLB advances as of December 31, 2009 and 2008 were $18.5 million and $33.5 million, respectively.
Since October 2007, the FHLB has been under a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless FHLB has received approval of the Director of the Office of Supervision of the Finance Board. FHLB has not declared or paid a dividend since the third quarter of 2007. As a result of this consensual cease and desist order, the Banks do not expect dividend income from their holdings of FHLB stock to be a significant source of income for the foreseeable future. The Banks currently hold $2.4 million, at cost, of FHLB stock, of which $1.2 million is deemed voluntary stock. We believe we will ultimately recover the value of this stock. Refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for further discussion relating to the impact of this order on our ability to obtain resources from the FHLB to meet the liquidity needs of the Banks.

Transactions with Affiliates
The Banks’ loans to their own and the Corporation’s executive officers, directors and owners of greater than 10% of any of their respective stock (so-called “insiders”) and any entities affiliated with such insiders are subject to the conditions and limitations under Section 23A of the Federal Reserve Act and the Federal Reserve Bank’s Regulation O. In general, the provisions of Section 23A require that transactions between a banking institution or its subsidiaries and such institution’s affiliates be on terms as favorable to the institution as transactions with non-affiliates. In addition, these provisions contain certain restrictions on loans to affiliates, restricting such loans to a percentage of the institution’s capital. A covered “affiliate,” for purposes of these provisions, would include the Corporation and any other company that is under our common control. Certain transactions with our directors, officers or controlling persons are also subject to conflict of interest regulations. Among other things, these regulations require that loans to such persons and their related interests be made on terms substantially the same as for loans to unaffiliated individuals and must not create an abnormal risk of repayment or other unfavorable features for the Banks in accordance with Regulation O. The Banks can make exceptions to the foregoing procedures if they offer extensions of credit that are widely available to employees of the Banks and that do not give any preference to insiders over other employees of the Banks.
Privacy
Financial institutions are required by statute and regulation to disclose their privacy policies. In addition, such financial institutions must appropriately safeguard their clients’ nonpublic, personal information.
Community Reinvestment Act Requirements
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
Anti – Money Laundering
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the Patriot Act) is designed to deny terrorists and criminals the ability to obtain access to the United States financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to implement additional policies and procedures with respect to additional measures designed to address any or all of the following matters: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities.
Commercial Real Estate Guidance
The FDIC’s Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (CRE Guidance) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (1) commercial real estate loans exceed 300% of capital and increased 50% or more in the preceding three years or (2) construction and land development loans exceed 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on our current loan portfolio, our Banks do not exceed these guidelines. Eventhough the banks do not exceed these regulatory guidelines, we believe that we have taken appropriate precautions to address the risks associated with our concentrations in commercial real estate lending. We do not expect the CRE Guidance to adversely affect our operations or our ability to execute our growth strategy.

Processing of Deposit Accounts in the Event of an Insured Depository Institution Failure
The FDIC issued a final rule establishing practices for determining deposit and other liability account balances at a failed insured depository institution. The final rule requires institutions to prominently disclose to sweep account clients whether the swept funds are deposits and the status of the swept funds if the institution were to fail. The final rule became effective on March 4, 2009; however, the effective date of the sweep account disclosure requirements was July 1, 2009. We do not transfer deposit funds to sweep investments outside of the Banks, and therefore, the deposit funds would be FDIC insured under their established limits.
Other Regulations
The Banks are also subject to a variety of other regulations with respect to the operation of their businesses, including but not limited to Fair and Accurate Transactions Act, Truth in Lending Act, Truth in Savings Act, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, Funds Availability Act, Privacy of Consumer Financial Information Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Debt Collection Practices Act and the Fair Credit Reporting Act.
Changing Regulatory Structure
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
Monetary Policy
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
Corey A. Chambas, age 47, has served as the President and Chief Executive Officer of First Business Financial Services, Inc. since December 2006. Mr. Chambas joined the Corporation in 1993 and has held various positions including Chief Operating Officer, Executive Vice President, and Chief Executive Officer of First Business Bank. Mr. Chambas has over 25 years of commercial banking experience. Prior to joining the Corporation, he was a Vice President of Commercial Lending with M&I Bank in Madison, Wisconsin.

James F. Ropella, age 50, has served as Senior Vice President and Chief Financial Officer of the Corporation since September 2000. Mr. Ropella also serves as the Chief Financial Officer of the subsidiaries of the Corporation. Mr. Ropella has 22 years of experience in finance and accounting, primarily in the banking industry. Prior to joining First Business Financial Services, Inc., Mr. Ropella was Treasurer of a consumer products company. Prior to that, he was Treasurer of Firstar Corporation, now known as US Bank.
Michael J. Losenegger, age 52, has served as Chief Operating Officer of First Business Financial Services, Inc. since September 2006. Mr. Losenegger joined the Corporation in 2003 and has held various positions with First Business Bank including Chief Executive Officer, Chief Operating Officer and Senior Vice President of Business Development. Mr. Losenegger has over 23 years of experience in commercial lending. Prior to joining the Corporation, Mr. Losenegger was Senior Vice President of Lending at M&I Bank in Madison, Wisconsin.
Barbara M. Conley, age 56, joined First Business Financial Services, Inc. in December 2007 as Senior Vice President, General Counsel and Corporate Secretary. Ms. Conley has over 25 years of experience in commercial banking. Directly prior to joining the Corporation in 2007, Ms. Conley was a Senior Vice President in Corporate Banking with Associated Bank. She had been employed at Associated Bank since May 1976.
Mark J. Meloy, age 48, has served as President and Chief Executive Officer of First Business Bank since December 2007. Mr. Meloy joined the Corporation in 2000 and has held various positions including Executive Vice President of First Business Bank and President and Chief Executive Officer of First Business Bank – Milwaukee. Mr. Meloy has over 25 years of commercial lending experience. Prior to joining the Corporation, Mr. Meloy was a Vice President and Senior Relationship Manager with Firstar Bank, NA, Cedar Rapids, Iowa and Milwaukee, Wisconsin, working in their financial institutions group with mergers and acquisition financing.
Joan A. Burke, age 58, has served as President of First Business Bank’s Trust Division since September 2001. Ms. Burke has over 30 years of experience in providing trust and investment advice. Prior to joining the Corporation, Ms. Burke was the President, Chief Executive Officer and Chairperson of the Board of Johnson Trust Company and certain of its affiliates.
Charles H. Batson, age 56, has served as the President and Chief Executive Officer of First Business Capital Corp since January 2006. Mr. Batson has 32 years of experience in asset-based lending. Directly prior to joining First Business Capital Corp., Mr. Batson served as Vice President and Business Development Manager for Wells Fargo Business Credit, Inc. since 1990.
David J. Vetta, age 55, has served as President and Chief Executive Officer of First Business Bank-Milwaukee since January 2007. Directly prior to joining First Business Bank – Milwaukee, Mr. Vetta was Managing Director at JP Morgan Chase since 1992 and affiliated with JP Morgan Chase and its predecessor companies since 1976.

Item 1A.	Risk Factors
You should carefully read and consider the following risks and uncertainties because they could materially and adversely affect our business, financial condition and results of operations.

Adverse changes in economic conditions, particularly a continuing or worsening slowdown in Dane, Waukesha and Outagamie counties where our business is concentrated, could harm our business.
Our success depends on the economic conditions in the U.S. and general economic conditions in the specific local markets in which we operate, principally in Dane County, Wisconsin and to a lesser extent, Waukesha County, Wisconsin, and Outagamie County, Wisconsin. The origination of loans secured by real estate and business assets of those businesses is our primary business and our principal source of profits. Client demand for loans could be reduced further by a continued weakening economy, further increase in unemployment or an increase in interest rates in these areas. The duration and severity of the economic decline, including the decline in real estate and equipment values, that is prevailing in these areas could reduce our growth rate, impair our ability to collect loans or attract deposits, cause loans to become inadequately collateralized and generally have an adverse impact on our results of operations and financial condition.
The national and global economic downturn has resulted in unprecedented levels of financial market volatility which has depressed the overall market value of financial institutions, limited access to capital, and has had a material adverse effect on the financial condition or results of banking companies in general and our Corporation. UST and FDIC programs were initiated to address economic stabilization. There can be no assurance that the actions taken by the U.S. Government, FRB and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market responses to those actions, will achieve their intended effect or will be continued. Actions included the CPP, the temporary liquidity guarantee program, and temporary increases in FDIC insurance levels.
Declines in fair market values of commercial real estate or equipment provided as collateral could increase our exposure to future probable losses.
The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact collateral coverage associated with our commercial real estate portfolio possibly leading to increased specific reserves or charge-offs. We also provide lending collateralized by general business assets including accounts receivable, inventory, and business equipment. Significant adverse changes in various industries could cause rapid declines in values and collectibility associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs may have a material adverse impact on our results of operation.
Our loan portfolio has a concentration of commercial real estate loans.
We have a concentration of commercial real estate in the primary markets we service. Commercial real estate lending typically involves larger loan principal amounts than that for residential mortgage loans or consumer loans. Commercial real estate loans have historically been viewed as having more inherent risk of default implying a higher potential loss on an individual loan basis. The repayment of these loans generally is dependent on sufficient income from the properties securing the loans to cover operating expenses and debt service. Payments on loans secured by commercial real estate are often dependent upon the successful operation and management of the properties. Therefore repayment of these loans may be affected by factors outside the borrower’s control, including adverse conditions in the real estate market or the economy. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be impacted. The deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans results in a loss of earnings from these loans and could result in an increase in the provision for loan and lease loss and an increase in charge-offs, all of which could have a material adverse impact on our net income.

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
We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We may decide to raise additional capital to support growth, either internally or through acquisitions. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot be certain of our ability to raise additional capital on acceptable terms or at all in the future if needed. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth, deposit gathering and acquisitions could be materially impacted. The current economic environment, the significant decline of financial institution stock prices and the overall condition of capital markets provide for uncertainty of when capital on acceptable terms will be available.
We rely, in part, on external financing to fund our operations and the lack of availability of such funds in the future could adversely affect our operations.
Our ability to implement our business strategy will depend on our ability to obtain funding for loan originations, working capital and other general corporate purposes. If our core banking and commercial deposits are not sufficient to meet our funding needs, we may increase our utilization of brokered deposits, FHLB advances and other wholesale funding sources necessary to fund desired growth levels. Because these funds generally are more sensitive to interest rate changes than our core deposits, they are more likely to move to the highest rate available. In addition, the use of brokered deposits without regulatory approval is limited to banks that are “well capitalized” according to regulation. If our Banks are unable to maintain their capital levels at “well capitalized” minimums, we could lose a significant source of funding, which would force us to utilize additional wholesale funding or potentially sell loans at a time when loan sales pricing may be unfavorable. To the extent we are not successful in obtaining such funding, we will be unable to implement our strategy as planned, which would have a material adverse effect on our financial condition, results of operations and cash flows.

Our financial condition and results of operations could be negatively affected if we fail to effectively execute our strategic plan.
Our ability to increase profitability will depend on a variety of factors including the identification of desirable business opportunities, competitive responses from financial institutions in our market areas and our ability to manage liquidity and funding sources. While we believe we have the management resources and internal systems in place to successfully manage our strategic plan, there can be no assurances that opportunities will be available and that the strategic plan will be successfully managed.
Competition from other financial institutions could adversely affect our profitability.
We encounter heavy competition in attracting commercial loan, equipment finance and deposit clients as well as trust and investment clients. We believe the principal factors that are used to attract core deposit accounts and that distinguish one financial institution from another include value-added relationships, rates of return, types of accounts, service fees, convenience of office locations and hours and quality of service to the depositors. We believe the primary factors in competing for commercial loans are interest rates, loan fee charges, loan structure and timeliness and quality of service to the borrower.
Our competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms and investment banking firms. Our market areas include branches of several commercial banks that are substantially larger in terms of loans and deposits. Furthermore, tax exempt credit unions operate in most of our market areas and aggressively price their products and services to a large portion of the market. We also compete with regional and national financial institutions, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition and more resources and collective experience than us. Our profitability depends, in part, upon our ability to successfully maintain and increase market share.
We rely on our management, and the loss of one or more of those managers may harm our business.
Our success has been and will be greatly influenced by our continuing ability to retain the services of our existing senior management and, as we expand, to attract and retain additional qualified senior and middle management. The unexpected loss of key management personnel or the inability to recruit and retain qualified personnel in the future could have an adverse effect on our business and financial results.
Variations in interest rates may harm our financial results.
We are subject to interest rate risk. Changes in the interest rate environment, whether as a result of changes in monetary policies of the FRB or otherwise, may reduce our profits. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. They are also affected by the proportion of interest-earning assets that are funded by interest-bearing liabilities. Loan volume and yield are affected by market interest rates on loans, and increasing interest rates are generally associated with a lower volume of loan originations. There is no assurance that we can minimize our interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay their obligations if the reason for that increase in rates is not a result of a general expansion of the economy. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume and overall profitability.

We are subject to extensive regulation, and changes in banking laws and regulations could adversely affect our business.
Our businesses are subject to extensive state and federal government supervision, regulation, and control. Existing state and federal banking laws subject us to substantial limitations with respect to loans, purchases of securities, payment of dividends and many other aspects of our businesses. There can be no assurance that future legislation or government policy will not adversely affect the banking industry and our operations by further restricting activities or increasing the cost of compliance. See Item 1, Business – Supervision and Regulation.
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
The banking industry is constantly subject to technological changes with frequent introductions of new technology-driven products and services. In addition to better serving clients, the effective use of technology increases our efficiency and enables our financial institutions to reduce costs. Our future success will depend in part on our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as create additional efficiencies in our operations. A number of our competitors have substantially greater resources to invest in technological improvements, as well as significant economies of scale. There can be no assurance that we will be able to implement new technology-driven products and services to our clients. If we fail to do so, our ability to attract and retain clients may be adversely affected.
Our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in or disruption to, our business and a negative impact on the results of operations.
We rely heavily on communications and information systems to conduct our business and our operations are dependent on our ability to protect our systems against damage from fire, power loss, or telecommunication failure. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of our third-party service providers. Any failure, interruption or breach in security of these systems, whether due to severe weather, natural disasters, acts of war or terrorism, criminal activity or other factors, could result in failures or disruptions in general ledger, deposit, loan, client relationship management and other systems. While we have a business continuity plan and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of clients, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations.

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
General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends could also cause our stock price to decrease regardless of operating results.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The following table provides certain summary information with respect to the principal properties that we leased as of December 31, 2009:

		Expiration
Location	Function	Date
401 Charmany Drive, Madison, WI	Full service banking location of First Business Bank and office of First Business Financial Services, Inc.	2016

18500 W. Corporate Drive, Brookfield, WI	Full service banking location of First Business Bank – Milwaukee	2010

3913 West Prospect Avenue, Appleton, WI	Loan production office of First Business Bank	2017

230 Ohio Street, Oshkosh, WI	Loan production office of First Business Bank	2017

FBB also conducts trust and investment business from a limited purpose branch located at 3500 University Avenue, Madison, Wisconsin. Office space is also leased in Burnsville, Minnesota, Independence, Ohio, St. Louis, Missouri, Chicago, Illinois and Green Bay, WI under short-term lease agreements which have terms of less than one year. See Note 6 and Note 15 to the Consolidated Financial Statements for more information regarding leasehold improvements and equipment and operating lease agreements.

Item 3.	Legal Proceedings
We believe that no litigation is threatened or pending in which we face potential loss or exposure which could materially affect our consolidated financial position, consolidated results of operations or cash flows. Since our subsidiaries act as depositories of funds and trust agents, they are occasionally named as defendants in lawsuits involving claims to the ownership of funds in particular accounts. This and other litigation is incidental to our business.

Item 4.	Reserved
PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of FBFS is traded on the Nasdaq National Market under the symbol “FBIZ”. As of January 31, 2010, there were 453 registered shareholders of record of FBFS common stock. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares is approximately 379.
The following table presents the range of high and low closing sale prices of our common stock for each quarter within the two most recent fiscal years, according to information available, and cash dividends declared for the years ended December 31, 2009 and 2008, respectively.

	High	Low	Dividend Declared
2009
1st Quarter	$15.08	$10.50	$0.07
2nd Quarter	13.95	10.45	0.07
3rd Quarter	11.72	7.70	0.07
4th Quarter	10.42	9.10	0.07

2008
1st Quarter	$17.94	$15.90	$0.07
2nd Quarter	19.64	15.53	0.07
3rd Quarter	17.48	14.01	0.07
4th Quarter	17.25	13.00	0.07
The timing and amount of future dividends are at the discretion of the Board of Directors of the Corporation (the Board) and will depend upon the consolidated earnings, financial condition, liquidity and capital requirements of the Corporation and its subsidiaries, the amount of cash dividends paid to the Corporation by its subsidiaries, applicable government regulations and policies and other factors considered relevant by the Board. Refer to Item 1, Business – Supervision and Regulation for additional discussion regarding the limitations on dividends and other capital contributions by the Banks to the Corporation. The Board anticipates it will continue to pay dividends in amounts determined based on the above factors.

The following table summarizes compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2009.

Equity Compensation Plan Information
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants, and rights.	warrants, and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	142,790	$22.01	135,404
On November 20, 2007, the Corporation publicly announced a stock repurchase program whereby the Corporation would repurchase up to approximately $1,000,000 of the Corporation’s outstanding stock. There currently is no expiration date to this stock repurchase program.

Issuer Purchases of Securities
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	Per Share	or Programs	Programs

October 1 – 31, 2009	—	—	—	$177,150
November 1 – 30, 2009	—	—	—	177,150
December 1 – 31, 2009	—	—	—	177,150

Item 6.	Selected Consolidated Financial Data
Three Year Comparison of Selected Consolidated Financial Data

	As of and for the Year Ended December 31,
	2009	2008	2007
	(Dollars In Thousands, Except Share Data)
FOR THE YEAR:
Interest income	$56,356	$59,773	$59,488
Interest expense	28,322	33,515	36,280

Net interest income	28,034	26,258	23,208
Provision for loan and lease losses	8,225	4,299	2,904
Non-interest income	6,450	5,105	4,383
Non-interest expense	23,810	20,841	19,624
Loss on foreclosed properties	691	1,043	—
Income tax expense	717	2,056	1,807

Net income	$1,041	$3,124	$3,256

Yield on earning assets	5.57%	6.39%	7.36%
Cost of funds	3.03	3.89	4.91
Interest rate spread	2.53	2.50	2.45
Net interest margin	2.77	2.81	2.87
Return on average assets	0.10	0.32	0.39
Return on average equity	1.90	6.11	6.86

ENDING BALANCE SHEET:
Total Assets	$1,117,436	$1,010,786	$918,438
Securities	122,286	109,124	97,378
Loans and leases, net	839,807	840,546	771,633
Deposits	984,374	838,874	776,060
Borrowed funds	57,515	94,526	81,986
Junior subordinated notes	10,315	10,315	—
Stockholders’ equity	54,393	53,006	48,552

FINANCIAL CONDITION ANALYSIS:
Allowance for loan losses to year-end loans	1.65%	1.39%	1.26%
Allowance to non-accrual loans	50.76	72.74	111.17
Net charge-offs to average loans	0.69	0.28	0.19
Non-accrual loans to gross loans	3.26	1.91	1.13
Average equity to average assets	5.19	5.27	5.64

STOCKHOLDERS’ DATA:
Basic earnings per share(1)	$0.41	$1.24	$1.29
Diluted earnings per share(1)	0.41	1.24	1.29
Book value per share at end of period	21.42	20.82	19.35
Dividend declared per share	0.28	0.28	0.26
Dividend payout ratio	68.29%	22.58%	20.15%
Shares outstanding	2,539,306	2,545,546	2,509,213

(1)	Basic and diluted earnings per share for 2008 and 2007 have been restated due to the adoption of a new accounting pronouncement. Refer to Note 1 in the Notes to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Beginning in 2008, continuing throughout 2009 and into 2010, the U.S. and world economies have experienced unprecedented changes in the capital and credit markets that have adversely affected the U.S. banking industry. The turmoil in the credit and capital markets has adversely impacted real estate values, businesses and the demand for credit, and the overall economic climate. Many financial institutions have sought merger partners or buyers, been forced to raise additional capital or forced into FDIC receivership by their primary regulator. The U.S. government has instituted several programs to stabilize the U.S. financial system and/or stimulate the U.S. economy that, among other things, were directed at increasing the capital bases of financial institutions.
The current economic environment presents significant challenges for us and our industry. We believe that our historic policies and underwriting practices, which we believe to be conservative, have left us relatively well-positioned in the current economic climate as compared to many U.S. financial institutions.
Our profitability depends on our ability to execute our strategic plan. Our plan emphasizes improving the overall quality of our loan and lease portfolio, minimizing loan and lease loss specific reserves and charge-offs, generating organic growth in our loan and lease portfolios and increasing our market share of in-market core deposits. Given a troubled economy throughout 2009, there were limited opportunities to grow the loan and lease portfolios of the Banks with appropriate quality and there was additional stress on our loan and lease portfolios. Therefore, our focus in 2009 was to closely monitor our loan portfolio, work through identified credit issues, maintain adequate capital levels and build prudent liquidity to be able to position the Banks for a return to a growth strategy and navigate through the economic turmoil. While our long term strategic plan remains the same, current weak economic conditions will dictate similar areas of focus in the near term.
As of December 31, 2009, our capital position and the capital position of each of our Banks is greater than regulatory minimum requirements and each of our Bank’s regulatory capital is greater than the level required to be “well capitalized” under Prompt Corrective Action Requirements.
In March 2009, we were approved to participate in the CPP offered by the UST. Subsequently, our Board elected not to participate in this program after fully evaluating the related costs and benefits, as well as the potential impact on the long-term value of our common stock outstanding.
Operational highlights
•	Our total assets increased to $1.1 billion as of December 31, 2009, a 10.5% increase as compared to $1.0 billion at December 31, 2008. The asset growth was primarily in our short-term investments which increased by approximately $99.7 million to $104.2 million at December 31, 2009 from $4.5 million at December 31, 2008. The majority of our short-term investments are maintained in balances with the Federal Reserve Bank. We view liquidity and safety and soundness to be a priority. Maintaining this level of liquidity with the Federal Reserve Bank was deemed a prudent business decision as we continue to navigate through the economic challenges that we currently face.
•	Net income for the year ended December 31, 2009 was $1.0 million compared to $3.1 million for the year ending December 31, 2008. The decline in net income is primarily attributable to an increase in the provision for loan and lease losses, increased collateral liquidation costs, and increased FDIC insurance expense.
•	Return on average equity was 1.90% in 2009 compared to 6.11% in 2008.
•	Top line revenue, which consists of net interest revenue and non-interest income, increased 10.0% to $34.5 million in 2009 compared to $31.4 million in 2008.
•	Our net interest margin decreased slightly to 2.77% for 2009 as compared to 2.81% for 2008.
•	Non-accrual loans and leases increased approximately $11.5 million, or 70.9%, to $27.8 million as of December 31, 2009 from $16.3 million as of December 31, 2008.

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
We have completed our evaluation of the new Wisconsin Department of Revenue tax legislation and have concluded that our Nevada Investment subsidiaries will be included in the unitary group and are subject to Wisconsin income tax beginning on January 1, 2009. The adoption of the combined reporting rules had minimal impact on the consolidated financial results of the Corporation. Please refer to Note 16 in the Notes to the Consolidated Financial Statements for further details.
Like many financial institutions located in Wisconsin, FBB established a Nevada subsidiary for the purpose of investing and managing the Bank’s investment portfolio and purchasing a portion of FBB’s loans. FBB’s Nevada investment subsidiaries now hold and manage these assets. FBCC established a Nevada subsidiary for the purpose of purchasing FBCC’s loans. The investment subsidiaries have not filed returns with, or paid income or franchise taxes to, the State of Wisconsin. The Wisconsin Department of Revenue (the Department) implemented a program to audit Wisconsin financial institutions which formed investment subsidiaries located outside of Wisconsin, and the Department has generally indicated that it intends to assess income or franchise taxes on the income of the out-of-state investment subsidiaries of Wisconsin financial institutions. FBB received a Notice of Audit from the Department that covers the years from 1999 through 2005 and relates primarily to the issue of income of the Nevada investment subsidiaries. FBCC received a Notice of Audit from the Department that covers the years from 2001 through 2005. During 2004, the Department offered a blanket settlement agreement to most banks in Wisconsin having Nevada investment subsidiaries. The Department has not issued an assessment to FBB or FBCC, but the Department has stated that it intends to do so if the matter is not settled.
Prior to the formation of the investment subsidiaries, we obtained private letter rulings from the Department regarding the non-taxability of income generated by the investment subsidiaries in the State of Wisconsin. We believe we complied with Wisconsin law and the private rulings received from the Department. Should an assessment be forthcoming, we intend to defend our position vigorously through the normal administrative appeals process in place at the Department and through other judicial channels should they become necessary. Although we will vigorously oppose any such assessment, there can be no assurance that the Department will not be successful in whole or in part in its efforts to tax the income of our Nevada investment subsidiaries. We recorded, as a component of current state income tax expense, an estimated liability including interest which is the most likely amount within a range of probable settlement amounts relating to the taxation of income generated by the Nevada subsidiaries prior to January 1, 2009. In 2009, we continued to accrue interest related to the uncertain tax position surrounding this issue. We do not expect the resolution of this matter to materially affect our consolidated results of operations and financial position beyond the amounts accrued.

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
Allowance for Loan and Lease Losses. The allowance for loan and lease losses represents our recognition of the risks of extending credit and our evaluation of the quality of the loan and lease portfolio and as such, requires the use of judgment as well as other systematic objective and quantitative methods. The risks of extending credit and the accuracy of our evaluation of the quality of the loan and lease portfolio are neither static nor mutually exclusive and could result in a material impact on our consolidated financial statements. We could over-estimate the quality of the loan and lease portfolio resulting in a lower allowance for loan and lease losses than necessary, overstating net income and equity. Conversely, we could under-estimate the quality of the loan and lease portfolio, resulting in a higher allowance for loan and lease losses than necessary, understating net income and equity. The allowance for loan and lease losses is a valuation allowance for probable credit losses, increased by the provision for loan and lease losses and decreased by charge-offs, net of recoveries. We estimate the allowance reserve balance required and the related provision for loan and lease losses based on monthly evaluations of the loan and lease portfolio, with particular attention paid to loans and leases that have been specifically identified as needing additional management analysis because of the potential for further problems. During these evaluations, consideration is also given to such factors as the level and composition of impaired and other non-performing loans and leases, historical loss experience, results of examinations by regulatory agencies, independent loan and lease reviews, the market value of collateral, the strength and availability of guarantees, concentration of credits and other factors. Allocations of the allowance may be made for specific loans or leases, but the entire allowance is available for any loan or lease that, in our judgment, should be charged off. Loan and lease losses are charged against the allowance when we believe that the uncollectibility of a loan or lease balance is confirmed. See Note 1 to the Consolidated Financial Statements for further discussion of the allowance for loan and lease losses.
We also continue to pursue all practical and legal methods of collection, repossession and disposal of problem loans, and adhere to rigorous underwriting standards in our origination process in order to continue to maintain strong asset quality. Although we believe that the allowance for loan and lease losses is adequate based upon current evaluation of loan and lease delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Should the quality of loans or leases deteriorate, then the allowance for loan and lease losses would generally be expected to increase relative to total loans and leases. When loan or lease quality improves, then the allowance would generally be expected to decrease relative to total loans and leases.

Income Taxes. FBFS and its wholly owned subsidiaries file a consolidated federal income tax return and effective January 1, 2009, a combined Wisconsin state tax return. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The determination of current and deferred income taxes is based on complex analyses of many factors, including the interpretation of federal and state income tax laws, the difference between the tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts currently due or owed, such as the timing of reversals of temporary differences and current accounting standards. We apply a more likely than not approach to each of our tax positions when determining the amount of tax benefit to record in our consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. We have made our best estimate of valuation allowances utilizing positive and negative evidence and evaluation of sources of taxable income including tax planning strategies and expected reversals of timing differences to determine our best estimate of valuation allowances needed for deferred tax assets on certain net operating loss carryforwards and other temporary differences. Realization of deferred tax assets over time is dependent on our ability to generate sufficient taxable earnings in future periods. A valuation allowance has been established for the future benefits attributable to certain of our state net operating losses. We have also made our best estimate of the probable loss related to a state tax exposure matter. These estimates are subject to change. Changes in these estimates could adversely affect future consolidated results of operations.
FBFS and its subsidiaries have state net operating loss (NOL) carryforwards as of December 31, 2009 of approximately $49.4 million, which expire in years 2010 through 2025. The majority of the state NOL carryforwards are attributable to the State of Wisconsin. We have established a valuation allowance of approximately $24.3 million for the NOL carryforwards. See Note 16 to the Consolidated Financial Statements for further discussion of income taxes. The federal and state taxing authorities who make assessments based on their determination of tax laws may periodically review our interpretation of federal and state income tax laws. Tax liabilities could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities based on the completion of taxing authority examinations.
Goodwill and Other Intangible Assets. Goodwill was recorded as a result of the acquisition of the 49% interest in the Business Banc Group (BBG) on June 1, 2004, the purchase price of which exceeded the fair value of the net assets acquired. Goodwill is reviewed at least annually, as of June 30, for impairment. This review requires judgment. If goodwill is determined to be impaired, a reduction in value would be expensed in the period in which it became impaired. No impairments have been recognized for the years ended December 31, 2009 or 2008. Our goodwill impairment evaluation is based upon discounted cash flows of the subsidiary reporting unit with further evaluation of the consolidated entity market capitalization. A series of assumptions, including the discount rate applied to the estimated future cash flows, are embedded within the evaluation. These assumptions and estimates are subject to uncertainties. There can be no assurances that discount rates will not increase, projected earnings and cash flows of our subsidiary reporting unit will not decline, and facts and circumstances influencing our consolidated market capitalization will not be altered. Accordingly, an impairment charge to goodwill and other intangible assets may be required if the book equity of our subsidiary reporting unit exceeds its fair value. An impairment charge to goodwill could have an adverse impact on future consolidated results of operations. See Note 1 and Note 7 to the Consolidated Financial Statements for further discussion of goodwill and other intangible assets.
Judgment is also used in the valuation of other intangible assets consisting of a core deposit intangible and a client list from a purchased brokerage/investment business. Core deposit intangibles were recorded for core deposits acquired in the BBG acquisition which was accounted for using the purchase method of accounting. The core deposit intangible assets were recorded under the presumption that they provide a more favorable source of funding than wholesale borrowings. An intangible asset was recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. The original estimate of the underlying lives of core deposits is fifteen years and ten years for the client list. These definite life intangible assets are amortized over the expected useful life. If it is determined that the deposits or the client list have shorter lives, the assets will be adjusted and an expense will be recorded for the amount that is impaired. No adjustments to the estimated useful lives of these intangible assets were made during the years ended December 31, 2009 or 2008.

Results of Operations
Comparison of the Years Ended December 31, 2009 and 2008
Overview. Net income for the year ended December 31, 2009 was $1.0 million, a decline of 66.7%, or $2.1 million, from $3.1 million for the year ended December 31, 2008. The principal factors that contributed to this decline include an increase in the provision for loan and lease losses and an increase in certain non-interest expenses. The provision for loan and lease losses increased $3.9 million primarily as a result of charges to the provision for the amount necessary to cover higher than anticipated charge-offs due to further deterioration of market conditions and increases in our general reserves caused by changes in our subjective criteria used to identify probable losses within the loan and lease portfolio. Non-interest expenses increased $2.6 million primarily due to increases in FDIC insurance expense and increased collateral liquidation costs. Positive factors partially offsetting the decline in net income include an increase in net interest income of $1.8 million and a $1.3 million increase in non-interest income which was primarily driven by increased service charges on deposits, increased loan fees and gains on sales of securities. Both basic earnings and diluted earnings per share were $0.41 for the year ended December 31, 2009. Both basic and diluted earnings per share were $1.24 for the year ended December 31, 2008. The decline in both basic and diluted earnings per share was directly related to the 66.7% decline in net income for the year ended December 31, 2009. Return on average assets and return on average equity were 0.10% and 1.90%, respectively, for the year ended December 31, 2009 compared to 0.32% and 6.11%, respectively, for the year ended December 31, 2008.
Top Line Revenue. Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. Top line revenue increased by approximately 10.0% from the prior year. The components of top line revenue were as follows:

	For the Year Ended
	December 31,
	2009	2008	Change
	(Dollars In Thousands)
Net interest income	$28,034	$26,258	6.8%
Non-interest income	6,450	5,105	26.3

Total top line revenue	$34,484	$31,363	10.0

Adjusted Net Income. Adjusted net income is comprised of our net income as presented under generally accepted accounting principles (GAAP) adjusted for the after tax effects of the provision for loan and lease losses and actual net charge-offs incurred during the year. Historically, we experienced substantial organic growth in our loan and lease portfolio. As a result of this organic growth and the need for an additional provision for loan and lease losses required to support the increased inherent risk associated with a growing portfolio, we adjusted our GAAP net income for the after tax effects of the provision for loan and lease losses and related net charge-off activities to allow our management to better analyze the growth of our earnings, including a comparison to our benchmark peers. Institutions with different loan and lease growth rates may not have comparable provisions for loan and lease loss amounts and net charge-off activity. In our judgment, presenting net income excluding the after tax effects of the provision for loan and lease losses and actual net charge-offs allows investors to trend, analyze and benchmark our results of operations in a more meaningful manner. Our adjusted net income declined by 44.1% to $2.4 million for the year ended December 31, 2009 compared to $4.3 million for the year ended December 31, 2008. The decline in adjusted net income was primarily driven by the increased charge-offs recorded during 2009 coupled with increased collateral liquidation costs incurred to work through an increase in the number of impaired loans and leases in the loan and lease portfolio and a substantial increase in FDIC insurance expense. Adjusted net income is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP. A reconciliation of net income to adjusted net income is as follows:

	For the Year Ended December 31,
	2009	2008	Change
	(Dollars in Thousands)
Net income, presented under US GAAP	$1,041	$3,124	(66.7)%
Add back:
Provision for loan and lease losses, after tax	5,000	2,613	91.4
Less:
Net charge-offs, net of tax	3,616	1,402	157.9

Adjusted net income	$2,425	$4,335	(44.1)

Return on Equity. Return on equity for the year ended December 31, 2009 was 1.90% compared to 6.11% for the year ended December 31, 2008. The decline in return on equity was directly related to the decline in net income which was caused by increased provision for loan and lease losses, increased collateral liquidation costs, and increased FDIC insurance expense, including a special assessment accrued for during the second quarter of 2009, along with other factors discussed throughout this Annual Report on Form 10-K, partially offset by increases in net interest income and non-interest income. We view return on equity as an important measurement for monitoring profitability and we are continuing to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit.
Net Interest Income. Net interest income is dependent on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management strategies used by management in responding to such changes. The dollar volume of loans, leases and investments compared to the dollar volume of deposits and borrowings, combined with the interest rate spread, produces the changes in net interest income between periods. The table below provides information with respect to (1) the effect on interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the effect on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the changes in rate/volume (changes in rate multiplied by changes in volume) for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Rate/Volume Analysis

	Increase (Decrease) for the Year Ended December 31,
	2009 Compared to 2008
			Rate/
	Rate	Volume	Volume	Net
	(In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans	$(4,625)	$3,092	$(412)	$(1,945)
Commercial and industrial loans	(403)	(1,027)	24	(1,406)
Leases	(30)	75	(1)	44
Consumer loans	(159)	(57)	7	(209)

Total loans and leases receivable	(5,217)	2,083	(382)	(3,516)
Mortgage-related securities	(411)	570	(50)	109
Investment securities	—	(10)	—	(10)
FHLB Stock	—	—	—	—
Short-term investments	(75)	624	(549)	—

Total net change in income on interest-earning assets	(5,703)	3,267	(981)	(3,417)

Interest-Bearing Liabilities
NOW accounts	(767)	64	(48)	(751)
Money market	(619)	1,163	(269)	275
Certificates of deposit	(949)	1,654	(577)	128
Brokered certificates of deposit	(3,569)	(1,321)	205	(4,685)

Total deposits	(5,904)	1,560	(689)	(5,033)
FHLB advances	102	(563)	(42)	(503)
Other borrowings	(62)	(421)	10	(473)
Junior subordinated notes	(1)	821	(4)	816

Total net change in expense on interest-bearing liabilities	(5,865)	1,397	(725)	(5,193)

Net change in net interest income	$162	$1,870	$(256)	$1,776

The yield on earning assets was 5.57% for the year ended December 31, 2009, a decline of 82 basis points from 6.39% for the year ended December 31, 2008. Loan and lease yields were primarily impacted by a low interest rate environment and the re-pricing of adjustable rate loans mitigated by the existence of interest rate floors within the terms of the loan agreements. As of December 31, 2009, approximately 55% of our loan and lease portfolio had a fixed interest rate while another 26.3% of our loan and lease portfolio contained interest rate floors. The magnitude of the portfolio being fixed rate in nature or represented by “in-the-money” floors has protected our loan and lease portfolio yield from declines of the same magnitude as the overall interest rate environment. The average prime rate declined 183 basis points to 3.25% for the year ended December 31, 2009 compared to 5.08% for the same period of 2008. Our loan yield is affected by the level of non-accrual loans and by the varying amount of loan fees collected in lieu of interest. For the year ended December 31, 2009 as compared to the year ended December 31, 2008, the net effect of these factors was approximately only two basis points on the overall yield of the loan and lease portfolio.

The rate on interest-bearing liabilities was 3.03% for the year ended December 31, 2009, a decrease of 86 basis points from 3.89% for the comparable period of the prior year. Rates on interest-bearing deposits were 2.82% for the year ended December 31, 2009, a decrease of 97 basis points from 3.79% for the comparable period of the prior year. The decrease was primarily due to the overall lower rate environment partially offset by influences of competitive pricing and implied interest rate floors necessary to retain in-market deposit balances.
The average cost of borrowings including FHLB advances, other borrowings, and junior subordinated notes for the year ended December 31, 2009 was 5.61% compared to 4.86% for the year ended December 31, 2008. The increase in the weighted average cost of borrowings is primarily due to the timing of the issuance of our junior subordinated notes and the April 2009 re-issuance of approximately $31 million of subordinated debt. The junior subordinated notes were issued on September 26, 2008 and bear a fixed interest rate of 10.5%. We re-issued approximately $31 million of subordinated debt with increased spreads over the 1 Month LIBOR index and a floor of 5.5% where the prior year subordinated notes did not contain interest rate floors. The notes were re-issued in April 2009 and have been at their floor since the end of April 2009; however, this is partially offset by a decline in the average 1 Month LIBOR index year over year.
Net interest margin decreased to 2.77% for the year ended December 31, 2009 from 2.81% for the year ended December 31, 2008. The decline in net interest margin was primarily caused by our strategic shift toward increased on-balance sheet liquidity by maintaining a higher level of lower yielding, immediately available deposits with the Federal Reserve Bank and a decline in the relative contribution of net free funds to the net interest margin. In this challenging economic environment, we are generally implementing interest rate floors on new and renewed variable rate loans and increasing spreads on loans which have allowed us to increase our overall net interest spread. For the year ended December 31, 2009 average short-term investments were approximately $34.8 million and were earning approximately 24 basis points. This compares to an average balance of short-term investments for the year ended December 31, 2008 of $4.2 million yielding 2.04%. The substantial increase in the average balance of the short-term investments is directly related to our emphasis of increasing our on-balance sheet liquidity held on deposit with the Federal Reserve Bank.

Net Interest Income Information
Average Interest-Earning Assets, Average Interest-Bearing Liabilities, Interest Rate Spread and Net Interest Margin. The following table shows our average balances, interest, average rates, net interest margin and the spread between combined average rates earned on the our interest-earning assets and cost of interest-bearing liabilities for the periods indicated. The average balances are derived from average daily balances.

	For the Year Ended December 31,
	2009			2008
			Average			Average
	Average		yield/	Average		yield/
	balance	Interest	cost	balance	Interest	cost
	(Dollars In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans	$595,885	$32,794	5.50%	$547,177	$34,739	6.35%
Commercial and industrial loans	214,212	15,822	7.39	227,795	17,228	7.56
Leases	29,577	1,847	6.24	28,398	1,803	6.35
Consumer loans	21,583	1,005	4.66	22,648	1,214	5.36

Total loans and leases receivable(1)	861,257	51,468	5.98	826,018	54,984	6.66
Mortgage-related securities(2)	114,151	4,803	4.21	101,787	4,694	4.61
Investment securities(2)	—	—	—	261	10	3.83
Federal Home Loan Bank stock	2,367	—	—	2,367	—	—
Short-term investments	34,762	85	0.24	4,169	85	2.04

Total interest-earning assets	1,012,537	56,356	5.57	934,602	59,773	6.39
Non-interest-earning assets	40,779			34,758

Total assets	$1,053,316			$969,360

Interest-Bearing Liabilities
NOW accounts	$67,061	266	0.40	$63,089	1,017	1.61
Money market	214,751	2,953	1.38	149,727	2,678	1.79
Certificates of deposit	121,801	2,847	2.34	75,730	2,719	3.59
Brokered certificates of deposit	460,691	18,332	3.98	488,734	23,017	4.71

Total deposits	864,304	24,398	2.82	777,280	29,431	3.79
FHLB advances	18,873	880	4.66	31,840	1,383	4.34
Other borrowings	40,738	1,932	4.74	49,393	2,405	4.87
Junior subordinated notes	10,315	1,112	10.78	2,734	296	10.83

Total interest-bearing liabilities	934,230	28,322	3.03	861,247	33,515	3.89
Non-interest-bearing liabilities	64,398			57,009

Total liabilities	998,628			918,256
Stockholders’ equity	54,688			51,104

Total liabilities and stockholders’ equity	$1,053,316			$969,360

Net interest income/interest rate spread		$28,034	2.53%		$26,258	2.50%

Net interest-earning assets	$78,307			$73,355

Net interest margin			2.77%			2.81%
Average interest-earning assets to average interest-bearing liabilities	108.38%			108.52%
Return on average assets	0.10			0.32
Return on average equity	1.90			6.11
Average equity to average assets	5.19			5.27
Non-interest expense to average assets	2.33			2.26

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost of basis of assets held and available for sale.

Provision for Loan and Lease Losses. Our provision for loan and lease losses is dependent on credit quality and determined based upon the inherent credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions. To establish the appropriate level of the allowance for loan and lease losses, we regularly review our historical charge-off migration analysis and an analysis of the current level and trend of several factors that we believe may indicate losses in the loan and lease portfolio. These factors include delinquencies, volume, average size, average risk rating, technical defaults, unemployment rates, geographic concentrations, industry concentrations, loans and leases on the management attention watch list, experience in the credit granting functions and changes in underwriting standards, and level of non-performing assets and related fair value of underlying collateral. While we have made no significant changes to our loan and lease policies in 2009 or 2008, current economic conditions have caused us to add additional rigor to our underwriting and monitoring processes.
The provision for loan and lease losses totaled $8.2 million for the year ended December 31, 2009 compared to $4.3 million for the year ended December 31, 2008. During the year ended December 31, 2009, the significant factors influencing the provision for loan and lease losses were the following:
•	increasing the amount of the general reserve by approximately $2.0 million due to changes in the evaluation of the subjective factors including changes in the charge-off migration analysis for current year activity,
•	increasing the reserve by approximately $6.1 million for the amount necessary to cover higher than anticipated net charge-offs due to further deterioration of market conditions,
•	a net increase of approximately $429,000 due to required specific reserves on impaired loans and
•	decreasing the reserve by approximately $179,000 for decreased inherent risk associated with the net decline of non-impaired loans in the loan and lease portfolio.
Refer to Allowance for Loan and Lease Losses for further information.
Non-Interest Income. Non-interest income, consisting primarily of fees earned for trust and investment services, service charges and fees on deposits and loans and income from bank-owned life insurance, increased $1.3 million, or 26.3%, to $6.5 million for the year ended December 31, 2009, from $5.1 million for the year ended December 31, 2008.
Trust and investment services fee income declined by $50,000, or 2.6%, to $1.9 million for the year ended December 31, 2009 compared to $2.0 million for the year ended December 31, 2008. Trust and investment services fee income can be broken into two components including trust fee income and brokerage income. Trust fee income is driven by the market value of assets under management. Trust fee income remained flat at $1.6 million for the year ended December 31, 2009. As clients add or withdraw assets and market values fluctuate, so does trust fee income. At December 31, 2009, we had $323.3 million of trust assets under management. This is a $67.9 million, or 27.1%, increase in trust assets under management which were $255.4 million at December 31, 2008. The increase in trust assets under management is a result of the overall change in equity market values late in 2009 coupled with additional assets received from new and existing clients. In the six month period ending February 2009, the equity markets suffered their worst downturn since the Great Depression as measured by the performance of Dow Jones Industrial average. Equity markets had a significant recovery in the remaining ten months of 2009, but remained down over the two year period by more than 21% as measured by the Dow Jones Industrial average, thus affecting the level of trust fee income recorded. The second component of trust and investment services fee income relates to brokerage income. Brokerage income is comprised of commissions on trading activity and 12b-1 fees on mutual fund positions. As a result of changes in client activity, brokerage income decreased by approximately $90,000, or 23.0%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. As of December 31, 2009, the brokerage assets under administration increased by $17.3 million, or 16.2%, to $124.2 million compared to $106.8 million at December 31, 2008.

Service charges on deposits increased $438,000, or 39.8%, to $1.5 million for the year ended December 31, 2009 from $1.1 million for the year ended December 31, 2008. The increase in service charge income is in direct correlation to a lower interest rate environment. Our business demand deposit clients receive an earnings credit based upon current market rates and balances kept within our Banks. These earnings credits are utilized to reduce the service charges incurred on their deposit accounts. As the interest rate index utilized to calculate the earnings credit has fallen over the measurement period, the majority of our clients do not have sufficient earnings credits to fully eliminate the service charges on their accounts, resulting in increased service charge income recognized within our consolidated financial statements.
Loan fees increased approximately $415,000, or 65.3%, to $1.1 million for the year ended December 31, 2009 from $636,000 for the year ended December 31, 2008. Loan fees represent non-deferrable fees earned on loan activity and the revenue generated through our collateral audit process we perform to ensure the integrity of the collateral associated with our asset-based loans. The increase in loan fees was primarily related to additional audit fee income recognized.
During the third quarter of 2009, we sold approximately $15.0 million of collateralized mortgage obligations of government-sponsored enterprises in an effort to modify the overall risk profile of our investment portfolio. A gain of approximately $322,000 was recognized on the sale of these securities. Proceeds from the sale of these securities were used to purchase collateralized mortgage obligations of government agencies, or GNMA securities. GNMA securities are guaranteed by the U.S. federal government which reduces our overall exposure to other than temporary losses and have favorable capital treatment under the regulatory guidelines. No securities were sold during the year ended December 31, 2008.
Beginning in the third quarter of 2008, we offered interest rate swap products directly to our qualified commercial borrowers. We simultaneously economically hedged these client derivative transactions by entering into offsetting interest rate swap contracts with dealer counterparties. Derivative transactions executed as part of this program are not designated as hedge relationships and are marked-to-market through earnings each period. We recognize income in the consolidated income statements related to the initial fair value for the swaps which for the year ended December 31, 2009 and 2008 totaled $279,000 and $188,000, respectively. With changes in the economic environment and overall interest rate changes, our activity of closing interest rate swaps as a means to offer a fixed rate alternative to our clients has slowed. At this time, we do not expect a significant increase in our derivative portfolio. Change in fair value of non-hedge derivative contracts is included in other income in the consolidated statements of income. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value primarily offsetting through earnings each period. Each of the swap contracts include a credit risk component of the fair value calculation which is included in earnings but was not significant for the year ended December 31, 2009 and 2008.
Non-Interest Expense. Non-interest expense increased $2.6 million, or 12.0%, to $24.5 million for the year ended December 31, 2009 from $21.9 million for the comparable period of 2008, primarily due to an increase in FDIC insurance expense and an increase in collateral liquidation costs.
FDIC insurance expense was $2.2 million for the year ended December 31, 2009 compared to $599,000 for the year ended December 31, 2008. The increase in FDIC insurance expense is due to higher premium rates to reflect our participation in the temporary liquidity guarantee program, general overall increases in the rates charged by the FDIC applied to our larger deposit base and the recognition of a special assessment of approximately $481,000 that was paid during 2009. On December 31, 2009, the Banks prepaid their estimated regular insurance assessment for 2010, 2011 and 2012. The payment, in the amount of $5.4 million, is reflected as a prepaid asset in other assets in our consolidated balance sheet and will be amortized over the insurance coverage periods.

Collateral liquidation costs were $1.3 million for the year ended December 31, 2009 compared to $41,000 for the year ended December 31, 2008. These expenses represent costs incurred to work through our impaired loans. Collateral liquidation costs include legal expenses, rent expenses, shipping costs, warranty expenses, taxes incurred by the client and other necessary expenses required for us to pay to protect our security interest. It is doubtful that we will recoup these expenses and have recognized them through our consolidated results of operations as incurred. Our focus in 2009 was on working through our impaired loans and leases and resulted in the substantial increase in expense in 2009 as compared to 2008. While we will continue to work through our impaired loan portfolio, we do not expect the 2009 level of collateral liquidation costs to repeat in 2010.
Income Taxes. Income tax expense was $717,000 for the year ended December 31, 2009, with an effective tax rate of 40.8%, compared to $2.1 million, with an effective tax rate of 39.7%, for the year ended December 31, 2008. The effective tax rate also includes additional interest expense, net of federal tax benefit, accrued on our uncertain tax positions. Interest expense, net of federal tax benefit, recognized on these uncertain tax positions was approximately $160,000 and $116,000 for the years ended December 31, 2009 and 2008, respectively. Excluding the interest expenses related to the uncertain tax positions, our effective tax rate for the years ended December 31, 2009 and 2008 would have been 31.7% and 37.4%, respectively. The decline in the effective tax rate, based on this measurement, was due to the relationship of tax-exempt income (e.g., increase in cash surrender value of life insurance) to income before tax expense. In addition, in 2008, we recorded an additional expense of $35,000 associated with closing of an IRS examination of the 2004 and 2005 tax years.
In February 2009, the State of Wisconsin enacted unitary combined reporting effective January 1, 2009. Due to the new tax law, we have included income generated by our investment subsidiaries, which are domiciled in Nevada, into our calculation of taxable income to determine our expected Wisconsin tax liability. As a result of the new law, 2009 and future tax losses generated by our holding company will be recognized and offset against Wisconsin income generated by other members of the combined group. The deferred tax asset related to existing Wisconsin holding company state tax net operating losses from years prior to 2009 will continue to maintain a 100% valuation allowance since we have determined that it is more likely than not that the deferred tax asset will not be realized.
As discussed earlier in management’s discussion and analysis, the Wisconsin Department of Revenue is auditing our treatment of our Nevada investment subsidiaries within FBB’s tax returns for the periods from 1999-2005, and FBCC’s tax returns for the period from 2001-2005. We had previously recorded an uncertain tax position reserve related to the treatment of the income generated by the Nevada investment subsidiaries in our separate company tax returns. Due to the change in the tax law, additional reserves relating to this uncertain tax position are no longer necessary since the investment subsidiaries’ income are taxed in Wisconsin beginning in 2009. The difference between the additional tax incurred from the Wisconsin unitary provisions and the amount of tax expense previously related to uncertain tax positions was minor and therefore the change in the Wisconsin tax law did not have a significant impact to our overall effective tax rate or tax position for the year ended December 31, 2009 compared to the year ended December 31, 2008. Please refer to Note 16 in the Notes to the Consolidated Financial Statements for further discussion.
Financial Condition
December 31, 2009
General. At December 31, 2009 our total assets were $1.1 billion, an increase of $106.7 million, or 10.6%, from $1.0 billion at December 31, 2008. This asset growth was primarily in our short-term investments portfolio which increased by approximately $99.7 million as we continued to build our on balance sheet liquidity.

Short-term investments. Short-term investments were $104.2 million at December 31, 2009 compared to $4.5 million at December 31, 2009. Funds obtained from successful in-market deposit gathering initiatives were used to pay-down overnight FHLB advances and to purchase additional securities available for sale. Any excess funds were maintained as on-balance sheet liquidity in our interest bearing account with the Federal Reserve Bank. We value the safety and soundness provided by the Federal Reserve Bank, and in this difficult environment, we view on-balance sheet liquidity as a critical element to maintaining appropriate levels of cash to meet our obligations.
Securities. Securities available-for-sale increased $13.2 million to $122.3 million at December 31, 2009 from $109.1 million at December 31, 2008, primarily due to purchases of collateralized mortgage obligations issued by government agencies, primarily Government National Mortgage Association (GNMA), and positive increases in market valuation on the portfolio of securities we hold. Securities are classified as available-for-sale, held-to-maturity and trading. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. We held no securities designated as held-to-maturity or trading as of December 31, 2009 and 2008.
Our available-for-sale portfolio primarily consists of collateralized mortgage obligations and is used to provide a source of liquidity, while contributing to the earnings potential of the Banks’ assets. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. Mortgage-related securities, including collateralized mortgage obligations, are subject to risks based upon the future performance of underlying mortgage loans for these securities. The overall credit risk associated with these investments as it relates to our investment portfolio is minimal as we primarily purchase investments which are guaranteed by GNMA. We may also purchase securities insured by the Federal Home Loan Mortgage Corporation (FHLMC) or Federal National Mortgage Association (FNMA). In addition, we believe the collateralized mortgage obligations represent attractive investments due to the wide variety of maturity and repayment options available to allow us to better match our liability structure. Of the total available-for-sale mortgage securities at December 31, 2009, $118.5 million, or 96.9%, were issued by GNMA and $3.8 million, or 3.1% were issued by FHLMC or FNMA. None of the securities within our portfolio are collateralized by sub-prime mortgages. We do not hold any FHLMC or FNMA preferred stock. GNMA securities are guaranteed by the U.S. federal government and provide favorable capital treatment. Throughout 2009, we sold approximately $15.0 million of FHLMC or FNMA securities. The sales of these securities resulted in a net gain on sale of securities available for sale of approximately $322,000. The proceeds from the sales of these securities were used to purchase GNMA securities as we continue to modify the overall risk exposure of our investment portfolio.
Risks associated with our mortgage related securities portfolio are prepayment risk, extension risk and interest rate risk. Should general interest rates decline, the mortgage-related securities portfolio would be subject to prepayments caused by borrowers seeking lower financing rates. Conversely, an increase in general interest rates could cause the mortgage-related securities portfolio to be subject to a longer term to maturity caused by borrowers being less likely to prepay their loans. Such a rate increase could also cause the fair value of the mortgage related securities portfolio to decline. Given the current economic condition and increased rates of foreclosures, extension risk becomes more prevalent; however, based upon the tranches of the securities we purchased, we are part of the pool that is first to receive its contractual principal and interest on these investments, thereby minimizing the risk of default and deviation from the planned extension risk and other-than-temporary loss considerations.
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

At December 31, 2009, $55.9 million of our mortgage-related securities was pledged to secure our various obligations.
The table below sets forth information regarding the amortized cost and fair values of our investments and mortgage-related securities at the dates indicated.

	As of December 31,
	2009		2008
	Amortized cost	Fair value	Amortized cost	Fair value
	(In Thousands)
Securities available-for-sale
Collateralized mortgage obligations – government agencies	$116,109	$118,509	$81,406	$82,859
Collateralized mortgage obligations – government sponsored enterprises	3,729	3,777	26,090	26,265

	$119,838	$122,286	$107,496	$109,124

The following table sets forth the contractual maturity and weighted average yield characteristics of the fair value of our debt securities at December 31, 2009, classified by term maturity. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties.

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Total
	(Dollars In Thousands)
Available-for-sale
Collateralized mortgage obligations – government agencies	$—	—	$918	5.14%	$438	5.26%	$117,153	4.04%	$118,509
Collateralized mortgage obligations – government sponsored enterprises	—	—	131	3.84	3,165	3.74	481	4.36	3,777

	$—		$1,049	4.97	$3,603	3.92	$117,634	4.04	$122,286

We currently do not hold any tax-exempt securities; therefore, all yields presented are based on a tax equivalent basis.
Derivative Activities. The Banks’ investment policies allow the Banks to participate in hedging strategies or use financial futures, options or forward commitments or interest rate swaps with prior Board approval. The Banks utilize, from time to time, derivative instruments in the course of their asset/liability management. As of December 31, 2009, we did not hold any derivative instruments that were designated as cash flow or fair value hedges, and our current derivative portfolio consisted primarily of interest rate swaps offered directly to qualified commercial borrowers which allow us to provide a fixed rate alternative to our clients while mitigating our interest rate risk by keeping a variable rate loan in our portfolio. We economically hedge client derivative transactions by entering into equal and offsetting interest rate swap contracts executed with dealer counterparties. The economic hedge with the dealer counterparties allows us to primarily offset the fixed rate interest rate risk. Derivative transactions executed through this program are not designated as accounting hedge relationships and are marked-to market through earnings each period. For further discussion on our interest rate risk management activities and use of derivatives, see Note 1 to the Consolidated Financial Statements.

As of December 31, 2009, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $48.4 million. We receive fixed rates and pay floating rates based upon LIBOR on the swaps with commercial borrowers. These swaps mature between August 2013 and April 2019. At December 31, 2009, the fair value of the swaps with commercial borrowers was approximately $1.3 million and was included in accrued interest receivable and other assets, and a derivative liability of $167,000, included in accrued interest and other liabilities. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon LIBOR. These interest rate swaps mature between August 2013 and April 2019. Dealer counterparty swaps were reported on our balance sheet as a net derivative liability of $1.1 million due to master netting and settlement contracts with dealer counterparties and is included in accrued interest payable and other liabilities as of December 31, 2009.
Loans and Leases Receivable. Total net loans and leases remained flat at $839.8 million at December 31, 2009 compared to $840.5 at December 31, 2008. Gross loans increased by approximately $1.7 million while the allowance for loan and lease losses increased by $2.3 million. The Banks principally originate commercial and industrial loans and commercial real estate loans. The growth in our gross loan and lease portfolio during 2009 is substantially lower than growth rates we experienced in prior years. The demand for new loans within our markets has declined. We are competing for fewer high quality loan opportunities with other lenders which have put pressure on our ability to grow our loan and lease portfolio at those growth rates we experienced in recent years. We remain committed to our underwriting standards and continue to seek high quality assets to continue to execute our growth plan. The current economic environment continues to put strain on our loan and lease portfolio as evidenced by an increase in the amount of impaired loans within our portfolio. Increased impaired loans coupled with declines in collateral values have caused increased allowance for loan and lease loss reserves.
We are experiencing a reduction in our commercial and industrial loan portfolio as our clients manage through the economic environment by downsizing their balance sheets which in turn reduces their outstanding borrowings with us. Commercial and industrial loans decreased by approximately $25.3 million, or 16.7%, to $126.7 million at December 31, 2009 from $151.9 million at December 31, 2008. Conversely, we have experienced an increase in our first mortgage loan portfolio. Total first mortgage loans, including commercial real estate loans, construction and land development loans, multi-family loans and 1-4 family loans, were $606.1 million at December 31, 2009, an increase of 6.5%, from $568.9 million at December 31, 2008. We are experiencing a decline in the construction and land development loan portfolio as projects complete and migrate to permanent financing, as there are limited new construction loan origination opportunities, as the projects are refinanced with other institutions as we make an effort to reduce our exposure in this portion of our portfolio, as loans are written down to their estimated fair value through a charge to the allowance for loan losses or are ultimately foreclosed upon.
As discussed in Item 1A – Risk Factors, we have a concentration in commercial real estate loans. Commercial real estate lending typically involves larger loan principal amounts than that for residential mortgage loans or consumer loans. Commercial real estate loans have historically been viewed as having more inherent risk of default implying a higher potential loss on an individual loan basis. The repayment of these loans generally is dependent on sufficient income from the properties securing the loans to cover operating expenses and debt service. Payments on loans secured by commercial real estate are often dependent upon the successful operation and management of the properties therefore repayment of these loans may be affected by factors outside the borrower’s control, including adverse conditions in the real estate market or the economy. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be impacted. The deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. We have historically purchased loan participations in commercial real estate loans. These loan participations increased our risk of exposure to loss in geographic areas outside of our primary markets. We no longer purchase loan participations from other financial institutions. An increase in non-performing loans results in a loss of earnings from these loans and could result in an increase in the provision for loan and lease loss and an increase in charge-offs, all of which could have a material adverse impact on our net income.

Loan Portfolio Composition. The following table presents information concerning the composition of the Banks’ consolidated loans and leases held for investment at the dates indicated.

	As of December 31,
	2009		2008		2007
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars In Thousands)

Mortgage loans:
Commercial real estate	$441,806	51.70%	$390,094	45.74%	$336,153	43.01%
Construction and land development	64,194	7.51	84,778	9.94	90,545	11.58
Multi-family	43,959	5.14	42,514	4.99	41,821	5.35
1-4 family	56,131	6.58	51,542	6.04	48,437	6.20

Total mortgage loans	606,090	70.93	568,928	66.71	516,956	66.14

Commercial loans and leases:
Commercial and industrial	126,666	14.82	151,947	17.82	147,856	18.92
Asset-based	72,995	8.54	80,403	9.43	65,930	8.43
Direct financing leases, net	27,607	3.24	29,722	3.48	29,383	3.76

Total commercial loans and leases	227,268	26.60	262,072	30.73	243,169	31.11

Consumer loans:
Home equity and second mortgage	7,879	0.92	7,386	0.87	9,784	1.25
Credit card	817	0.10	855	0.10	854	0.11
Personal	384	0.04	1,254	0.15	1,147	0.15
Other	12,059	1.41	12,336	1.44	9,724	1.24

Total consumer loans	21,139	2.47	21,831	2.56	21,509	2.75

Gross loans and leases receivable	854,497	100.00%	852,831	100.00%	781,634	100.00%

Contras to loans and leases:
Allowance for loan and lease losses	(14,124)		(11,846)		(9,854)
Deferred loan fees	(566)		(439)		(147)

Loans and leases receivable, net	$839,807		$840,546		$771,633

Commercial Real Estate. The Banks originate commercial real estate loans which have fixed or adjustable rates and terms of generally up to five years and amortizations of up to twenty-five years on existing commercial real estate and new construction. Loans secured by commercial real estate consist of commercial owner-occupied properties as well as investment properties.

Construction, Multi-family Loans and 1-4 Family. The Banks originate loans to construct commercial properties and complete land development projects. The Banks’ construction loans generally have terms of six to twenty-four months with fixed or adjustable interest rates and fees that are due at the time of origination. Loan proceeds are disbursed in increments as construction progresses and as project inspections warrant. Multi-family loans are primarily secured by apartment buildings and are primarily located in Dane and Waukesha counties. One to four family first mortgage loans are primarily secured by single family homes that are held for investment by our clients. Loan participations expand the exposure to areas outside of the Banks’ primary market area. As of December 31, 2009 and 2008, our purchased participation commercial real estate loans were approximately $2.5 million and $5.6 million, respectively. We no longer purchase participations from other financial institutions to allow us direct access to all of our borrowing relationships. The change in participations purchased balances from 2008 to 2009 includes pay-downs/pay-offs of approximately $1.2 million, transfers to other real estate owned of approximately $583,000, and charge-offs recorded of approximately $1.4 million.
Commercial Loans. The Banks’ commercial and industrial loan portfolio is comprised of loans for a variety of purposes which generally are secured by inventory, accounts receivable, equipment, machinery and other corporate assets and are advanced within limits prescribed by our loan policy. The majority of such loans are secured and typically backed by personal guarantees of the owners of the borrowing business.
Of the $199.7 million of commercial and industrial loans, including asset based loans, outstanding as of December 31, 2009; $73.0 million were originated by FBCC, our asset-based lending subsidiary. These asset-based loans are typically secured by accounts receivable, inventories or equipment. Asset-based borrowers are usually highly leveraged therefore these loans generally have higher interest rates, non-origination fees collected in lieu of interest and are accompanied by close monitoring of assets. Asset-based loans secured by real estate amounted to $24.3 million as of December 31, 2009 and are included in the commercial real estate loan portfolio.
Leases. Leases originated through FBEF are originated with a fixed rate and typically a term of seven years or less. It is customary in the leasing industry to provide 100% financing, however, FBEF will, from time-to-time, require a down payment or lease deposit to provide a credit enhancement. All equipment leases must have an additional insured endorsement and a loss payable clause in the interest of FBEF and must carry sufficient physical damage and liability insurance.
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
Consumer and Other Mortgage Loans. The Banks originate a small amount of consumer loans consisting of home equity, second mortgage, credit card and other personal loans for professional and executive clients of the Banks.
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

The following table shows the scheduled contractual maturities of the Banks’ consolidated gross loans and leases held for investment, as well as the dollar amount of such loans and leases which are scheduled to mature after one year which have fixed or adjustable interest rates, as of December 31, 2009.

			Commercial
		Construction,	and Industrial	Direct
	Commercial	Multi-Family,	and Asset-	financing	Consumer and
	Real Estate	1-4 Family	Based	leases	other	Total
	(In Thousands)

Amounts due:
In one year or less	$105,739	$90,295	$98,060	$1,489	$13,800	$309,383
After one year through five years	276,390	65,045	100,974	24,039	7,339	473,787
After five years	59,677	8,944	627	2,079	—	71,327

	$441,806	$164,284	$199,661	$27,607	$21,139	$854,497

Interest rate terms on amounts due after one year:
Fixed	$226,319	$36,062	$28,444	$26,118	$6,269	$323,212

Adjustable	$109,748	$37,927	$73,157	$—	$1,070	$221,902

Loan and Lease Delinquencies. The Banks place loans and leases on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Previously accrued but unpaid interest is deducted from interest income at that time. As a matter of policy, the Banks do not accrue interest on loans or leases past due beyond 90 days and in some instances sooner than 90 days if it is probable that payments will not be collected as scheduled. Loans on non-accrual status are considered impaired.
The following table sets forth information relating to delinquent loans and leases at the dates indicated.

	As of December 31,
	2009			2008		2007
			% of		% of		% of
			Gross		Gross		Gross
			Loans and		Loans and		Loans and
Days past due	Balance		Leases	Balance	Leases	Balance	Leases
	(Dollars in Thousands)

30 to 59 days	$9,162	(2)	1.07%	$2,512	0.29%	$621	0.08%
60 to 89 days	—		0.00	175	0.02	85	0.01
90 days and over (1)	3,938		0.46	4,316	0.51	2,487	0.32

	$13,100		1.53%	$7,003	0.82%	$3,193	0.41%

(1)	Includes loans and leases contractually 90 days past due and which have been placed on non-accrual status.

(2)	Approximately $3.9 million of the outstanding balance of this category has been considered impaired as of December 31, 2009.

Non-performing Assets and Impaired Loans and Leases. Credit underwriting through a committee process is a key component of the operating philosophy of our Corporation. Business development officers have relatively low individual lending authority limits, therefore requiring that a significant portion of our new credit extensions be approved through various committees depending on the type of loan or lease, amount of the credit, and the related complexities of each proposal. During the current economic recession additional monitoring controls have been implemented to allow us the opportunity to have early identification of problem loans. We believe the early detection of problems results in the most optimal situation for us to mitigate our risk of loss. Through proactive monitoring of the loan and lease portfolio, we identify weakening of key performance indicators based upon our clients’ financial statements and declining market values of real estate used as collateral. These factors contributed to an increase in the number and amount of loans on management attention watch lists and consequently an increase in the number and amount of loans on non-accrual status. Non-accrual loans and leases are considered an indicator of potential future losses. The diligence involved in our underwriting, credit approval and loan monitoring processes provides for strong controls to minimize the deterioration of the quality of the loan and lease portfolio. While the strength of this underwriting process has been proven over our history, we face increasing credit risk as macro economic and political developments that impact and may continue to impact the banking industry and the welfare of our clients. The following table provides detailed information regarding the composition of our non-performing assets.

	As of December 31,
	2009	2008	2007
	(Dollars In Thousands)
Non-accrual loans and leases
First mortgage loans:
Commercial real estate	$8,482	$2,979	$—
Construction and land development	3,317	5,279	1,782
Multi-family	1,760	—	4,995
1-4 family	3,015	2,082	424

Total first mortgage loans	16,574	10,340	7,201
Commercial and industrial	7,086	5,412	663
Direct financing leases, net	1	24	60
Home equity and second mortgage	872	379	940
Consumer and other loans	3,292	130	—

Total non-accrual loans and leases	27,825	16,285	8,864
Foreclosed properties, net	1,671	3,011	660

Total non-performing assets	$29,496	$19,296	9,524

Performing troubled debt restructurings	$—	$—	$—

Total non-accrual loans and leases to total loans and leases	3.26%	1.91%	1.13%
Total non-performing assets to total assets	2.64	1.91	1.04
Allowance for loan and lease losses to total loans and leases	1.65	1.39	1.26
Allowance for loan and lease losses to non-accrual loans and leases	50.76	72.74	111.17
Non-performing assets consist of non-accrual loans and leases of $27.8 million and $1.7 million of foreclosed properties as of December 31, 2009, or 2.64% of total assets, as compared to $19.3 million, or 1.91% of total assets, as of December 31, 2008. This represents an increase of $10.2 million of non-performing assets. The increase in non-performing assets is attributable to an increased number of borrowers that are having difficulty paying their loans in accordance with the contractual terms of their loan and lease agreements with us due to the difficult economic environment putting pressure on their businesses and their businesses’ ability to generate cash flows that are sufficient to service the debt. Continued deterioration of the real estate markets, including the significant decline in home and condominium sales, construction and development of houses and related sub-divisions, and overall market values used to support existing loans, have led to increased required reserves and ultimately increased level of charge-offs. A significant portion of the increase in non-performing loans with no specific reserves required is causing the ratio of the allowance for loan and lease losses as a percentage of non-accrual loans and leases to decline to 50.76% at December 31, 2009 compared to 72.74% at December 31, 2008. We expect the current economic situation to continue for the near term. As a result, it is likely that we will continue to experience elevated levels of non-performing loans.

We consider a loan or lease impaired if, based upon current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement. Certain homogeneous loans, including residential mortgage and consumer loans, are collectively evaluated for impairment and, therefore, do not have individual credit risk ratings and are excluded from impaired loans. Impaired loans include all nonaccrual loans and leases. If a loan is deemed impaired, we stop accruing interest as of the effective date of the impairment identification. Once we determine a loan or lease is impaired, the impaired loan is measured to establish the amount of the impairment. We calculate the amount of the allowance for loan and lease losses for impaired loans utilizing various methods appropriate to the loan or lease being evaluated, including the present value of expected future cash flows discounted at the loan’s or lease’s effective interest rate or evaluation of the fair value, less costs to sell, of collateral for collateral dependent loans. While impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in a specific reserve included in the allowance for loan and lease losses.
Loans with no specific reserves required represent impaired loans where the collateral, based upon current information, is deemed to be sufficient or that have been partially charged-off to reflect our best estimate of fair value of the loan. Based on the specific evaluation of the collateral of each impaired loan, we believe the reserve for impaired loans is adequate at December 31, 2009. We, however, cannot provide assurance that the facts and circumstances surrounding each individual impaired loan will not change and that the specific reserve or current carrying value may be different in the future which may require additional charge-offs or specific reserves to be recorded.
Additional information about impaired loans for the years ended December 31, 2009 and 2008 is as follows:

	As of December 31,
	2009	2008
	(In Thousands)
Impaired loans and leases with no impairment reserves	$13,243	$9,986
Impaired loans and leases with impairment reserves required	14,582	6,299

Total impaired loans and leases	27,825	16,285
Less:
Impairment reserve (included in allowance for loan and lease losses)	1,846	1,417

Net impaired loans and leases	$25,979	$14,868

Average impaired loans and leases	$20,395	$8,375

Interest income attributable to impaired loans and leases	$1,758	$752
Interest income recognized on impaired loans and leases	(149)	(49)

Net foregone interest income on impaired loans and leases	$1,609	$703

Allowance for Loan and Lease Losses. In order to establish the level of the allowance for loan and lease losses, we regularly review and update the calculations within our existing allowance methodology by incorporating historical charge-off migration analysis and an analysis of the current level and trend of several factors that we believe may indicate losses in the loan and lease portfolio. These factors include delinquencies, volume and average size loan relationships, average risk rating, technical defaults, geographic concentrations, loans and leases on management attention watch lists, unemployment rates in our market areas, experience in the credit granting functions, changes in underwriting standards and level of non-performing assets and related fair value of underlying collateral. The historical charge-off migration analysis utilizes the most recent five years of net charge-offs and traces the migration of the risk rating from origination through charge-off. The historical percentage of the amounts charged-off for each risk rating, for each subsidiary is averaged for the five-year period giving greater weight in the calculation to the recent years. We then apply these percentages to the current loan and lease portfolio.
As a result of this review process, we have concluded that an appropriate allowance for loan and lease loss reserve for the existing loan and lease portfolio was $14.1 million, or 1.65% of gross loans and leases at December 31, 2009. Taking into consideration net charge-offs of $5.9 million, the required provision for loan and lease losses was $8.2 million for the year ended December 31, 2009. At December 31, 2008, the allowance for loan and lease losses was $11.8 million, or 1.39% of gross loans and leases, reflecting net charge-offs of $2.3 million and a provision for loan and lease losses of $4.3 million for the year ended December 31, 2008.
Through the completion of our evaluation of the allowance for loan and lease losses and specific evaluation of impaired loans, we determined throughout the year we would not receive our entire contractual principal on several loans and as a result recorded the appropriate charge against the allowance for loan and lease loss reserve. Due to recent economic conditions, proceeds from the sales of property securing collateral dependent loans have not been sufficient to service the debt forcing certain borrowers into default status. Foreclosure actions have been initiated on certain of these commercial real estate and other mortgage loans. New appraisals and/or market evaluations were completed confirming declines in real estate values. Current market values were inadequate to support the entire amount of the outstanding debt. As a result, we have written down the value of these loans to their estimated fair value, less costs to sell through a charge to the allowance for loan and lease losses. As of December 31, 2009, the allowance for loan loss reflects the results of the most current information we have based upon the monitoring systems in place.
Our most significant charge-off in 2009, approximately $1.4 million, relates to one commercial borrower. Based upon a routine collateral audit conducted during the fourth quarter of 2008 and subsequent investigations completed throughout 2009, we identified a commercial loan borrower that reported inaccurate levels of allowable collateral and submitted supporting documentation that we believe was false. After completion of additional confirmation procedures, we determined that there was not sufficient collateral to repay the loan, and we recorded a partial charge-off in 2008. In 2009, we implemented a collection strategy for the loan through a planned, orderly liquidation of the remaining collateral assets. As a result of this liquidation and overall declines in market values of the equipment collateral, we recorded an additional charge-off of approximately $1.4 million during the year ended December 31, 2009. As of December 31, 2009, the total charge-off that we recorded related to this one borrower was $2.5 million. The remaining outstanding principal balance on this particular loan has been collected by the court appointed receiver, and we are awaiting final payment. No further material charge-offs are expected from this relationship. Other losses in the commercial and industrial portfolio relate to clients that have filed bankruptcy or have otherwise closed their operations.
Given complexities with legal actions on certain of our large commercial real estate and commercial and industrial loans and the continued decline in economic conditions, we continue to evaluate the best information available to us to determine the amount of the loans that are uncollectible. We believe the loans are recorded at the appropriate values at December 31, 2009; however, further charge-offs could be recorded if changes in facts and circumstances in the future lead us to a different conclusion.

A summary of the activity in the allowance for loan and lease losses follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)

Allowance at beginning of period	$11,846	$9,854	$8,296

Charge-offs:
Commercial real estate and other mortgage	(3,647)	(1,160)	(571)
Commercial and industrial	(2,031)	(1,202)	(778)
Lease	(231)	—	(25)
Home equity loans and second mortgage	(157)	(33)	—
Consumer and other	(36)	(1)	—

Total charge-offs	(6,102)	(2,396)	(1,374)

Recoveries:
Commercial real estate and other mortgage	—	86	5
Commercial and industrial	147	3	23
Home equity loans and second mortgage	8	—	—

Total recoveries	155	89	28

Net charge-offs	(5,947)	(2,307)	(1,346)
Provision for loan and lease losses	8,225	4,299	2,904

Allowance at end of period	$14,124	$11,846	$9,854

Allowance to gross loans and leases	1.65%	1.39%	1.26%
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

The table below shows our allocation of the allowance for loan and lease losses by loan and lease loss reserve category at the dates indicated.

	As of December 31,
	2009		2008		2007
		Percent of		Percent of		Percent of
	Allowance	loans in	Allowance	loans in	Allowance	loans in
	for loan	each	for loan	each	for loan	each
	and lease	category to	and lease	category to	and lease	category to
	losses	total loans	losses	total loans	losses	total loans
	(Dollars In Thousands)

Commercial real estate	$6,409	51.70%	$4,709	45.74%	$3,847	43.01%
Construction and land development	995	7.51	1,358	9.94	1,328	11.58
Multi-family	603	5.14	513	4.99	423	5.35
1-4 family	883	6.58	607	6.04	557	6.20
Commercial and industrial loans	4,131	23.36	3,984	27.25	3,042	27.35
Direct financing leases, net	357	3.24	330	3.48	355	3.76
Home equity loans and second mortgages	291	0.92	158	0.87	174	1.25
Consumer and other	455	1.55	187	1.69	128	1.50

Total	$14,124	100.00%	$11,846	100.00%	$9,854	100.00%

Although we believe the allowance for loan and lease losses is adequate based on the current level of loan delinquencies, non-performing assets, trends in charge-offs, economic conditions and other factors as of December 31, 2009, there can be no assurance that future adjustments to the allowance will not be necessary. We adhere to high underwriting standards in order to maintain strong asset quality and continue to pursue practical and legal methods of collection, repossession and disposal of any such troubled assets. As of December 31, 2009, there were no significant industry concentrations in the loan portfolio.
Foreclosed properties are recorded at the lower of cost or fair value. If, at the time of foreclosure, the fair value less cost to sell is lower than the carrying value of the loan, the difference, if any, is charged to the allowance for loan losses prior to transfer to foreclosed property. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which is based on current occupancy and lease rates) or verifiable offers to purchase. After foreclosure, valuation allowances or future write-downs to fair value less costs to sell are charged directly to non-interest expense. Foreclosed properties were $1.7 million, a decline of 44.5%, at December 31, 2009 from $3.0 million at December 31, 2008. The decline in foreclosed properties is primarily attributable to our successful effort to sell our ownership interest in one of our foreclosed properties. Throughout 2009 we continued to proceed with appropriate foreclosure actions to mitigate and protect our interests from further loss. At December 31, 2009, our inventory of real estate owned consisted of a land development project, a four unit condominium building, three individual residential lots, and six single family homes that were previously held as investment properties. This compares to holdings at December 31, 2008 of three residential home lots and a large condominium project outside our principal market area. Due to further deterioration of market value conditions on properties we own coupled with the loss on the sale of our ownership interest in the condominium project, we recorded losses on foreclosed properties of approximately $691,000 for the year ended December 31, 2009. We are going through the legal process of foreclosure with several other borrowers, each at varying points in the process. Loans will be transferred to foreclosed properties when we claim legal title to the properties. We expect that the commercial real estate markets will continue to deteriorate, and we expect that our level of foreclosed assets may increase in the future.

A summary of foreclosed properties activity for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
	(In Thousands)
Balance at the beginning of the period	$3,011	$660
Transfer of loans to foreclosed properties, at lower of cost or fair value	2,251	4,115
Impairment adjustments	(525)	(1,045)
Proceeds from sale of properties	(2,900)	(721)
Gain (loss) on sale of properties	(166)	2

Balance at the end of the period	$1,671	$3,011

Deposits. As of December 31, 2009, deposits increased $145.5 million to $984.4 million from $838.9 million at December 31, 2008. Deposits are a major source of the Banks’ funds for lending and other investment activities. A variety of accounts are designed to attract both short- and long-term deposits. These accounts include time, NOW, money market and demand deposits. Deposit terms offered by the Banks vary according to the minimum balance required, the time period the funds must remain on deposit, the rates and products offered by marketplace competition and the interest rates charged on other sources of funds, among other factors. In determining the characteristics of deposit accounts, consideration is given to profitability of the Banks, matching terms of the deposits with loan and lease products and the attractiveness to clients. Attracting in-market deposits has been a renewed focus of the Banks’ business development officers. With two separately chartered financial institutions within our company, we have the ability to offer our clients additional FDIC insurance coverage by maintaining separate deposits with each Bank. The Banks’ in-market deposits are obtained primarily from Dane and Waukesha Counties. The increase in deposits is primarily related to the success of our in-market deposit gathering initiatives in our money market, NOW, and demand deposit accounts. Of our total deposits approximately $513.6 million, or 52.2%, were considered in-market deposits at December 31, 2009. This compares to in-market deposits of $361.2 million, or 43.1%, at December 31, 2008. Market pricing, positive relationship building, existence of two separately chartered banks and our participation in the temporary liquidity guarantee program have contributed to our success of increasing our in-market deposit base. As changes in regulation, temporary liquidity programs offering increased deposit insurance on balances up to $250,000 and unlimited coverage on demand deposit accounts and NOW accounts earning 0.50% or less terminates, we cannot be assured that our clients will maintain their balances solely with our institution. This challenge will be faced by our competition and the banking industry as a whole, and we are optimistic that new opportunities to develop relationships and attract new money will be prevalent.
At December 31, 2009, $470.8 million of the Banks’ time deposits were comprised of brokered deposits compared to $477.7 million at December 31, 2008. Brokered deposits are generally a lower cost source of funds when compared to the interest rates on deposits with similar terms that would need to be offered in the local markets to generate a sufficient level of funds. Brokered certificates of deposit represented 47.8% and 56.9% of total deposits at December 31, 2009 and 2008, respectively. The Banks’ liquidity policy limits the amount of brokered deposits to 75% of total deposits. The Banks were in compliance with the policy limits throughout 2009 and 2008.

The following table sets forth the amount and maturities of the Banks’ certificates of deposit, including brokered deposits, at December 31, 2009.

		Over three months	Over six months
	Three months	through	through	Over
Interest rate	and less	six months	twelve months	twelve months	Total
	(In Thousands)
0.00% to 1.99%	$40,168	$26,472	$32,147	$19,751	$118,538
2.00% to 2.99%	5,540	4,177	6,810	155,348	171,875
3.00% to 3.99%	8,428	702	5,827	35,913	50,870
4.00% to 4.99%	1,413	5,594	42,649	96,013	145,669
5.00% and greater	17,117	37,067	5,351	22,733	82,268

	$72,666	$74,012	$92,784	$329,758	$569,220

At December 31, 2009, time deposits included $42.2 million of certificates of deposit in denominations greater than or equal to $100,000. Of these certificates, $8.1 million are scheduled to mature in three months or less, $6.9 million in greater than three through six months, $20.4 million in greater than six through twelve months and $6.7 million in greater than twelve months.
Borrowings. We had borrowings of $67.8 million as of December 31, 2009, a decrease of $37.0 million, or 35.3%, from $104.8 million at December 31, 2008. The decrease is primarily driven by a decrease in short-term borrowings including federal funds purchased and FHLB advances that matured and were not replaced.
The following table sets forth the outstanding balances, weighted average balances and weighted average interest rates for our borrowings (short-term and long-term) as indicated.

	As of December 31,
	2009			2008
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate
	(Dollars In Thousands)
Federal funds purchased	$—	$1,700	0.61%	$22,000	$12,888	2.38%
FHLB advances	18,505	18,873	4.66	33,516	31,840	4.34
Junior subordinated notes	10,315	10,315	10.78	10,315	2,734	10.83
Line of credit	10	38	4.41	10	1,461	4.87
Subordinated notes payable	39,000	39,000	4.92	39,000	35,570	5.70

	$67,830	$69,926	5.61	$104,841	$84,493	4.86

Short-term borrowings	$16,010			$37,015
Long-term borrowings	51,820			67,826

	$67,830			$104,841

The Banks obtain advances from the FHLB. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and maturity. The FHLB may prescribe acceptable uses for these advances as well as limitations on the size of the advances and repayment provisions. The Banks pledge a portion of their 1-4 family loans, commercial loans and mortgage-related securities as collateral for such advances.

The Banks have a combined $53.2 million FHLB line of credit available for advances which is collateralized by mortgage-related securities, unencumbered first mortgage loans and secured small business loans as noted below. At December 31, 2009, $34.7 million of this line was unused. At December 31, 2009 and 2008, open line advances totaled $0 and $15 million, respectively. The rate at December 31, 2008 was 0.52%. Long-term FHLB advances totaled $18.5 million and $33.5 million at December 31, 2009 and 2008, respectively. These advances bear fixed interest rates which range from 4.50% to 6.06% at both December 31, 2009 and 2008, and are subject to a prepayment fee if they are repaid prior to maturity. None of the Banks’ FHLB advances are putable.
The Banks may also enter into repurchase agreements with selected clients. Repurchase agreements are accounted for as borrowings by the Banks and are secured by mortgage-related securities. At December 31, 2009, there were no outstanding repurchase agreements with clients.
As of December 31, 2009, the Corporation had a secured short-term line of credit of $10.5 million to fund short-term cash flow needs, under which line of credit we had $10,000 outstanding at December 31, 2009. The interest rate is based on the one month London Interbank Offer Rate (LIBOR) plus a spread of 2.45 with an interest rate floor of 4.00% and has certain performance debt covenants. We were in violation of two of the debt covenants as of December 31, 2009. We received a waiver of covenant violations through the maturity of the line of credit. The credit line matured on March 12, 2010 and was subsequently renewed for one additional year with pricing terms of LIBOR plus 2.75% with an interest rate floor of 4.00%. The Corporation also has subordinated notes payable with an interest rate based on LIBOR plus 4.25% with a portion of the subordinated notes containing an interest rate floor of 5.5%. The subordinated notes payable mature in June 2015 through April 2016. See Note 10 to the Consolidated Financial Statements for more information on borrowings.
In September 2008, FBFS Statutory Trust II (Trust II), a Delaware business trust wholly owned by the Corporation, completed the sale of $10.0 million of 10.5% fixed rate trust preferred securities (Preferred Securities). Trust II also issued common securities in the amount of $315,000 to the Corporation. Trust II used the proceeds from the offering to purchase $10.3 million of 10.5% Junior Subordinated Notes (the Notes) of the Corporation, all of which were outstanding at December 31, 2009. The Preferred Securities are mandatorily redeemable upon the maturity of the Notes on September 26, 2038. The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. We used the proceeds from the sale of the Notes for general corporate purposes including providing additional capital to our subsidiaries.
We have the right to redeem the Notes at any time on or after September 26, 2013. We also have the right to redeem the Notes, in whole but not in part, after the occurrence of a special event. Special events are limited to (1) a change in capital treatment resulting in the inability for us to include the Notes in Tier 1 Capital, (2) a change in laws or regulations that could require Trust II to register as an investment company under The Investment Company Act of 1940, as amended and (3) a change in laws or regulations that would a) require Trust II to pay income tax with respect to interest received on the Notes, (b) prohibit us from deducting the interest payable by the Corporation on the Notes or (c) result in greater than a de minimis amount of taxes for Trust II. Trust II was not consolidated into the financial statements. Therefore, we present in our consolidated financial statements the junior subordinated notes as a liability and our investment in Trust II as a component of other assets.
The following table sets forth maximum amounts outstanding at each month-end for specific types of borrowings for the periods indicated.

	Year Ended December 31,
	2009	2008
	(In Thousands)
Maximum month-end balance:
FHLB advances	$18,515	$43,519
Federal funds purchased	14,650	22,000

Stockholders’ Equity. As of December 31, 2009, stockholders’ equity was $54.4 million or 4.9% of total assets. Stockholders’ equity increased $1.4 million during the year ended December 31, 2009 primarily as a result of comprehensive income of $1.5 million, which includes net income of $1.0 million plus an increase in accumulated other comprehensive income of $479,000. Restricted stock issued with respect to share-based compensation programs increased equity by $643,000. These increases were partially offset by treasury stock purchases of $65,000 and cash dividends declared of $711,000. As of December 31, 2008, stockholders’ equity totaled $53.0 million or 5.2% of total assets.
Non-bank Consolidated Subsidiaries
First Madison Investment Corporation. FMIC is a wholly-owned operating subsidiary of FBB that was incorporated in the State of Nevada in 1993. FMIC was organized for the purpose of managing a portion of the Bank’s investment portfolio. FMIC invests in marketable securities and also invests in commercial real estate, multi-family, commercial and some 1-4 family loans in the form of loan participations from FBB with FBB retaining servicing and charging a servicing fee of .25%. As an operating subsidiary, FMIC’s results of operations are consolidated with FBB’s for financial and regulatory purposes. FBB’s investment in FMIC amounted to $199.6 million at December 31, 2009. FMIC had net income of $5.9 million for the year ended December 31, 2009. This compares to a total investment of $193.3 million at December 31, 2008 and net income of $6.8 million for the year ended December 31, 2008.
First Business Capital Corp. FBCC is a wholly-owned subsidiary of FBB formed in 1995 and headquartered in Madison, Wisconsin. FBCC is an asset-based lending company designed to meet the needs of growing, highly leveraged manufacturers and wholesale distribution businesses and specializes in providing secured lines of credit as well as term loans on equipment and real estate assets. FBB’s investment in FBCC at December 31, 2009 was $13.2 million and net income for the year ended December 31, 2009 was $1.4 million. This compares to a total investment of $11.6 million and net income of $461,000, respectively, at and for the year ended December 31, 2008.
FMCC Nevada Corp. FMCCNC is a wholly-owned subsidiary of FBCC incorporated in the state of Nevada in 2000. FMCCNC invests in asset-based loans in the form of loan participations from FBCC with FBCC retaining servicing. FBCC’s total investment in FMCCNC at December 31, 2009 was $23.4 million. FMCCNC had net income of $802,000 for the year ended December 31 2009. This compares to a total investment of $22.6 million and net income of $955,000, respectively, at and for the year ended December 31, 2008.
First Business Equipment Finance, LLC. FBEF, headquartered in Madison, Wisconsin, was formed in 1998 for the purpose of originating leases and extending credit in the form of loans to small and medium-sized companies nationwide and is a wholly-owned subsidiary of FBB. FBB’s total investment in FBEF at December 31, 2009 was $5.1 million and FBEF had a net loss was $25,000 for the year ended December 31, 2009. This compares to a total investment of $5.1 million and net income of $335,000, respectively, at and for the year ended December 31, 2008.
FBB Real Estate LLC. FBBRE is a wholly-owned subsidiary of FBB and was formed in 2009 for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings. FBB’s total investment in FBBRE at December 31, 2009 was $1.4 million and FBBRE had a net loss of $8,000 for the year ended December 31, 2009.
FBB-Milwaukee Real Estate LLC. FBBMRE is a wholly-owned subsidiary of FBB – Milwaukee and was formed in 2009 for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings. FBB-Milwaukee’s total investment in FBBMRE was $268,000 at December 31, 2009 and FBBMRE had net income of $8,000 for the year ended December 31, 2009.

Liquidity and Capital Resources
During the years ended December 31, 2009 and 2008, the Banks did not make dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. We believe that the Corporation will not be adversely affected by these dividend limitations and that any future projected dividends from the Banks will be sufficient to meet the Corporation’s liquidity needs. At December 31, 2009, subsidiary net assets of approximately $45.4 million could be transferred to the Corporation in the form of cash dividends without prior regulatory approval. The Corporation’s principal liquidity requirements at December 31, 2009 are the repayment of a short-term borrowing of $10,000, interest payments due on subordinated notes and interest payments due on its junior subordinated notes. The Corporation expects to meet its liquidity needs through existing cash flow sources, its third party line of credit, dividends received from the Banks or a combination thereof. The Corporation and its subsidiaries continue to have a strong capital base and the Corporation’s regulatory capital ratios continue to be above the defined minimum regulatory ratios. See Note 11 in Notes to Consolidated Financial Statements for the Corporation’s comparative capital ratios and the capital ratios of its Banks.
The Corporation and the Banks’ actual capital amounts and ratios are presented in the table below and reflect the Banks’ well-capitalized positions.

					Minimum Required to be
					Well Capitalized Under
			Minimum Required for		Prompt Corrective Action
	Actual		Capital Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2009

Total capital (to risk-weighted assets)
Consolidated	$110,513	12.15%	$72,772	8.00%	N/A	N/A
First Business Bank	94,251	11.62	64,906	8.00	$81,132	10.00%
First Business Bank – Milwaukee	14,246	14.69	7,757	8.00	9,696	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$60,109	6.61%	$36,386	4.00%	N/A	N/A
First Business Bank	84,082	10.36	32,453	4.00	$48,679	6.00%
First Business Bank – Milwaukee	13,027	13.44	3,878	4.00	5,818	6.00

Tier 1 capital (to average assets)
Consolidated	$60,109	5.53%	$43,485	4.00%	N/A	N/A
First Business Bank	84,082	9.08	37,042	4.00	$46,302	5.00%
First Business Bank – Milwaukee	13,027	8.13	6,406	4.00	8,007	5.00

					Minimum Required to be
					Well Capitalized Under
			Minimum Required for		Prompt Corrective Action
	Actual		Capital Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2008

Total capital (to risk-weighted assets)
Consolidated	$109,603	12.00%	$73,088	8.00%	N/A	N/A
First Business Bank	91,062	11.13	65,448	8.00	$81,810	10.00%
First Business Bank – Milwaukee	14,590	15.13	7,714	8.00	9,642	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$59,178	6.48%	$36,544	4.00%	N/A	N/A
First Business Bank	80,880	9.89	32,724	4.00	$49,086	6.00%
First Business Bank – Milwaukee	13,375	13.87	3,857	4.00	5,785	6.00

Tier 1 capital (to average assets)
Consolidated	$59,178	5.94%	$39,819	4.00%	N/A	N/A
First Business Bank	80,880	9.23	35,064	4.00	$43,830	5.00%
First Business Bank – Milwaukee	13,375	10.61	5,042	4.00	6,302	5.00
As previously discussed, the FHLB has entered into a consensual cease and desist order with its regulator. Under the terms of the order, capital stock repurchases and redemptions are prohibited unless the FHLB has received approval of the Director of the Office of Supervision of the Finance Board. The order also provides that dividend declarations are subject to prior written approval of the Director. The Banks currently hold, at cost, $2.4 million of FHLB stock, all of which we believe we will ultimately be able to recover. Based upon correspondence we received from the FHLB, we do not expect that this cease and desist order will impact the short- and long-term funding options provided by the FHLB.
On March 12, 2009, we received preliminary approval from the UST to issue up to $27 million of preferred stock under the CPP. Subsequently, our Board of Directors elected not to participate in the CPP after fully evaluating the related costs and benefits, as well as the potential impact on the long-term value of the Corporation’s outstanding common stock.
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

At December 31, 2009 and 2008, the Banks had $104.2 million and $1.1 million on deposit with the Federal Reserve Bank, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as on-balance sheet liquidity in our interest bearing account with the Federal Reserve Bank. We value the safety and soundness provided by the Federal Reserve Bank, and in this difficult economic environment, we view on-balance sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations.
We had $470.8 million of outstanding brokered deposits at December 31, 2009, compared to $477.7 million of brokered deposits as of December 31, 2008. We are committed to our continued efforts to raise in-market deposits and reduce our overall dependence on brokered certificates of deposit. However, brokered deposits are an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than single service deposits when required to raise a similar level of deposits within a short time period. Access to such deposits allows us the flexibility to not pursue single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with brokered deposits are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. Our local market deposits have increased, and we expect them to continue to increase as we establish new client relationships and further marketing efforts to increase the balances in existing clients’ deposit accounts. Nonetheless, we will likely continue to use brokered deposits to compensate for shortfalls in deposit gathering in maturity periods needed to effectively match the interest rate sensitivity measured through our defined asset/liability management process. In order to provide for ongoing liquidity and funding, all of our brokered deposits are certificates of deposit that do not allow for withdrawal at the option of the depositor before the stated maturity.
The Banks have been able to access the brokered certificate of deposit market as needed at rates and terms comparable to market standards. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks will first use their on balance sheet liquidity in the form of deposits at the Federal Reserve Bank. Secondarily, the Banks have managed the maturity structure of brokered certificates of deposit so that at least 120 days of maturities could be funded through borrowings with the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities as collateral. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments, cash flows from security maturities and have the ability to raise local market deposits by offering attractive rates to generate the level of deposits required to fulfill their liquidity needs.
Throughout 2009 we have had success in raising in-market deposits. This is in part due to our participation in the temporary liquidity guarantee program that offers increased FDIC insurance limits up to $250,000 for interest bearing accounts and unlimited insurance on non-interest bearing transaction accounts or NOW accounts that earn equal to or less than 0.50%. We also have the added benefit of having two separately chartered banks that allows us an opportunity to maximize FDIC insurance coverage on deposits maintained within our organization. With our business banking focus, the majority of our clients typically carry larger balances and the current insurance programs offered by the FDIC provide an increased security to our business banking clients. With the expiration of the unlimited insurance on non-interest bearing accounts on June 30, 2010 and as our clients evaluate their safety and soundness risk tolerances, there can be no assurances that our clients will maintain the current level of deposits with our institution. This risk will be faced by all members of the banking industry and our future liquidity could be adversely impacted if we are unsuccessful in retaining or increasing an appropriate market share of the depositors that may change depository institutions as this program expires.
The Banks are required by federal regulators to maintain levels of liquid investments in qualified U.S. Government and agency securities and other investments which are sufficient to ensure the safety and soundness of operations. The regulatory requirements for liquidity are discussed in Item 1, Business under Supervision and Regulation.

Off-balance Sheet Arrangements
As of December 31, 2009, the Banks had outstanding commitments to originate $255.1 million of loans and commitments to extend funds to or on behalf of clients pursuant to standby letters of credit of $7.0 million. The Banks have $135.2 million of commitments to extend funds which extend beyond one year at December 31, 2009. See Note 18 to the Consolidated Financial Statements. We do not expect any losses as a result of these funding commitments. We have evaluated outstanding commitments associated with loans that were identified as impaired loans and concluded that there are no additional losses associated with these unfunded commitments. We believe that additional commitments will not be granted or additional collateral will be provided to support any additional funds advanced. The Banks also utilize interest rate swaps for the purposes of interest rate risk management. Such instruments are discussed in Note 17 to the Consolidated Financial Statements.
Additionally the Corporation has committed to provide an additional $1.6 million to Aldine Capital Fund, LP, which is a private equity mezzanine funding limited partnership in which we have invested and which began its operations in October 2006. We believe adequate capital and liquidity are available from various sources to fund projected commitments.
Contractual Obligations
The following table summarizes our contractual cash obligations and other commitments at December 31, 2009.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In Thousands)
Operating lease obligations	$4,368	$776	$1,266	$1,276	$1,050
Time deposits	569,220	239,462	244,934	84,824	—
Line of credit	10	10	—	—	—
Junior subordinated notes	10,315	—	—	—	10,315
Subordinated debt	39,000	—	—	—	39,000
FHLB advances	18,505	16,011	2,025	469	—
Uncertain tax positions (1)	—	—	—	—	—

Total contractual obligations	$641,418	$256,259	$248,225	$86,569	$50,365

(1)	The contractual obligations table excludes the Corporation’s uncertain tax payments of $1.9 million due to the fact that we cannot make a reliable estimate of the timing of cash payments.
Recently Issued Accounting Pronouncements
See Note 1 in the accompanying financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk, or market risk, arises from exposure of our financial position to changes in interest rates. It is our strategy to reduce the impact of interest rate risk on net interest margin by maintaining a favorable match between the maturities and repricing dates of interest-earning assets and interest-bearing liabilities. This strategy is monitored by the respective Banks’ Asset/Liability Management Committees, in accordance with policies approved by the respective Banks’ Boards. These committees meet regularly to review the sensitivity of their respective Bank’s assets and liabilities to changes in interest rates, liquidity needs and sources, and pricing and funding strategies.

We use two techniques to measure interest rate risk. The first is simulation of earnings. The balance sheet is modeled as an ongoing entity whereby future growth, pricing, and funding assumptions are implemented. These assumptions are modeled under different rate scenarios that include a simultaneous, instant and sustained change in interest rates.
The following table illustrates the potential impact of changes in market rates on our net interest income for the next twelve months, as of December 31, 2009. Given the current low interest rate environment, we do not expect that interest rates can or will fall greater than 50 basis points. Overall, we are liability sensitive, meaning that the current structure of our financial instruments provide that, in general, the amount of our interest bearing liabilities that may reprice is greater than the amount of our interest earning assets that will reprice.

	Change in interest rates in basis points
	-50	0	+50	+100	+200

Impact on net interest income	(1.97)%	—	2.36%	5.20%	6.11%
The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. A positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. As shown in the cumulative gap position in the table presented below, at December 31, 2009, interest-bearing liabilities repriced faster than interest-earning assets in the short term. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels, reinvestment spreads, balance sheet growth and mix, and interest rate spreads.
We manage the structure of interest earning assets and interest bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. Brokered certificates of deposit are a significant source of funds. We use a variety of maturities to augment our management of interest rate exposure.

The following table illustrates our static gap position.

	Estimated Maturity or Repricing at December 31, 2009
	Within 3
	months	3-12 months	1-5 years	After 5 years	Total
	(Dollars In Thousands)
Assets:
Short-term investments	$104,171	$—	$—	$—	$104,171
Investment securities	5,617	30,085	73,750	12,834	122,286
Commercial loans	68,510	21,201	49,285	391	139,387
Real estate loans	223,340	70,122	245,241	51,448	590,151
Asset-based loans	95,938	—	—	—	95,938
Lease receivables	1,655	7,492	18,243	217	27,607
Consumer loans	1,079	158	65	112	1,414

Total earning assets	$500,310	$129,058	$386,584	$65,002	$1,080,954

Liabilities
Interest-bearing checking	$65,191	$—	$—	$—	$65,191
Money market accounts	262,276	—	—	—	262,276
Time deposits under $100,000	53,861	149,984	323,222	—	527,067
Time deposits $100,000 and over	5,707	29,780	6,666	—	42,153
FHLB advances	—	16,000	2,505	—	18,505
Short-term borrowings	10	—	—	—	10
Long-term debt	39,000	—	—	10,315	49,315

Total interest-bearing liabilities	$426,045	$195,764	$332,393	$10,315	$964,517

Interest rate gap	$74,265	$(66,706)	$54,191	$54,687	$116,437

Cumulative interest rate gap	$74,265	$7,559	$61,750	$116,437

Cumulative interest rate gap to total earning assets	6.87%	0.70%	5.71%	10.77%

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF FIRST BUSINESS FINANCIAL SERVICES
The following financial statements are included in this Annual Report on Form 10-K:

First Business Financial Services, Inc.
Consolidated Balance Sheets

	December 31,
	2009	2008
	(In Thousands, Except Share Data)

Assets
Cash and due from banks	$8,566	$19,216
Short-term investments	104,171	4,468

Cash and cash equivalents	112,737	23,684
Securities available-for-sale, at fair value	122,286	109,124
Loans and leases receivable, net of allowance for loan and lease losses of $14,124 and $11,846, respectively	839,807	840,546
Leasehold improvements and equipment, net	1,189	1,529
Foreclosed properties, net	1,671	3,011
Cash surrender value of bank-owned life insurance	16,254	15,524
Investment in Federal Home Loan Bank stock, at cost	2,367	2,367
Goodwill and other intangibles	2,740	2,762
Accrued interest receivable and other assets	18,385	12,239

Total assets	$1,117,436	$1,010,786

Liabilities and Stockholders’ Equity
Deposits	$984,374	$838,874
Federal Home Loan Bank and other borrowings	57,515	94,526
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	10,839	14,065

Total liabilities	1,063,043	957,780

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.01 par value, 25,000,000 and 8,000,000 shares authorized at December 31, 2009 and 2008, respectively, 2,616,010 and 2,616,424 shares issued, 2,539,306 and 2,545,546 outstanding in 2009 and 2008, respectively	26	26
Additional paid-in capital	24,731	24,088
Retained earnings	29,582	29,252
Accumulated other comprehensive income	1,544	1,065
Treasury stock (76,704 and 70,878 shares in 2009 and 2008, respectively), at cost	(1,490)	(1,425)

Total stockholders’ equity	54,393	53,006

Total liabilities and stockholders’ equity	$1,117,436	$1,010,786

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income

	For the Years Ended December 31,
	2009	2008
	(In Thousands, Except Share Data)
Interest income:
Loans and leases	$51,468	$54,984
Securities income, taxable	4,803	4,704
Short-term investments	85	85

Total interest income	56,356	59,773

Interest expense:
Deposits	24,398	29,431
Notes payable and other borrowings	2,812	3,788
Junior subordinated notes	1,112	296

Total interest expense	28,322	33,515

Net interest income	28,034	26,258
Provision for loan and lease losses	8,225	4,299

Net interest income after provision for loan and lease losses	19,809	21,959

Non-interest income:
Trust and investment services fee income	1,906	1,956
Service charges on deposits	1,538	1,100
Increase in cash surrender value of bank-owned life insurance	697	710
Loan fees	1,051	636
Credit, merchant and debit card fees	197	220
Gain on sale of securities available for sale	322	—
Other	739	483

Total non-interest income	6,450	5,105

Non-interest expense:
Compensation	12,357	12,390
Occupancy	1,486	1,331
Equipment	573	648
Data processing	1,128	985
Marketing	634	970
Professional fees	1,653	1,716
Loss on foreclosed properties	691	1,043
Collateral liquidation costs	1,339	41
FDIC Insurance	2,165	599
Other	2,475	2,161

Total non-interest expense	24,501	21,884

Income before income tax expense	1,758	5,180
Income tax expense	717	2,056

Net income	$1,041	$3,124

Earnings per share:
Basic	$0.41	$1.24
Diluted	0.41	1.24
Dividends declared per share	0.28	0.28
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	(loss) income	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2007	$26	$23,462	$26,836	$(399)	$(1,373)	$48,552
Comprehensive income:
Net income	—	—	3,124	—	—	3,124
Unrealized securities gains arising during the period	—	—	—	2,221	—	2,221
Unrealized derivative losses arising during the period	—	—	—	(5)	—	(5)
Reclassification adjustment for realized losses on derivatives	—	—	—	13	—	13
Income tax effect	—	—	—	(765)	—	(765)

Comprehensive income						4,588
Share-based compensation – restricted shares	—	626	—	—	—	626
Cash dividends ($0.28 per share)	—	—	(708)	—	—	(708)
Treasury stock purchased (3,242) shares)	—	—	—	—	(52)	(52)

Balance at December 31, 2008	$26	$24,088	$29,252	$1,065	$(1,425)	$53,006

Comprehensive income:
Net income	—	—	1,041	—	—	1,041
Unrealized securities gains arising during the period	—	—	—	1,142	—	1,142
Unrealized derivative losses arising during the period	—	—	—	(1)	—	(1)
Reclassification adjustment for realized gains on securities available for sale	—	—	—	(322)	—	(322)
Reclassification adjustment for realized losses on derivatives	—	—	—	3	—	3
Income tax effect	—	—	—	(343)	—	(343)

Comprehensive income						1,520
Share-based compensation – restricted shares	—	643	—	—	—	643
Cash dividends ($0.28 per share)	—	—	(711)	—	—	(711)
Treasury stock purchased (5,826 shares)	—	—	—	—	(65)	(65)

Balance at December 31, 2009	$26	$24,731	$29,582	$1,544	$(1,490)	$54,393

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2009	2008
	(In Thousands)
Operating activities
Net income	$1,041	$3,124
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(570)	(446)
Provision for loan and lease losses	8,225	4,299
Depreciation, amortization and accretion, net	847	538
Share-based compensation	643	626
Increase in cash surrender value of bank-owned life insurance	(697)	(709)
Origination of loans held for sale	(3,164)	(586)
Sale of loans held for sale	3,173	588
Gain on sale of loans held for sale	(9)	(2)
Loss on foreclosed properties	691	1,043
Gain on sale of securities available for sale	(322)	—
Gain from insurance proceeds	(22)	—
Increase in accrued interest receivable and other assets	(5,615)	(2,317)
(Decrease) Increase in accrued interest payable and other liabilities	(3,224)	2,214

Net cash provided by operating activities	997	8,372

Investing activities
Proceeds from maturities of available-for-sale securities	32,720	28,280
Proceeds from sale of available for sale securities	15,004	—
Purchases of available-for-sale securities	(60,024)	(37,810)
Net increase in loans and leases	(9,736)	(77,330)
Proceeds from sale of foreclosed properties	2,900	723
Investment in Aldine Capital Fund, LP	(300)	(570)
Purchases of leasehold improvements and equipment, net	(188)	(496)
Premium payments of bank-owned life insurance	(33)	(33)

Net cash used in investing activities	(19,657)	(87,236)

Financing activities
Net increase in deposits	145,500	62,814
Net (decrease) increase in FHLB line of credit	(15,000)	15,000
Repayment of FHLB advances	(11)	(66,010)
Proceeds from FHLB advances	—	50,000
Net (decrease) increase in short-term borrowed funds	(22,000)	5,550
Repayment of subordinated notes payable	(31,000)	(31,000)
Proceeds from subordinated notes payable	31,000	39,000
Proceeds from junior subordinated notes	—	10,315
Cash dividends paid	(711)	(693)
Purchase of treasury stock	(65)	(52)

Net cash provided by financing activities	107,713	84,924

Net increase in cash and cash equivalents	89,053	6,060
Cash and cash equivalents at the beginning of the period	23,684	17,624

Cash and cash equivalents at the end of the period	$112,737	$23,684

Supplementary cash flow information
Interest paid on deposits and borrowings	$30,665	$32,723
Income taxes paid	967	1,928
Transfer of loans to other real estate owned	2,251	4,117
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Summary of Significant Accounting Policies and Nature of Operations
Nature of Operations. The accounting and reporting practices of First Business Financial Services (FBFS or the Corporation), its wholly-owned subsidiaries, First Business Bank (FBB) and First Business Bank – Milwaukee (FBB – Milwaukee) have been prepared in accordance with U.S. generally accepted accounting principles. First Business Bank and First Business Bank – Milwaukee are sometimes referred to together as the “Banks”. FBB operates as a commercial banking institution in the Dane County and surrounding areas market with loan production offices in Oshkosh, Wisconsin, Appleton, Wisconsin, and Green Bay, Wisconsin. FBB also offers trust and investment services through First Business Trust & Investments (FBTI), a division of FBB. FBB – Milwaukee operates as a commercial banking institution in the Waukesha County and surrounding areas market. The Banks provide a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Banks are subject to competition from other financial institutions and service providers and are also subject to state and federal regulations. FBB has the following subsidiaries: First Business Capital Corp. (FBCC), First Madison Investment Corp. (FMIC), First Business Equipment Finance, LLC and First Business Real Estate LLC (FBBRE). FBCC has a wholly-owned subsidiary, FMCC Nevada Corp. (FMCCNC). FMIC and FMCCNC are located in and were formed under the laws of the state of Nevada. FBB-Milwaukee has one subsidiary, First Business Bank – Milwaukee Real Estate LLC (FBBMRE).
Basis of Financial Statement Presentation. The consolidated financial statements include the accounts of FBFS, and its wholly-owned subsidiaries. In accordance with the provisions of Accounting Standards Codification (ASC) Topic 810, the Corporation’s ownership interest in FBFS Statutory Trust II (Trust II) has not been consolidated into the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could experience significant changes in the near-term include the value of foreclosed property, lease residuals, property under operating leases, securities, intangibles, goodwill, taxes and the level of the allowance for loan and lease losses. Subsequent events have been evaluated through the issuance of the consolidated financial statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
Cash and Cash Equivalents. The Corporation considers federal funds sold and interest-bearing deposits, and short-term investments that have original maturities of three months or less to be cash equivalents.
Securities Available-for-Sale. The Corporation classifies its investment and mortgage-related securities as available-for-sale, held-to-maturity and trading. Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt and equity securities bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Debt and equity securities not classified as held-to-maturity or as trading are classified as available-for-sale. Available-for-sale securities are measured at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax. Realized gains and losses, and declines in value judged to be other than temporary, are included in the consolidated statements of income as a component of non-interest income. The cost of securities sold is based on the specific identification method. The Corporation had no held-to-maturity or trading securities at December 31, 2009 and 2008.

Discounts and premiums on investment and mortgage-backed securities are accreted and amortized into interest income using the effective yield method over the period to maturity.
Declines in the fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Corporation has the intent to sell a security; (2) it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis; or (3) the Corporation does not expect to recover the entire amortized cost basis of the security. If the Corporation intends to sell a security or if it is more likely than not that the Corporation will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income.
Federal Home Loan Bank Stock. The Banks own shares in the Federal Home Loan Bank – Chicago (FHLB) as required for membership to the FHLB. The minimum required investment was $1.7 million as of December 31, 2009. FHLB stock is carried at cost which approximates its fair value because the shares can be resold to other member banks at their carrying amount of $100 per share par amount. The Corporation periodically evaluates its holding in FHLB stock for impairment. Should the stock be impaired, it would be written down to its estimated fair value. There were no impairments recorded on FHLB stock during the years ended December 31, 2009 and 2008. Since October 2007, the FHLB has been under a consensual cease and desist order with its regulator. Under the terms of the order, capital stock repurchases, redemptions of FHLB stock and dividend declarations are subject to prior written approval from the FHLB’s regulator. The FHLB has not declared or paid a dividend since the third quarter of 2007. Based on written correspondence and verbal communications with the FHLB, management believes the order should not impact the FHLB’s ability to provide the Corporation with liquidity and funding needs, provided the Corporation continues to meet the FHLB’s credit standards.
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
Loans Held for Sale. Loans held for sale consist of the current origination of certain 1-4 family mortgage loans and are carried at lower of cost or market value. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the sales price. There were no loans held for sale outstanding at December 31, 2009 or 2008.

Net Investment in Direct Financing Leases. Net investment in direct financing lease agreements represents total undiscounted payments plus estimated unguaranteed residual value (approximating 3% to 20% of the cost of the related equipment) and is recorded as lease receivables when the lease is signed and the leased property is delivered to the client. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis which results in an approximate level rate of return on the unrecovered lease investment. Lease payments are recorded when due under the lease contract. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease and such estimated value considers all relevant information and circumstances regarding the equipment. In estimating the equipment’s fair value at lease termination, the Corporation relies on internally or externally prepared appraisals, published sources of used equipment prices and historical experience adjusted for known current industry and economic trends. The Corporation’s estimates are periodically reviewed to ensure reasonableness, however the amounts the Corporation will ultimately realize could differ from the estimated amounts. When there are other than temporary declines in the Corporation’s carrying amount of the unguaranteed residual value, the carrying value is reduced and charged to non-interest expense.
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
Interest on Loans. Interest on loans is accrued and credited to income on a daily basis based on the unpaid principal balance and is calculated using the effective interest method. Per policy, a loan is placed on a non-accrual status when it becomes 90 days past due or the likelihood of collecting interest is doubtful. A loan is determined to be past due if the borrower fails to meet a contractual payment and will continue to be considered past due until all contractual payments are received. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income and the payments on non-accrual loans are applied to interest on a cash basis. If collectibility of the principal is in doubt, payments received are first applied to reduce loan principal. As soon as it is determined that the principal of a non-accrual loan is uncollectible, the portion of the carrying balance that exceeds the value of the underlying collateral is charged off. Loans are returned to accrual status when they are brought current in terms of both principal and accrued interest due, have performed in accordance with contractual terms for a reasonable period of time, and when the ultimate collectibility of total contractual principal and interest is no longer doubtful.
Loan and Lease Origination Fees. Loan and lease origination fees as well as certain direct origination costs are deferred and amortized as an adjustment to loan yields over the stated term of the loan or lease. Loans that result from a refinance or restructuring, other than a troubled debt restructuring, where terms are at least as favorable to the Corporation as the terms for comparable loans to other borrowers with similar collection risks and result in an essentially new loan, are accounted for as a new loan. Any unamortized net fees, costs, or penalties are recognized when the new loan is originated. Unamortized net loan fees or costs for loans that result from a refinance or restructure with only minor modifications to the original loan contract are carried forward as a part of the net investment in the new loan. For troubled debt restructurings all fees received in connection with a modification of terms are applied as a reduction of the loan; and related costs including direct loan origination costs are charged to expense as incurred.

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
The determination of the estimate of loss is reliant upon historical experience, information about the ability of the individual debtor to pay and appraisal of loan collateral in light of current economic conditions. An estimate of loss is an approximation of what portion of all amounts receivable, according to the contractual terms of that receivable, is deemed uncollectible. Determination of the allowance is inherently subjective because it requires estimation of amounts and timing of expected future cash flows on impaired and other problem loans, estimation of losses on types of loans based on historical losses and consideration of current economic trends, both local and national. Based on management’s periodic review using all previously mentioned pertinent factors, a provision for loan and lease losses is charged to expense. Loan and lease losses are charged against the allowance and recoveries are credited to the allowance.
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
Derivative Instruments. The Corporation uses derivative instruments to protect against the risk of adverse price or interest rate movements on the value of certain assets, liabilities, future cash flows and economic hedges for written client derivative contracts. Derivative instruments represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash to the other party based on a notional amount and an underlying as specified in the contract. A notional amount represents the number of units of a specific item, such as currency units. An underlying represents a variable, such as an interest rate. The amount of cash delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying.
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
Credit risk occurs when a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the counterparties to highly rated dealers, applying uniform credit standards to all activities with credit risk and monitoring the size and the maturity structure of the derivative portfolio.
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
Goodwill is not amortized but is subject to impairment tests on at least an annual basis. Any impairment of goodwill will be recognized as an expense in the period of impairment. The Corporation completes its annual goodwill impairment test as of June 1 each year, or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. No impairment has been recognized for the years ended December 31, 2009 and 2008.
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
Bank-Owned Life Insurance. Bank-owned life insurance (BOLI) is reported at the amount that would be realized if the life insurance policies were surrendered on the balance sheet date. BOLI policies owned by the Banks are purchased with the objective to fund certain future employee benefit costs with the death benefit proceeds. The cash surrender value of such policies is recorded in “Cash surrender value of life insurance” on the Consolidated Balance Sheets and changes in the value are recorded in non-interest income. The total death benefit of all of the BOLI policies is $43.8 million. There are no restrictions on the use of BOLI proceeds nor are there any contractual restrictions on the ability to surrender the policy. As of December 31, 2009 or 2008, there were no loans against the cash surrender value of the BOLI policies.
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
Earnings Per Share. Effective January 1, 2009, earnings per common share are computed using the two-class method. Basic earnings per share (EPS) are computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding for the period, excluding the participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as the holder’s of the Corporation’s common stock. Diluted EPS is computed by dividing net income allocated to common shares adjusted for reallocation of undistributed earnings of unvested restricted shares by the weighted average number of common shares determined for the basic earnings per common share plus the dilutive effect of common stock equivalents using the treasury stock method using the average market price for the period. Some stock options are anti-dilutive and are therefore not included in the calculation of diluted earnings per share. All previously reported earnings per share data has been retrospectively adjusted to conform to the new computation method. Upon adoption, basic earnings per share for the year ended December 31, 2008 decreased by $0.05 and diluted earnings per share for the year ended December 31, 2008 decreased by $0.04.
Segments and Related Information. The Corporation is required to report each operating segment based on materiality thresholds of ten percent or more of certain amounts, such as revenue. Additionally, the Corporation is required to report separate operating segments until the revenue attributable to such segments is at least 75 percent of total consolidated revenue. The Corporation provides a broad range of financial services to individuals and companies in south central and southeastern Wisconsin. These services include demand, time, and savings products, the sale of certain non-deposit financial products and commercial and retail lending, leasing and trust services. While the Corporation’s chief decision-maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a corporate-wide basis. Since the Corporation’s business units have similar basic characteristics in the nature of the products, production processes and type or class of client for products or services, these business units are considered one operating segment.
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
On January 1, 2006, the Corporation adopted ASC Topic 718 using the prospective method as stock options were only granted by the Corporation prior to meeting the definition of a public entity. Under the prospective method, ASC Topic 718 must only be applied to the extent that those awards are subsequently modified, repurchased or cancelled. No stock options have been granted since the Corporation met the definition of a public entity and no stock options have been modified, repurchased or cancelled subsequent to the adoption of this Statement. Therefore, no stock-based compensation was recognized in the consolidated statement of income for the years ending December 31, 2009 or 2008, except with respect to restricted stock awards. Upon vesting of any options subject to ASC Topic 718, the benefits of tax deductions in excess of recognized compensation expense will be reported as a financing cash flow, rather than as an operating cash flow.

Reclassifications. Certain accounts have been reclassified to conform to the current year presentations.
Recent Accounting Changes.
New Accounting Pronouncements. In June 2009, the FASB issued an accounting pronouncement establishing the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards were superseded. The Corporation adopted this new accounting pronouncement beginning with the quarterly period ended September 30, 2009, as required, and the adoption did not have a material impact on the consolidated financial statements of the Corporation.
Transfers and Servicing of Financial Assets. In June 2009, the FASB issued Accounting Standards Updated (ASU) No. 2009-16, “Transfers and Servicing” (Topic 860) which eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. This pronouncement is effective for interim and annual reporting periods beginning after November 15, 2009. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. The disclosure requirements must be applied to transfers that occurred before and after the effective date. The Corporation adopted this new pronouncement on January 1, 2010, as required. The adoption of this standard did not have a material impact on the consolidated financial statements of the Corporation.
Consolidation of Variable Interest Entities. In December 2009, the FASB issued ASU No 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting for Enterprises Involved with Variable Interest Entities”, amending prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This statement requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:
•	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and
•	The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.
Ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity are required. The Corporation adopted this new pronouncement on January 1, 2010, as required. The adoption of this standard did not have a material impact on the consolidated financial statements of the Corporation.

Consolidation. In January 2010, the FASB issued ASU 2010-02, “Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification” which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify the scope of which the decrease in ownership provisions apply or do not apply. The amendments also expand the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of Subtopic 810-10 including the valuation techniques used to the measure the fair value of any retained investment, the nature of continuing involvement with the subsidiary and whether the transaction that resulted in the deconsolidation of the subsidiary or the derecognition of the group of assets was with a related party. The amendments of this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted previous amendments to ASC 810-10 relating to non-controlling interests. Management is currently evaluating the impact of these amendments on the consolidated financial statements of the Corporation.
Fair Value Disclosures. Effective January 1, 2008, the Corporation partially adopted ASC Topic 820 in the Accounting Standards Codification (ASC 820), which provides a framework for measuring fair value. Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued authoritative guidance which deferred the effective date of ASC 820 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Corporation adopted ASC 820 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities in accordance with the FASB’s February 2008 guidance. Effective January 1, 2009, the Corporation adopted the provisions of ASC 820 that relate to nonfinancial assets and nonfinancial liabilities. The adoption of this accounting standard did not have a significant impact on the consolidated financial statements of the Corporation.
In August 2009, the FASB issued new authoritative accounting guidance (Accounting Standards Update No. 2009-5, “Fair Value Measurements and Disclosures”) under ASC Topic 820 for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This new authoritative accounting guidance under ASC Topic 820, Accounting Standards Update No. 2009-5, is effective for the Corporation’s financial statements beginning October 1, 2009 and did not have a significant impact on the consolidated financial statements of the Corporation.
In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” which provides amendments to Subtopic 820-10 that require new disclosures regarding transfers in and out of Levels 1 and 2 and description of the reasons for such transfers and requires additional disclosure regarding the activity in Level 3 fair value measurements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activities which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Corporation is in the process of evaluating the impacts of this newly issued accounting guidance.
In April 2009, the FASB issued three related accounting pronouncements intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. In particular, these pronouncements: (1) provide guidelines for making fair value measurements more consistent with the existing accounting principles when the volume and level of activity for the asset or liability have decreased significantly; (2) enhance consistency in financial reporting by increasing the frequency of fair value disclosures and (3) modify existing general standards of accounting for and disclosure of other-than-temporary impairment losses for impaired debt securities. These standards were effective for periods ending after June 15, 2009 with early adoption permitted. The Corporation adopted these standards effective June 30, 2009 and did not have a material impact on the consolidated financial statements of the Corporation.

Derivative Instruments and Hedging Activities. In March 2008, the FASB issued authoritative guidance under ASC Topic 815 enhancing disclosure requirements about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC Topic 815 and related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial statements.
Note 2 – Shareholder Rights Plan.
On June 5, 2008, the Board of Directors declared a dividend of one common share purchase right for each outstanding share of common stock, $0.01 par value per share (common shares) of the Company. The dividend was paid on July 15, 2008. Each right entitles the registered holder to purchase from the Company one-half of one common share, at a price of $85.00 per full common share (equivalent to $42.50 for each one-half of a common share), subject to adjustment. The rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer for such stock. Under conditions described in the Shareholder Rights Plan, holders of rights could acquire additional shares of the Company’s common stock. The value of shares acquired under the plan would have a market value of two times the then current per share purchase price. The rights will expire on June 5, 2018.
Note 3 – Cash and Due From Banks. Cash and due from banks was approximately $8.6 million and $19.2 million at December 31, 2009 and 2008. Required reserves in the form of either vault cash or deposits held at the Federal Reserve Bank were $572,000 and $342,000 at December 31, 2009 and 2008. As of December 31, 2009 and 2008, the Federal Reserve paid interest on deposits held. Federal Reserve balances were $104.1 million and $1.1 million, respectively, and are included in short-term investments on the consolidated balance sheets.

Note 4 – Securities
The amortized cost and estimated fair values of securities available-for-sale are as follows:

	As of December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	holding gains	holding losses	fair value
	(In Thousands)
Collateralized mortgage obligations – government agencies	$116,109	$2,615	$(215)	$118,509
Collateralized mortgage obligations – government sponsored enterprises	3,729	48	—	3,777

	$119,838	$2,663	$(215)	$122,286

	As of December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	holding gains	holding losses	fair value
	(In Thousands)
Collateralized mortgage obligations – government agencies	$81,406	$1,485	$(32)	$82,859
Collateralized mortgage obligations – government sponsored enterprises	26,090	179	(4)	26,265

	$107,496	$1,664	$(36)	$109,124

Collateralized mortgage obligations – government agencies include securities issued by GNMA. Collateralized mortgage obligations – government sponsored enterprises include securities issued by FHLMC and FNMA. Proceeds from sale of available for sale securities were $15.0 million and resulted in gross realized gains of $325,000 and gross realized losses of $3,000 for the year ended December 31, 2009. No securities were sold during the year ended December 31, 2008.
Securities with carrying values aggregating approximately $55.9 million and $74.0 million were pledged to secure public deposits and FHLB advances at December 31, 2009 and 2008, respectively.
Unrealized holding gains, net of tax effect, included in accumulated other comprehensive income at December 31, 2009 and 2008 were $1.5 million and $1.1 million, respectively.

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2009 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties.

		Estimated fair
	Amortized cost	value
	(In Thousands)

Due in one year or less	$—	$—
Due in one year through five years	1,000	1,049
Due in five through ten years	3,535	3,603
Due in over ten years	115,303	117,634

	$119,838	$122,286

The tables below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at December 31, 2009 and 2008. At December 31, 2009 and December 31, 2008, the Corporation had 10 and 17 securities that were in an unrealized loss position, respectively. Such securities have declined in value due to current interest rate environments and not credit quality and do not presently represent realized losses. At December 31, 2009 the Corporation did not hold any securities that have been in a continuous loss position for twelve months or greater. The Corporation also has not specifically identified securities in a loss position for sale in the near term and does not believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the consolidated results of operations for the year ended December 31, 2009. If the Corporation determines that any of the above investments are deemed to be other-than-temporarily impaired, the impairment loss associated with credit loss will be recognized in the consolidated statements of income and loss associated with market value will be recognized in accumulated other comprehensive income.

	As of December 31, 2009
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)
Collateralized mortgage obligations – government agencies	$17,220	$215	$—	$—	$17,220	$215

	$17,220	$215	$—	$—	$17,220	$215

	As of December 31, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)
Collateralized mortgage obligations – government agencies	$9,803	$32	$—	$—	$9,803	$32
Collateralized mortgage obligations – government sponsored enterprises	1,394	2	534	2	1,928	4

	$11,197	$34	$534	$2	$11,731	$36

Note 5 – Loan and Lease Receivables and Allowance for Loan and Lease Losses
Loan and lease receivables consist of the following:

	December 31,
	2009	2008
	(In Thousands)
First mortgage loans:
Commercial real estate	$441,806	$390,094
Construction and land development	64,194	84,778
Multi-family	43,959	42,514
1-4 family	56,131	51,542

Total first mortgage loans	606,090	568,928
Commercial and industrial loans	199,661	232,350
Direct financing leases, net	27,607	29,722
Home equity loans and second mortgage loans	7,879	7,386
Consumer	13,260	14,445

Total gross loans and lease receivables	854,497	852,831
Less:
Allowance for loan and lease losses	14,124	11,846
Deferred loan fees	566	439

Loans and lease receivables, net	$839,807	$840,546

Certain of the Corporation’s executive officers, directors and their related interests are loan clients of the Banks. As of December 31, 2009 and 2008, loans aggregating approximately $19.3 million and $23.1 million, respectively, were outstanding to such parties. New loans granted to such parties during 2009 and 2008 were approximately $1.1 million and $5.4 million and repayments on such loans were approximately $4.8 million and $5.6 million, respectively. These loans were made in the ordinary course of business and on substantially the same terms as those prevailing for comparable transactions with other clients. None of these loans were considered impaired.

A summary of the activity in the allowance for loan and lease losses follows:

	Years Ended December 31,
	2009	2008
	(Dollars In Thousands)

Allowance at beginning of period	$11,846	$9,854
Charge-offs:
Commercial real estate and other first mortgage	(3,647)	(1,161)
Commercial and industrial	(2,031)	(1,202)
Direct financing leases	(231)	—
Home equity loans and second mortgages	(157)	(32)
Consumer	(36)	(1)

Total charge-offs	(6,102)	(2,396)

Recoveries:
Commercial real estate and other first mortgage	—	87
Commercial and industrial	147	2
Home equity loans and second mortgages	8	—

Total recoveries	155	89

Net charge-offs	(5,947)	(2,307)
Provision for loan and lease loss	8,225	4,299

Allowance at end of period	$14,124	$11,846

Allowance to gross loans and leases	1.65%	1.39%

The Corporation’s non-accrual loans and leases consist of the following at December 31, 2009 and 2008, respectively.

	December 31,
	2009	2008
	(Dollars In Thousands)
Non-accrual loans and leases
First mortgage loans:
Commercial real estate	$8,482	$2,979
Construction and land development	3,317	5,279
Multi-family	1,760	—
1-4 family	3,015	2,082

Total first mortgage loans	16,574	10,340
Commercial and industrial	7,086	5,412
Direct financing leases, net	1	24
Home equity and second mortgage	872	379
Consumer and other	3,292	130

Total non-accrual loans and leases	27,825	16,285
Foreclosed properties, net	1,671	3,011

Total non-performing assets	$29,496	$19,296

Performing troubled debt restructurings	$—	$—

Total non-accrual loans and leases to gross loans and leases	3.26%	1.91%
Total non-performing assets to total assets	2.64	1.91
Allowance for loan and lease losses to gross loans and leases	1.65	1.39
Allowance for loan and lease losses to non-accrual loans and leases	50.76	72.74
At December 31, 2009 and 2008, there were no loans greater than ninety days past due and still accruing interest.
The following represents information regarding the Corporation’s impaired loans and leases:

	As of December 31,
	2009	2008
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$13,243	$9,986
Impaired loans and leases with impairment reserves required	14,582	6,299

Total impaired loans and leases	27,825	16,285
Less:
Impairment reserve (included in allowance for loan and lease loss)	1,846	1,417

Net impaired loans and leases	$25,979	$14,868

Average impaired loans and leases	$20,395	$8,375

Foregone interest income attributable to impaired loans and leases	$1,758	$752
Interest income recognized on impaired loans and leases	(149)	(49)

Net foregone interest income on impaired loans and leases	$1,609	$703

The Corporation’s net investment in direct financing leases consists of the following:

	As of December 31,
	2009	2008
	(In Thousands)

Minimum lease payments receivable	$23,473	$26,740
Estimated unguaranteed residual values in leased property	7,490	7,293
Initial direct costs	107	154
Less unearned lease and residual income	(3,463)	(4,465)

Investment in commercial direct financing leases	$27,607	$29,722

There were no impairments of residual value of leased property during 2009 and 2008.
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

Maturities during year ended December 31,
2010	$8,476
2011	6,849
2012	4,426
2013	2,582
2014	877
Thereafter	263

$23,473

Note 6 – Leasehold Improvements and Equipment
A summary of leasehold improvements and equipment at December 31, 2009 and 2008 is as follows:

	As of December 31,
	2009	2008
	(In Thousands)

Leasehold improvements	$1,300	$1,297
Furniture and equipment	2,805	2,724

	4,105	4,021
Less: accumulated depreciation	(2,916)	(2,492)

Total leasehold improvements and equipment	$1,189	$1,529

Note 7 – Goodwill and Intangible Assets.
Goodwill is not amortized. Goodwill as well as other intangible assets is subject to impairment tests on at least an annual basis. No impairment loss was recorded in 2009 and 2008. At December 31, 2009, goodwill was $2.7 million. There was no change in the carrying amount of goodwill during the year ended December 31, 2009 and 2008. The Corporation performed a detailed valuation in June 2009 utilizing discounted cash flow assumptions of the subsidiary reporting unit with further evaluation of the consolidated entity market capitalization. Each subsequent reporting period, the Corporation evaluated changes in facts and circumstances of the organization to assess if additional triggering events occurred to warrant an updated valuation to be completed. No other triggering events were identified through December 31, 2009. A series of assumptions, including the discount rate applied to the estimated future cash flows, are embedded within the evaluation. These assumptions and estimates are subject to changes. There can be no assurances that discount rates will not increase, projected earnings and cash flows of our subsidiary reporting unit will not decline, and facts and circumstances influencing our consolidated market capitalization will not change. Accordingly, an impairment charge to goodwill and other intangible assets may be required in the foreseeable future if the book equity of our subsidiary reporting unit exceeds its fair value. An impairment charge to goodwill could have an adverse impact on future consolidated results of operations.
The Corporation has intangible assets that are amortized consisting of core deposit intangibles and other intangibles, representing a purchased client list from a purchased brokerage/investment business. Changes in the gross carrying amount, accumulated amortization and net book value of core deposit and other intangibles were as follows:

	Year Ended December 31,
	2009	2008
	(In Thousands)

Core deposit intangibles:
Gross carrying amount	$145	$145
Accumulated amortization	(118)	(108)

Net book value	$27	$37

Amortization during the period	$(10)	$(13)

Other intangibles:
Gross carrying amount	$120	$120
Accumulated amortization	(96)	(84)

Net book value	$24	$36

Amortization during the period	$(12)	$(12)

Estimated amortization expense of core deposit and other intangibles for fiscal years 2010 through 2014 are as follows:

	Core deposit	Other
	intangibles	intangibles	Total
	(In Thousands)

Estimate for the year ended December 31,
2010	7	12	19
2011	5	12	17
2012	4	—	4
2013	3	—	3
2014	2	—	2
Thereafter	6	—	6

	$27	$24	$51

Note 8 – Other Assets
Included in other assets are the equity investments in a variety of investment limited partnerships. An equity investment of $94,000 in CapVest Fund, LP was recorded as of both December 31, 2009 and 2008. As of December 31, 2008 the Corporation had fulfilled its capital commitment with respect to CapVest Fund, LP. An equity investment in Aldine Capital Fund, LP, a mezzanine fund, of $1.4 million and $939,000 was recorded as of December 31, 2009 and 2008. The Corporation has a remaining commitment to provide funds of $1.6 million. The Corporation has one tax-preferred limited partnership equity investments, Chapel Valley Senior Housing, LP. At December 31, 2009, there is a zero cost basis remaining in this tax-preferred limited partnership equity investment. The Corporation is not the general partner, does not have controlling ownership, and is not the primary variable interest holder in any of these limited partnerships. Income earned from these partnerships was $151,000 and $36,000 for the years ended December 31, 2009 and 2008, respectively. During 2009, the partnership associated with Porchlight, Inc., a community housing limited partnership, was dissolved. Prior to the dissolution, the carrying value of this investment was $0.
In September 2008, FBFS Statutory Trust II (Trust II), a Delaware business trust was formed and issued common securities of $315,000. The Corporation is the sole owner of these common securities. The purpose of Trust II was to complete the sale of $10.0 million of 10.5% fixed rate trust preferred securities. Trust II, a wholly owned subsidiary of the Corporation, was not consolidated into the financial statements of the Corporation. The investment in Trust II of $315,000 as of December 31, 2009 and 2008 is included in accrued interest and other assets.

A summary of other assets is as follows:

	As of December 31,
	2009	2008
	(In thousands)

Accrued interest receivable	$3,212	$3,331
Deferred tax assets, net	2,604	2,433
Investment in limited partnerships	1,454	1,033
Investment in FBFS Statutory Trust II	315	315
Fair value of interest rate swaps	1,297	1,797
Prepaid expenses	6,496	972
Other	3,007	2,358

Total	$18,385	$12,239

Prepaid expenses include the FDIC insurance premium for 2010-2012 in the amount of $5.4 million at December 31, 2009.
Note 9 – Deposits
Deposits are summarized as follows:

	December 31, 2009		December 31, 2008
		Weighted		Weighted
	Balance	average rate	Balance	average rate
	(Dollars In Thousands)
Transaction accounts:
Demand deposits	$87,687	0.00%	$55,388	0.00%
Negotiable order of withdrawal (NOW) accounts	65,191	0.40	51,547	1.61

	152,878		106,935
Money market accounts	262,276	1.38	148,366	1.79
Certificates of deposit	98,431	2.34	105,876	3.59
Brokered certificates of deposit	470,789	3.98	477,697	4.71

	$984,374	2.82	$838,874	3.79

A summary of annual maturities of certificates of deposit outstanding at December 31, 2009 follows (in thousands):

Maturities during year ended December 31,
2010	$239,462
2011	148,571
2012	96,363
2013	73,299
2014	11,525

$569,220

Deposits include approximately $42.2 million and $92.5 million of certificates of deposit, including brokered deposits, which are denominated in amounts of $100,000 or more at December 31, 2009 and 2008, respectively.
Note 10 – Borrowed Funds
The composition of borrowed funds is as follows:

	As of December 31,
	2009			2008
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Balance	Balance	Average Rate	Balance	Balance	Average Rate
	(Dollars In Thousands)
Federal funds purchased	$—	$1,700	0.61%	$22,000	$12,888	2.38%
FHLB advances	18,505	18,873	4.66	33,516	31,840	4.34
Junior subordinated notes	10,315	10,315	10.78	10,315	2,734	10.83
Line of credit	10	38	4.41	10	1,461	4.87
Subordinated notes payable	39,000	39,000	4.92	39,000	35,044	5.78

	$67,830	$69,926	5.61	$104,841	$83,967	4.86

Short-term borrowings	$16,010			$37,015
Long-term borrowings	51,820			67,826

	$67,830			$104,841

The maximum outstanding of federal funds purchased was $14.6 million and $22.0 million for the years ended December 31, 2009 and 2008, respectively.
The Corporation has a $53.2 million FHLB line of credit available for advances which is collateralized by mortgage-related securities, unencumbered first mortgage loans and secured small business loans as noted below. At December 31, 2009, $34.7 million of this line is unused. At December 31, 2009 and 2008, open line advances totaled $0 and $15 million, respectively. The rate at December 31, 2008 was 0.52%, respectively. Long-term FHLB advances totaled $18.5 million and $18.5 million at December 31, 2009 and 2008, respectively. These advances bear fixed interest rates which range from 4.50% to 6.06% at both December 31, 2009 and 2008, and are subject to a prepayment fee if they are repaid prior to maturity. None of the Corporation’s FHLB advances are putable.
The Corporation is required to maintain, as collateral, mortgage-related securities and unencumbered first mortgage loans and secured small business loans in its portfolio aggregating at least the amount of outstanding advances from the FHLB. Loans totaling approximately $21.1 million and $16.1 million and collateralized mortgage obligations totaling approximately $32.1 million and $42.9 million were pledged as collateral for FHLB advances at December 31, 2009 and 2008, respectively.

(In Thousands)
Repayments during year ended December 31,
2010	$16,011
2011	2,012
2012	13
2013	469
2014	—
Thereafter	—

$18,505

At December 31, 2009 and 2008, there were no securities sold under agreements to repurchase.
The Corporation has a line of credit of $10.5 million. The line of credit carries an interest rate of one month LIBOR plus 2.45% with a floor of 4.00% and has certain performance debt covenants of which two were in violation as of December 31, 2009. The Corporation received a waiver of covenant violations through the maturity of the line of credit. The credit line matured on March 12, 2010 and was subsequently renewed for one additional year with pricing terms of LIBOR plus 2.75% with an interest rate floor of 4.00%. The Corporation has subordinated notes payable. At December 31, 2009 and 2008, the amount of subordinated notes payable outstanding was $39.0 million. The subordinated notes payable qualify for Tier 2 capital and have maturities from June 2015 to April 2016. The subordinated notes payable bear interest rates of one month LIBOR plus 4.25%; approximately $31 million of the subordinated notes payable contain interest rate floors of 5.5%. There are no debt covenants on the subordinated notes payable.
In September 2008, FBFS Statutory Trust II (Trust II), a Delaware business trust wholly owned by the Corporation, completed the sale of $10.0 million of 10.5% fixed rate trust preferred securities (Preferred Securities). Trust II also issued common securities of $315,000. Trust II used the proceeds from the offering to purchase $10.3 million of 10.5% Junior Subordinated Notes (the Notes) of the Corporation. The Preferred Securities are mandatorily redeemable upon the maturity of the Notes on September 26, 2038. The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. The Corporation used the proceeds from the sale of the Notes for general corporate purposes including providing additional capital to its subsidiaries. Debt issuance costs of approximately $428,000 were capitalized in 2008 of which $411,000 is remaining at December 31, 2009. Debt issuance costs are included in other assets, and are amortizing over the life of the Notes as an adjustment to interest expense.
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

Note 11 – Stockholders’ Equity
The Corporation and Banks are subject to various regulatory capital requirements administered by the Federal and State of Wisconsin banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions on the part of regulators, that if undertaken, could have a direct material effect on the Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation and the Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In the event that (i) the FDIC or the Division should increase minimum required levels of capital; (ii) the total assets of the Banks increase significantly; (iii) the income of the Banks decreases significantly; or (iv) any combination of the foregoing occurs, then the Boards of Directors of the Banks may be restricted by the FDIC or the Division as to the level of dividend they can pay to their parent company.
Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2009, that the Corporation and the Banks meet all applicable capital adequacy requirements.
As of December 31, 2009 and 2008, the most recent notification from the Federal Deposit Insurance Corporation and the state of Wisconsin Department of Financial Institutions (DFI) categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. The qualification results in lower assessment of FDIC premiums, among other benefits.
In addition, the Banks met the minimum net worth requirement of 6.0% as required by the State of Wisconsin at December 31, 2009 and 2008.

The following table summarizes the Corporation and Banks’ capital ratios and the ratios required by its federal regulators at December 31, 2009 and 2008, respectively:

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2009

Total capital (to risk-weighted assets)
Consolidated	$110,513	12.15%	$72,772	8.00%	N/A	N/A
First Business Bank	94,251	11.62	64,906	8.00	$81,132	10.00%
First Business Bank – Milwaukee	14,246	14.69	7,757	8.00	9,696	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$60,109	6.61	$36,386	4.00%	N/A	N/A
First Business Bank	84,082	10.36	32,453	4.00	$48,679	6.00%
First Business Bank – Milwaukee	13,027	13.44	3,878	4.00	5,818	6.00

Tier 1 capital (to average assets)
Consolidated	$60,109	5.53	$43,485	4.00%	N/A	N/A
First Business Bank	84,082	9.08	37,042	4.00	$46,302	5.00%
First Business Bank – Milwaukee	13,027	8.13	6,406	4.00	8,007	5.00

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2008

Total capital (to risk-weighted assets)
Consolidated	$109,603	12.00%	$73,088	8.00%	N/A	N/A
First Business Bank	91,062	11.13	65,448	8.00	$81,810	10.00%
First Business Bank – Milwaukee	14,590	15.13	7,714	8.00	9,642	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$59,178	6.48	$36,544	4.00%	N/A	N/A
First Business Bank	80,880	9.89	32,724	4.00	$49,086	6.00%
First Business Bank – Milwaukee	13,375	13.87	3,857	4.00	5,785	6.00

Tier 1 capital (to average assets)
Consolidated	$59,178	5.94	$39,819	4.00%	N/A	N/A
First Business Bank	80,880	9.23	35,064	4.00	$43,830	5.00%
First Business Bank – Milwaukee	13,375	10.61	5,042	4.00	6,302	5.00
The following table reconciles stockholders’ equity to federal regulatory capital at December 31, 2009 and 2008, respectively.

	As of December 31,
	2009	2008
	(In Thousands)

Stockholders’ equity of the Corporation	$54,393	$53,006
Unrealized and accumulated gains and losses on specific items and disallowed goodwill and intangible assets	(4,284)	(3,828)
Trust preferred securities	10,000	10,000

Tier 1 capital	60,109	59,178
Allowable general valuation allowances and subordinated debt	50,404	50,425

Risk-based capital	$110,513	$109,603

The Banks may not declare or pay cash dividends if such declaration and payment would violate Federal and/or state regulatory requirements. Unlike the Banks, the Corporation is not subject to these regulatory restrictions on the payment of dividends to its stockholders, the source of which, however, may depend upon dividends from the Banks. At December 31, 2009, subsidiary net assets of approximately $45.4 million could be transferred to the Corporation in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary.

Note 12 – Earnings per Share
The computation of earnings per share for fiscal years 2009 and 2008 is as follows:

	For the year ended December 31,
	2009	2008

Distributed earnings allocated to common stockholders	$687,633	$681,313
Undistributed earnings allocated to common stockholders	318,480	2,324,665

Income available to common stockholders for basic earnings per share	1,006,113	3,005,978
Reallocation of undistributed earnings for diluted earnings per share	—	15

Income available to common stockholders for diluted earnings per share	$1,006,113	$3,005,993

Basic average shares	2,456,257	2,431,083
Dilutive effect of share-based awards	—	419

Dilutive average shares	2,456,257	2,431,502

Earnings per share:
Basic	$0.41	$1.24
Diluted	0.41	1.24
For the year ended December 31, 2009 and 2008, average anti-dilutive employee share-based awards totaled 237,606 and 218,256, respectively.
Note 13 – Equity Incentive Plans
The Corporation adopted an equity incentive plan in 1993 as amended in 1995, an equity incentive plan in 2001 and the 2006 Equity Incentive Plan (the Plans). The Plans are administered by the Compensation Committee of the Board of Directors of FBFS and provide for the grant of equity ownership opportunities through incentive stock options, nonqualified stock options (stock options) and restricted stock (unvested shares). A maximum of 447,323 common shares are currently authorized for awards under the Plans. 135,404 shares are available for future grants under the Plans as of December 31, 2009. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the Plans. The Corporation may issue new shares and shares from treasury for shares delivered under the Plans.

Stock Options
Stock options are granted to senior executives and other employees under the Plans. Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is granted. Options granted under the Plans are subject to graded vesting, generally ranging from four to eight years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. There were no stock options granted during the years ended December 31, 2009 or 2008. No stock options have been granted since the Corporation met the definition of a public entity and no stock options have been modified, repurchased or cancelled. Therefore, no stock-based compensation related to stock options was recognized in the consolidated financial statements for the years ended December 31, 2009 and 2008. The Corporation expects that a majority of the outstanding stock options will fully vest.
The following table represents a summary of stock options activity for all periods.

	For the Years Ended December 31,
	2009		2008
		Weighted		Weighted
	Options	average price	Options	average price

Outstanding at beginning of year	157,290	$22.07	159,540	$22.10
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(14,500)	22.63	(2,250)	24.56

Outstanding at end of year	142,790	22.01	157,290	22.07

Options exercisable at end of year	142,790		154,290

The following table represents outstanding stock options and exercisable stock options at the respective ranges of exercise prices at December 31, 2009.

	Options Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
		contractual	exercise		exercise
Range of exercise prices	Shares	life (Years)	price	Shares	price
$15.00 – $17.50	9,984	4.04	15.33	9,984	15.33
$17.51 – $20.00	17,756	1.52	19.09	17,756	19.09
$20.01 – $22.50	61,050	3.14	22.00	61,050	22.00
$22.51 – $25.00	54,000	4.87	24.22	54,000	24.22

	142,790			142,790

Restricted Shares
Under the 2001 and 2006 Equity Incentive Plans, participants may be granted restricted shares, each of which represents an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive a common share on the date specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under this plan are subject to graded vesting. For awards with graded vesting, compensation expense is recognized over the requisite service period of four years for the entire award on a straight-line basis. Upon vesting of restricted share awards, the benefits of tax deductions in excess of recognized compensation expense is recognized as a financing cash flow activity. For the year ended December 31, 2009 and 2008, restricted share awards vested on a date at which the market price was lower than the market value on the date of grant; therefore there is no excess tax benefit reflected in the consolidated statements of cash flows. Restricted share activity for the years ended December 31, 2009 and 2008 was as follows:

	2009		2008
		Weighted		Weighted
	Number of	average	Number of	average
	restricted	grant-date	restricted	grant-date
	shares	fair value	shares	fair value
Nonvested balance at beginning of year	104,949	$19.12	91,379	$21.16
Granted	6,500	10.07	40,950	16.00
Vested	(34,273)	19.77	(26,005)	21.29
Forfeited	(6,914)	19.99	(1,375)	20.59

Nonvested balance as of end of year	70,262	17.88	104,949	19.12

As of December 31, 2009, there was approximately $900,000 of deferred compensation expense related to unvested restricted share awards which is expected to be recognized over four years. For the years ended December 31, 2009 and 2008, share-based compensation expense included in net income totaled approximately $643,000 and $626,000, respectively. As of December 31, 2009 there were no restricted shares vested and not delivered.
Note 14 – Employee Benefit Plans
The Corporation maintains a contributory 401(k) defined contribution plan covering substantially all employees. The Corporation matches 100% of amounts contributed by each participating employee up to 3% of the employee’s compensation. The Corporation made a matching contribution of 3% to all eligible employees in 2009 and 2008. Employer matching contributions were $253,000 and $243,000 for the years ended December 31, 2009 and 2008, respectively. The Corporation may also contribute additional amounts at its discretion. Discretionary contributions of 0.0% and 1.8% were made in 2009 and 2008. Discretionary contributions totaled approximately $0 and $151,000 in 2009 and 2008, respectively.
The Corporation has a deferred compensation plan covering two officers under which it provides contributions to supplement their retirement. Under the terms of the agreements, benefits to be received are generally payable within six months of the date of the termination of employment with the Corporation. The expense associated with this plan in 2009 and 2008 was $92,000 and $108,000, respectively. The present value of future payments under the plan of $1.1 million and $1.4 million at December 31, 2009 and 2008 is included in other liabilities. One of the agreements provides for contributions to supplement health insurance costs. The reduction of expense associated with this portion of the plan due to the reduction of the liability in 2009 and 2008 was $16,000 and $12,000, respectively. The present value of future payments related to post retirement health insurance costs of $29,000 and $45,000 at December 31, 2009 and 2008 is included in other liabilities.
The Corporation owns life insurance policies on the lives of these two officers, which have cash surrender values of approximately $1.7 million and $1.6 million as of December 31, 2009 and 2008, respectively and death benefits of $6.0 million and $5.9 million, respectively. The remaining balance of the cash surrender value of bank-owned life insurance of $14.5 million and $13.9 million as of December 31, 2009 and 2008, respectively, is related to policies on a number of other officers of the Banks.

Note 15 – Leases
The Corporation and FBB occupy space under an operating lease agreement that expires on March 8, 2016. First Business Bank has two loan production offices that occupy office space under separate operating lease agreements that expire on December 31, 2017. FBB – Milwaukee occupies office space under an operating lease agreement that expires on November 30, 2010. The Corporation’s total rent expense was approximately $1.4 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively. Rent increases are accrued on a straight-line basis. The Corporation also leases vehicles and other office equipment. Rental expense for these operating leases was $64,000 and $84,000 for the years ended December 31, 2009 and 2008, respectively.
Future minimum lease payments for noncancelable operating leases for each of the five succeeding years and thereafter are as follows (in thousands):

2010	$776
2011	640
2012	626
2013	637
2014	639
Thereafter	1,050

$4,368

Note 16 – Income Taxes
Income tax expense applicable to income for the years ended December 31, 2009 and 2008 consists of the following:

	Year Ended December 31,
	2009	2008
	(In Thousands)
Current:
Federal	$782	$1,669
State	505	833

	1,287	2,502

Deferred:
Federal	(397)	(199)
State	(173)	(247)

	(570)	(446)

Total income tax expense	$717	$2,056

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax basis.

The significant components of the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,
	2009	2008
	(In Thousands)
Deferred tax assets:
Allowance for loan and lease losses	$5,539	$4,556
Deferred compensation	517	554
Unrealized loss on interest rate swaps	—	1
Federal and state net operating loss carryforwards	2,576	2,586
Write-down of foreclosed properties	138	410
Non-accrual loan interest	410	304
Other	1,320	1,357

	10,500	9,768
Valuation allowance	(1,264)	(1,275)

Total deferred tax assets	9,236	8,493

Deferred tax liabilities:
Leasing and fixed asset activities	5,399	5,241
Unrealized gain on securities	960	562
Other	273	257

Total deferred tax liabilities	6,632	6,060

Net deferred tax asset	$2,604	$2,433

The tax effects of unrealized gains and losses on derivative instruments and unrealized gains and losses on securities are components of other comprehensive income. A reconciliation of the change in net deferred tax assets to deferred tax expense follows:

	At December 31,
	2009	2008
	(In Thousands)

Change in net deferred tax assets	$(171)	$319
Deferred taxes allocated to OCI	(399)	(765)

Deferred income tax benefit	$(570)	$(446)

Net deferred tax assets are included in accrued interest receivable and other assets in the consolidated balance sheets.
The Corporation has state net operating loss carryforwards of approximately $49.4 million and $49.6 million at December 31, 2009 and 2008, respectively, which can be used to offset their future state taxable income. The carry forwards expire between 2010 and 2025. A valuation allowance has been established for the future benefits attributable to certain of the state net operating losses. At December 31, 2009, the Corporation had fully utilized its state charitable contribution carryforwards.

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
The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2009	2008
	(In Thousands)

Income before income tax expense	$1,758	$5,180

Tax expense at statutory federal rate of 34% applied to income before income tax expense	598	$1,761
State income tax, net of federal effect	114	271
Change in valuation allowance	(11)	201
Bank-owned life insurance	(237)	(252)
Interest on prior uncertain tax positions	160	116
Settlement of IRS audit	—	35
Enactment of combined reporting	(37)	—
Other	130	(76)

Total income tax expense	$717	$2,056

Effective tax rate	40.78%	39.69%
Like many financial institutions located in Wisconsin, FBB established a Nevada subsidiary for the purpose of investing and managing the Bank’s investment portfolio and purchasing a portion of FBB’s loans. FBB’s Nevada investment subsidiaries now hold and manage these assets. FBCC established a Nevada subsidiary for the purpose of purchasing FBCC’s loans. The investment subsidiaries have not filed returns with, or paid income or franchise taxes to, the State of Wisconsin. The Wisconsin Department of Revenue (the Department) implemented a program to audit Wisconsin financial institutions which formed investment subsidiaries located outside of Wisconsin, and the Department has generally indicated that it intends to assess income or franchise taxes on the income of the out-of-state investment subsidiaries of Wisconsin financial institutions. FBB received a Notice of Audit from the Department that covers the years from 1999 through 2005 and relates primarily to the issue of income of the Nevada investment subsidiaries. FBCC received a Notice of Audit from the Department that covers the years from 2001 through 2005. During 2004, the Department offered a blanket settlement agreement to most banks in Wisconsin having Nevada investment subsidiaries. The Department has not issued an assessment to FBB or FBCC, but the Department has stated that it intends to do so if the matter is not settled.

Prior to the formation of the investment subsidiaries the Bank sought and obtained private letter rulings from the Department regarding the non-taxability of the investment subsidiaries in the State of Wisconsin. The Bank believes that it complied with Wisconsin law and the private rulings received from the Department. Should an assessment be forthcoming, the Bank intends to defend its position vigorously through the normal administrative appeals process in place at the Department and through other judicial channels should they become necessary. Although FBB and FBCC will vigorously oppose any such assessment there can be no assurance that the Department will not be successful in whole or in part in its efforts to tax the income of the Bank’s Nevada investment subsidiary. In 2008, the Corporation accrued, as a component of current state tax expense, an estimated liability including interest which is the most likely amount within a range of probable settlement amounts. No accrual for additional liability, other than interest on prior positions, was made in 2009 due to enactment of combined reporting in the State of Wisconsin. FBFS does not expect the resolution of this matter to materially affect its consolidated results of operations and financial position beyond the amounts accrued.
In February 2009, the State of Wisconsin enacted unitary combined reporting effective January 1, 2009. Due to the new tax law, we have included income generated by our investment subsidiaries, which are domiciled in Nevada, into our calculation of taxable income to determine our expected Wisconsin tax liability. As a result of the new law 2009 and future tax losses generated by our holding company will be recognized and offset against Wisconsin income generated by other members of the combined group. The deferred tax asset related to existing Wisconsin holding company state tax net operating losses from years prior to 2009 will continue to maintain a 100% valuation allowance since we have determined that it is more likely than not that the deferred tax asset will not be realized.
A summary of all of the Corporation’s uncertain tax positions are as follows:

	Year Ended December 31,
	2009	2008
	(In Thousands)
Unrecognized tax benefits at beginning of year	$2,440	$1,812
Additions based on tax positions related to current year	10	—
Reductions for tax positions related to current year	(2)	—
Additions for tax positions of prior years	3	636
Reductions for tax positions of prior years	(23)	(8)
Settlements	—	—

Unrecognized tax benefits at end of year	$2,428	$2,440

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $1.9 million as of December 31, 2009. As of December 31, 2009, the Corporation had accrued $665,000 of interest. During the years ended December 31, 2009 and 2008, interest associated with uncertain tax positions was $263,000 and 190,000, respectively, and is included in income tax expense. As of December 31, 2009, State of Wisconsin tax years that remain open to audit are 1997 and 1999 through 2008. Federal tax years that remain open are 2005 through 2008. As of December 31, 2009, there were no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.
Note 17 – Derivative Financial Instruments
The Corporation enters into certain derivative financial instruments as part of its strategy to manage its exposure to interest rate risk. Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2008, the fair value of the interest swap owned by the Corporation that is designated as a cash flow hedge represented a liability of $2,000. This derivative contract matured in April 2009. No other derivative contracts designated as accounting hedges were owned by the Corporation as of December 31, 2009.

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
At December 31, 2009, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $48.4 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. The aggregate amortizing notional value of interest rate swaps with dealer counterparties was also approximately $48.4 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in 2013 through 2019. The commercial borrower swaps were reported on the Corporation’s balance sheet as a derivative asset of $1.3 million, included in other assets, and a derivative liability of $167,000, included in accrued interest and other liabilities as of December 31, 2009. Dealer counterparty swaps were reported on the Corporation’s balance sheet as a net derivative liability of $1.1 million due to master netting and settlement contracts with dealer counterparties and is included in other liabilities as of December 31, 2009.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of December 31, 2009 and 2008.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In Thousands)
Derivatives designated as hedging instruments
December 31, 2009			Other liabilities	$—
December 31, 2008			Other liabilities	$2

Derivatives not designated as hedging instruments
December 31, 2009	Other assets	$1,297	Other liabilities	$1,297
December 31, 2008	Other assets	$1,797	Other liabilities	$1,797

The location and amount of gains and losses reported in the consolidated statements of income for the years ended December 31, 2009 and 2008 are as follows:

For the year ended December 31, 2009
Amount
	Recognized in		Amount
	Other		reclassified from
	Comprehensive		Accumulated
	Income on	Income	Other	Income	Amount of
	Derivative	Statement	Comprehensive	Statement	Gain/(Loss)
	Gain/(Loss)	Location	Income	Location	Recorded
Instrument	Effective Portion	Effective Portion	Effective Portion	Ineffective Portion	Ineffective Portion
(In Thousands)
Interest rate swaps – hedge	$(1)	Interest expense	$(3)	N/A	$—
Interest rate swaps – non hedge	$—	N/A	$—	Other noninterest income	$(667)
Interest rate swaps non-hedge	$—	N/A	$—	Other noninterest income	$946

For the year ended December 31, 2008
Amount
	Recognized in		Amount
	Other		reclassified from
	Comprehensive		Accumulated
	Income on	Income	Other	Income	Amount of
	Derivative	Statement	Comprehensive	Statement	Gain/(Loss)
	Gain/(Loss)	Location	Income	Location	Recorded
Instrument	Effective Portion	Effective Portion	Effective Portion	Ineffective Portion	Ineffective Portion
(In Thousands)
Interest rate swaps – hedge	$(5)	Interest expense	$(13)	N/A	$—
Interest rate swaps – non hedge	—	N/A	—	Other noninterest income	1,797
Interest rate swaps – non hedge	—	N/A	—	Other noninterest income	(1,610)
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

In the event of non-performance, the Banks’ exposure to credit loss for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for instruments reflected in the consolidated financial statements. An accrual for credit losses on financial instruments with off-balance sheet risk would be recorded separate from any valuation account related to any such recognized financial instrument. As of December 31, 2009 and 2008, there were no accrued credit losses for financial instruments with off-balance sheet risk.
Financial instruments whose contract amounts represent potential credit risk at December 31, 2009 and 2008, respectively, are as follows:

	At December 31,
	2009	2008
	(In Thousands)

Commitments to extend credit, primarily commercial loans	$255,140	$236,292
Standby letters of credit	7,015	9,731
Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition in the contract. Commitments generally have fixed expiration dates or other termination clauses and may have a fixed interest rate or a rate which varies with the prime rate or other market indices and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the Banks. The Banks evaluate the creditworthiness of each client on a case-by-case basis and generally extend credit only on a secured basis. Collateral obtained varies but consists primarily of accounts receivable, inventory, equipment, securities, life insurance or income-producing commercial properties. There is generally no market for commercial loan commitments, the fair value of which would approximate the present value of any fees expected to be received as a result of the commitment. These are not considered to be material to the financial statements.
Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a client to a third party. Standby letters of credit, collateralized by accounts receivable, inventory, and income-producing commercial properties, expire primarily within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The fair value of standby letters of credit is recorded as a liability when the standby letter of credit is issued. The fair value has been estimated to approximate the fees received by the Banks for issuance. The fees are recorded into income and the fair value of the guarantee is decreased ratably over the term of the standby letter of credit.
Management has estimated that there is no probable loss expected from the funding of loan commitments or standby letters of credit at December 31, 2009 and 2008.
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

Note 19 – Fair Value
The Corporation determines the fair market values of its financial instruments based on the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date and is based on exit prices vs. entry prices. Fair value includes assumptions about risk such as nonperformance risk in liability fair values and is a market-based measurement, not an entity-specific measurement. The standard describes three levels of inputs that may be used to measure fair value.
Level 1 – Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date.
Level 2 – Level 2 inputs are inputs other than quoted prices included with Level 1 that are observable for the asset or liability either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 – Level 3 inputs are inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Corporation’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
December 31, 2009	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Collateralized mortgage obligations – government agencies	$—	$118,509	$—	$118,509
Collateralized mortgage obligations – government sponsored enterprises	—	3,777	—	3,777
Interest rate swaps	—	1,297	—	1,297

Liabilities:
Interest rate	$—	$1,297	$—	$1,297

	Fair Value Measurements Using
December 31, 2008	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Collateralized mortgage obligations – government agencies	$—	$82,859	$—	$82,859
Collateralized mortgage obligations – government sponsored enterprises	—	26,265	—	26,265
Interest rate swaps	—	1,797	—	1,797

Liabilities:
Interest rate	$—	$1,799	$—	$1,799
Assets and liabilities measured at fair value on a nonrecurring basis, segregated by fair value hierarchy are summarized below:

					Total
	Balance at	Fair Value Measurements Using			Gains
	December 31, 2009	Level 1	Level 2	Level 3	(Losses)
	(In Thousands)

Impaired loans	$17,596	$—	$14,820	$2,775	—
Foreclosed properties	1,671	—	$1,671	—	(525)

					Total
	Balance at	Fair Value Measurements Using			Gains
	December 31, 2008	Level 1	Level 2	Level 3	(Losses)
	(In Thousands)

Impaired loans	$6,827	$—	$1,389	$5,438	—
Impaired loans that are collateral dependent were written down to their fair value of $17.6 million and $6.8 million through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value at December 31, 2009 and 2008, respectively. Valuation techniques consistent with the market approach, income approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within Level 3 of the hierarchy.
Certain non-financial assets subject to measurement at fair value on a non-recurring basis included goodwill and foreclosed properties and repossessed assets. Foreclosed properties, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan and lease losses based upon the fair value of the foreclosed property. The fair value of a foreclosed property, upon initial recognition, is estimated using Level 2 inputs based on observable market data, typically an appraisal, or Level 3 inputs based upon assumptions specific to the individual property or equipment. Subsequent impairments of foreclosed properties and repossessed assets are recorded to loss on foreclosed properties. During the year ended December 31, 2009, approximately $2.2 million of outstanding loans were transferred to foreclosed properties as the Corporation claimed title to the respective assets. During the year ended December 31, 2009, the Corporation completed an evaluation of certain of its foreclosed assets. Based upon the evaluation and the results of the impairment calculation, we recognized impairment losses of approximately $525,000 on foreclosed properties. At December 31, 2009 and December 31, 2008, foreclosed properties, at fair value, were $1.7 million and $3.0 million, respectively.

The Corporation’s goodwill is not amortized but is subject to an annual impairment evaluation. The Corporation conducts its annual evaluation in June of each year. Based upon the results of this analysis, the fair value of the Corporation’s subsidiary reporting unit goodwill exceeds the carrying value of its assets and liabilities and, therefore, no impairment was necessary. The goodwill impairment evaluation utilized a discounted cash flow method with further evaluation of the consolidated entity market capitalization. A series of assumptions, including the discount rate applied to the estimated future cash flows, were embedded within the evaluation. These assumptions and estimates are subject to changes. There can be no assurances that discount rates will not increase, projected earnings and cash flows of our subsidiary reporting unit will not decline, and facts and circumstances influencing our consolidated market capitalization will not change. Accordingly, an impairment charge to goodwill may be required in the foreseeable future if the book equity of our subsidiary reporting unit exceeds its fair value. An impairment charge to goodwill could have an adverse impact on future consolidated results of operations. On a quarterly basis, the Corporation continues to evaluate the business climate and elements affecting the reliability of the estimated cash flows utilized in the annual impairment calculation to assess if triggering events have occurred. For the periods subsequent to the annual evaluation period, no additional triggering events occurred.
Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below:

	December 31, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$112,737	$112,737	$23,684	$23,684
Securities available-for-sale	122,286	122,286	109,124	109,124
Loans and lease receivables	839,807	820,286	840,546	892,142
Federal Home Loan Bank stock	2,367	2,367	2,367	2,367
Cash surrender value of life insurance	16,254	16,254	15,524	15,524
Accrued interest receivable	3,212	3,212	3,331	3,331
Interest rate swaps	1,297	1,297	1,797	1,797

Financial liabilities:
Deposits	$984,374	$1,000,027	$838,874	$863,102
Federal funds purchased	—	—	22,000	22,000
Federal Home Loan Bank and other borrowings	57,515	58,125	72,526	73,841
Junior subordinated notes	10,315	7,237	10,315	6,925
Interest rate swaps	1,297	1,297	1,799	1,799
Accrued interest payable	4,359	4,359	6,911	6,911

Off balance sheet items:
Standby letters of credit	38	38	28	28
Commitments to extend credit	—	*	—	*

*	Not meaningful.

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
Loans and Leases: Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan and then applying a discount factor based upon the embedded credit risk of the loan to derive an exit price value. The estimate of maturity is based on the Banks’ historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.
Federal Home Loan Bank Stock: The carrying amount of FHLB stock equals its fair value because the shares may be redeemed by the FHLB at their carrying amount of $100 per share amount.
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

Note 20 – Condensed Parent Only Financial Information
The following represents the unconsolidated financial information of the Parent of the Corporation:
Condensed Balance Sheets

	At December 31,
	2009	2008
	(In Thousands)
Assets
Cash and cash equivalents	$1,941	$3,392
Investments in subsidiaries, at equity	101,709	98,397
Leasehold improvements and equipment, net	587	782
Other	807	893

Total assets	$105,044	$103,464

Liabilities and Stockholders’ Equity
Borrowed funds	$49,325	$49,325
Other liabilities	1,326	1,133

Total liabilities	50,651	50,458
Stockholders’ equity	54,393	53,006

Total liabilities and stockholders’ equity	$105,044	$103,464

Condensed Statements of Income

	Year Ended December 31,
	2009	2008
	(In Thousands)

Interest income	$12	$27
Interest expense	3,034	2,393

Net interest expense	(3,022)	(2,366)

Non-interest income
Consulting and rental income from consolidated subsidiaries	7,746	4,857
Other	153	51

Total non-interest income	7,899	4,908

Non-interest expense	7,106	6,985

Loss before tax benefit and equity in undistributed net income of consolidated subsidiaries	(2,229)	(4,443)
Income tax benefit	(836)	(1,486)

Loss before equity in undistributed net income of consolidated subsidiaries	(1,393)	(2,957)
Equity in undistributed net income of consolidated subsidiaries	2,434	6,081

Net income	$1,041	$3,124

Condensed Statements of Cash Flows

	Year Ended December 31,
	2009	2008
	(In Thousands)
Operating activities
Net income	$1,041	$3,124
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of consolidated subsidiaries	(2,434)	(6,081)
Share-based compensation	245	212
(Decrease) increase in liabilities	227	(494)
Other, net	246	(453)

Net cash used in operating activities	(675)	(3,692)

Investing activities
Payments for investment in and advances to subsidiaries	—	(8,315)

Net cash used in investing activities	—	(8,315)

Financing activities
Exercise of stock options	—	—
Net (decrease in short-term borrowed funds	—	(2,200)
Proceeds from issuance of long-term debt	31,000	39,000
Repayment of long-term debt	(31,000)	(31,000)
Proceeds from issuance of junior subordinated notes	—	10,315
Purchase of treasury stock	(65)	(52)
Dividends paid	(711)	(693)

Net cash provided by financing activities	(776)	15,370

(Decrease) increase in cash and cash equivalents	(1,451)	3,363
Cash and cash equivalents at beginning of year	3,392	29

Cash and cash equivalents at end of year	$1,941	$3,392

Note 21 – Condensed Quarterly Earnings (unaudited)

	2009				2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands, Except per share data)

Interest income	$13,805	$14,031	$14,235	$14,285	$15,153	$14,726	$14,739	$15,155
Interest expense	(7,317)	(7,186)	(6,902)	(6,917)	(9,091)	(8,074)	(8,222)	(8,128)

Net interest income	6,488	6,845	7,333	7,368	6,062	6,652	6,517	7,027
Provision for loan losses	(2,197)	(1,647)	(1,378)	(3,003)	(553)	(743)	(17)	(2,986)
Non-interest income	1,562	1,455	1,889	1,544	1,087	1,267	1,340	1,443
Non-interest expense	(6,161)	(6,253)	(5,528)	(6,559)	(5,341)	(5,438)	(5,815)	(5,322)

Income before income taxes	(308)	400	2,316	(650)	1,255	1,738	2,025	162
Income taxes	115	(140)	(963)	271	(485)	(670)	(853)	(48)

Net income	$(193)	$260	$1,353	$(379)	$770	$1,068	$1,172	$114

Per share data:
Basic earnings per share	$(0.08)	$0.10	$0.53	$(0.14)	$0.31	$0.43	$0.46	$0.04
Diluted earnings per share	(0.08)	0.10	0.53	(0.14)	0.31	0.43	0.46	0.04
Dividends	0.07	0.07	0.07	0.07	0.07	0.07	0.07	0.07

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Business Financial Services, Inc.
We have audited the accompanying consolidated balance sheets of First Business Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Business Financial Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Milwaukee, Wisconsin
March 12, 2010

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A(T).	Controls and Procedures
Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2009.
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
Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2009.
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
Changes in Internal Control over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance
(a)	Directors of the Registrant. Information with respect to the Directors of the registrant, included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 17, 2010 under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
(b)	Executive Officers of the Registrant. The information is presented in Item 1 of this document.
(c)	Code of Ethics. The Corporation has adopted a code of ethics applicable to all employees, including the principal executive and principal accounting officer of the Corporation. The FBFS Code of Ethics is posted on the Corporation’s website at www.firstbusiness.com

Item 11.	Executive Compensation
Information with respect to compensation for our directors and officers included in the definitive Proxy Statement for the Annual Meeting to be held on May 17, 2010 included within the summary compensation table is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management, included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 17, 2010 under the captions “Principal Shareholders” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 17, 2010 under the caption “Related Party Transactions” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information with respect to principal accounting fees and services included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 17, 2010 under the caption “Independent Registered Public Accounting Firm” is incorporated herein by reference.
PART IV.

Item 15.	Exhibits, Financial Statements Schedules
The consolidated financial statements listed on the Index included under “Item 7 – Financial Statements and Supplementary Data” are filed as a part of this Form 10-K. All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant.
Exhibits. See Exhibit Index.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
March 12, 2010	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

March 12, 2010	/s/ James F. Ropella
James F. Ropella
Chief Financial Officer

March 12, 2010	/s/ Shauna M. Gnorski
Shauna M. Gnorski
Chief Accounting Officer

March 12, 2010	/s/ Jerome J. Smith
Jerome J. Smith
Chairman of the Board of Directors

March 12, 2010	/s/ Leland C. Bruce
Leland C. Bruce
Director

March 12, 2010	/s/ Mark D. Bugher
Mark D. Bugher
Director

March 12, 2010	/s/ Jan A. Eddy
Jan A. Eddy
Director

March 12, 2010	/s/ John M. Silseth
John M. Silseth
Director

March 12, 2010	/s/ Barbara H. Stephens
Barbara H. Stephens
Director

March 12, 2010	/s/ Dean W. Voeks
Dean W. Voeks
Director

March 12, 2010	/s/ Gary E. Zimmerman
Gary E. Zimmerman
Director

Exhibit No.	Exhibit Name

3.1
Amended and Restated Articles of Incorporation of First Business Financial Services, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on March 13, 2009)

3.2	Amended and Restated Bylaws of First Business Financial Services, Inc., as amended (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on March 13, 2009)

4.1
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt not being registered that is not filed as an exhibit to this Annual Report on Form 10-K. No such instrument authorizes securities in excess of 10% of the total assets of the Registrant.

4.2
Rights Agreement, dated as of June 5, 2008, between the Registrant and Computershare Investor Services, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of the Registrant, dated as of June 6, 2008)

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

10.6
Restated Employment Agreement dated December 14, 2005 between the Registrant and Jerome J. Smith (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on December 16, 2005)

10.7
Employment and Repayment Agreement between First Business Capital Corp. and Charles H. Batson, dated December 14, 2005 (previously filed as Exhibits 10.1 and 10.2 and incorporated by reference to Exhibits 10.1 and 10.2 to the current report on Form 8-K filed on December 20, 2005)

Form of Executive Change-in-Control and Severance Agreement (incorporated by reference to the current report on Form 8-K filed on February 10, 2006)

Exhibit No.	Exhibit Name

10.8
Restated Employment Agreement dated November 7, 2006 between the Registrant and Corey A. Chambas (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on November 13, 2006)

10.9	Annual Incentive Bonus Program (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on April 10, 2009)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Amended Registration Statement on Form 10 filed April 28, 2005)

23	Consent of KPMG LLP

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Senior Vice President and Chief Financial Officer

32	Certification of the Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99
Proxy Statement for the Annual Meeting of the Stockholders (to be filed with the SEC under Regulation 14A within 120 days after December 31, 2009; except to the extent specifically incorporated by reference, the Proxy Statement for the Annual Meeting of the Stockholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K)