Form 10-Q
period 2010-03-31
First Business Financial Services, Inc.
filed 2010-04-30
CIK 1305399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on April 22, 2010 was 2,539,992 shares.

[This page intentionally left blank]

2

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

1

PART I. Financial Information

Item 1.	Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2010	2009
	(In Thousands, Except Share Data)

Assets
Cash and due from banks	$8,031	$8,566
Short-term investments	79,077	104,171

Cash and cash equivalents	87,108	112,737
Securities available-for-sale, at fair value	131,869	122,286
Loans and leases receivable, net of allowance for loan and lease losses of $15,342 and $14,124, respectively	839,382	839,807
Leasehold improvements and equipment, net	1,143	1,189
Foreclosed properties	1,333	1,671
Cash surrender value of bank-owned life insurance	16,423	16,254
Investment in Federal Home Loan Bank stock, at cost	2,367	2,367
Goodwill and other intangibles	2,735	2,740
Accrued interest receivable and other assets	19,422	18,385

Total assets	$1,101,782	$1,117,436

Liabilities and Stockholders’ Equity
Deposits	$964,547	$984,374
Federal Home Loan Bank and other borrowings	57,513	57,515
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	13,917	10,839

Total liabilities	1,046,292	1,063,043

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 2,618,010 and 2,616,010 shares issued, 2,540,141 and 2,539,306 outstanding at 2010 and 2009, respectively	26	26
Additional paid-in capital	24,867	24,731
Retained earnings	30,302	29,582
Accumulated other comprehensive income	1,796	1,544
Treasury stock (77,869 and 76,704 shares at 2010 and 2009, respectively), at cost	(1,501)	(1,490)

Total stockholders’ equity	55,490	54,393

Total liabilities and stockholders’ equity	$1,101,782	$1,117,436

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Loss) (Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
	(In Thousands, Except Share Data)
Interest income:
Loans and leases	$13,190	$12,555
Securities	1,135	1,239
Short-term investments	41	11

Total interest income	14,366	13,805

Interest expense:
Deposits	5,511	6,464
Notes payable and other borrowings	734	579
Junior subordinated notes	274	274

Total interest expense	6,519	7,317

Net interest income	7,847	6,488
Provision for loan and lease losses	1,344	2,197

Net interest income after provision for loan and lease losses	6,503	4,291

Non-interest income:
Trust and investment services income	567	434
Service charges on deposits	398	334
Increase in cash surrender value of bank-owned life insurance	162	181
Loan fees	250	273
Credit, merchant and debit card fees	51	47
Other	201	293

Total non-interest income	1,629	1,562

Non-interest expense:
Compensation	3,495	3,173
Occupancy	372	361
Equipment	145	169
Data processing	299	280
Marketing	195	205
Professional fees	519	513
FDIC Insurance	782	335
Collateral liquidation costs	224	562
Loss on foreclosed properties, net	113	—
Other	400	563

Total non-interest expense	6,544	6,161

Income (loss) before income tax expense (benefit)	1,588	(308)
Income tax expense (benefit)	689	(115)

Net income (loss)	$899	$(193)

Earnings (loss) per common share:
Basic	$0.35	$(0.08)
Diluted	0.35	(0.08)
Dividends declared per share	0.07	0.07
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(Unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	income	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2008	$26	$24,088	$29,252	$1,065	$(1,425)	$53,006
Comprehensive income:
Net income	—	—	(193)	—	—	(193)
Unrealized securities gains arising during the period	—	—	—	985	—	985
Unrealized derivative losses arising during the period	—	—	—	(1)	—	(1)
Reclassification adjustment for realized losses on derivatives	—	—	—	3	—	3
Income tax effect	—	—	—	(388)	—	(388)

Comprehensive income						406
Share-based compensation — restricted shares	—	172	—	—	—	172
Cash dividends ($0.07 per share)	—	—	(178)	—	—	(178)
Treasury stock purchased (1,027 shares)	—	—	—	—	(13)	(13)

Balance at March 31, 2009	$26	$24,260	$28,881	$1,664	$(1,438)	$53,393

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	income	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2009	$26	$24,731	$29,582	$1,544	$(1,490)	$54,393
Comprehensive income:
Net income	—	—	899	—	—	899
Unrealized securities gains arising during the period	—	—	—	423	—	423
Income tax effect	—	—	—	(171)	—	(171)

Comprehensive income						1,151
Share-based compensation — restricted shares	—	136	—	—	—	136
Cash dividends ($0.07 per share)	—	—	(179)	—	—	(179)
Treasury stock purchased (1,165 shares)	—	—	—	—	(11)	(11)

Balance at March 31, 2010	$26	$24,867	$30,302	$1,796	$(1,501)	$55,490

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
	(In Thousands)
Operating activities
Net income (loss)	$899	$(193)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes, net	(1,052)	(266)
Provision for loan and lease losses	1,344	2,197
Depreciation, amortization and accretion, net	318	147
Share-based compensation	136	172
Increase in cash surrender value of bank-owned life insurance	(161)	(173)
Origination of loans for sale	(250)	(1,279)
Sale of loans originated for sale	250	1,281
Gain on sale of loans originated for sale	—	(2)
Loss on foreclosed properties and repossessed assets	113	—
Increase in accrued interest receivable and other assets	(175)	(476)
Increase in accrued interest payable and other liabilities	3,078	381

Net cash provided by operating activities	4,500	1,789

Investing activities
Proceeds from maturities of available-for-sale securities	9,492	7,013
Purchases of available-for-sale securities	(18,842)	(5,286)
Proceeds from sale of foreclosed properties and repossessed assets	368	—
Net increase in loans and leases	(1,062)	(10,160)
Purchases of leasehold improvements and equipment, net	(58)	(151)
Purchase of cash surrender value of life insurance	(8)	(8)

Net cash used in investing activities	(10,110)	(8,592)

Financing activities
Net (decrease) increase in deposits	(19,827)	51,496
Repayment of FHLB advances	(2)	(15,003)
Net decrease in short-term borrowed funds	—	(22,000)
Cash dividends paid	(179)	(178)
Purchase of treasury stock	(11)	(13)

Net cash (used in) provided by financing activities	(20,019)	14,302

Net (decrease) increase in cash and cash equivalents	(25,629)	7,499
Cash and cash equivalents at the beginning of the period	112,737	23,684

Cash and cash equivalents at the end of the period	$87,108	$31,183

Supplementary cash flow information
Interest paid on deposits and borrowings	$5,960	$7,192
Income taxes paid	33	15
Transfer to foreclosed properties and repossessed assets	143	—
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
Note 2 — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2009. There have been no significant changes in the methods or assumptions used in accounting policies requiring material estimates and assumptions.
In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included in the unaudited consolidated financial statements. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2010. Certain amounts in prior periods have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the issuance of the unaudited consolidated financial statements.
Note 3 — Recent Accounting Pronouncements
Transfers and Servicing of Financial Assets. In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860)” which eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. This pronouncement is effective for interim and annual reporting periods beginning after November 15, 2009. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. The disclosure requirements must be applied to transfers that occurred before and after the effective date. The Corporation adopted this new pronouncement on January 1, 2010, as required. The sale accounting treatment for the Corporation’s participation loans have been evaluated in accordance with the new standard. Refer to Note 7 — Loans and Leases for additional information. The adoption of this standard did not have a material impact on the consolidated financial statements of the Corporation.
Consolidation of Variable Interest Entities. In December 2009, the FASB issued ASU No. 2009-17, “Consolidation (Topic 810) — Improvements to Financial Reporting for Enterprises Involved with Variable Interest Entities”, amending prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This statement requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:
•	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and

•	The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.
Ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity are required. The Corporation adopted this accounting standard on January 1, 2010, as required. There was no impact to the unaudited consolidated financial statements due to the adoption of this standard.
Consolidation. In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification” which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify the scope of which the decrease in ownership provisions apply or do not apply. The amendments also expand the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of Subtopic 810-10 including the valuation techniques used to measure the fair value of any retained investment, the nature of continuing involvement with the subsidiary and whether the transaction that resulted in the deconsolidation of the subsidiary or the derecognition of the group of assets was with a related party. The amendments of this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted previous amendments to ASC 810-10 relating to non-controlling interests. The Corporation adopted this accounting standard on January 1, 2010, as required. There was no impact to the unaudited consolidated financial statements due to the adoption of this standard.
Note 4 — Earnings Per Share.
Earnings per common share are computed using the two-class method. Basic earnings per common share are computed by dividing net income (loss) allocated to common shares by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of the Corporation’s common stock. Diluted earnings per share are computed by dividing net income (loss) allocated to common shares adjusted for reallocation of undistributed earnings of unvested restricted shares by the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents using the treasury stock method. For the three month periods ended March 31, 2010 and 2009, average anti-dilutive employee share-based awards totaled 200,332 and 253,169, respectively.

	For the Three Months
	Ended March 31,
	2010	2009

Distributed earnings allocated to common stockholders	$173,177	$171,187
Undistributed earnings allocated to common stockholders	702,253	(357,067)

Income (loss) available to common stockholders for basic earnings per share	875,430	(185,880)
Reallocation of undistributed earnings for diluted earnings per share	—	—

Income (loss) available to common stockholders for diluted earnings per share	$875,430	$(185,880)

Basic average shares	2,473,557	2,445,880
Dilutive effect of share-based awards	—	—

Dilutive average shares	2,473,557	2,445,880

Earnings per common share:
Basic	$0.35	$(0.08)
Diluted	0.35	(0.08)

Note 5 — Share-Based Compensation
The Corporation adopted an equity incentive plan in 1993, as amended in 1995, an equity incentive plan in 2001 and the 2006 Equity Incentive Plan (the Plans). The Plans are administered by the Compensation Committee of the Board of Directors of FBFS and provide for the grant of equity ownership opportunities through incentive stock options, nonqualified stock options (Stock Options) and restricted shares. As of March 31, 2010, 133,404 shares were available for future grants under the 2001 and 2006 Equity Incentive Plans (2001 and 2006 Plans). Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the 2001 and 2006 Plans. The Corporation may issue new shares and shares from treasury for shares delivered under the Plans.
Stock Options
The Corporation may grant Stock Options to senior executives and other employees under the Plans. Stock Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is granted. Stock Options granted under the 2001 and 2006 Plans are subject to graded vesting, generally ranging from four to eight years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. The Corporation has not granted any Stock Options since the Corporation became a public entity nor has it modified, repurchased or cancelled any Stock Options during that period. Therefore, no stock-based compensation was recognized in the consolidated statement of income (loss) for the three months ended March 31, 2010 and 2009, except with respect to restricted share awards. As of March 31, 2010, all Stock Options granted and not previously forfeited have vested.
Stock Option activity for the year ended December 31, 2009 and three months ended March 31, 2010 was as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Options	Average Price	Life (Years)
Outstanding at December 31, 2008	157,290	$22.07	4.67
Granted	—	—
Exercised	—	—
Forfeited	(14,500)	22.63

Outstanding at December 31, 2009	142,790	22.01	3.66

Options exercisable at December 31, 2009	142,790		3.66

Outstanding as of December 31, 2009	142,790	$22.01	3.66
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2010	142,790	22.01	3.41

Options exercisable at March 31, 2010	142,790	22.01	3.41

Restricted Shares
Under the 2001 and 2006 Plans, the Corporation may grant restricted shares to plan participants, subject to forfeiture upon the occurrence of certain events until dates specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under the 2001 and 2006 Plans are subject to graded vesting. Compensation expense is recognized over the requisite service period of four years for the entire award on a straight-line basis. Upon vesting of restricted share awards, the benefits of tax deductions in excess of recognized compensation expense is recognized as a financing cash flow activity. For the three months ended March 31, 2010 and 2009, restricted share awards vested on a date at which the market price was lower than the market value on the date of grant; therefore, there is no excess tax benefit reflected in the consolidated statements of cash flows for the periods.

Restricted share activity for the year ended December 31, 2009 and the three months ended March 31, 2010 was as follows:

		Weighted Average
	Number of	Grant-Date
	Restricted Shares	Fair Value
Nonvested balance as of December 31, 2008	104,949	$19.12
Granted	6,500	10.07
Vested	(34,273)	19.77
Forfeited	(6,914)	19.99

Nonvested balance as of December 31, 2009	70,262	$17.88
Granted	2,000	10.15
Vested	(7,773)	22.46
Forfeited	—	—

Nonvested balance as of March 31, 2010	64,489	$17.08

As of March 31, 2010, approximately $785,000 of deferred compensation expense was included in additional paid-in capital in the consolidated balance sheet related to unvested restricted shares which the Corporation expects to recognize over four years. As of March 31, 2010, all restricted shares that vested were delivered. For the three months ended March 31, 2010 and 2009, share-based compensation expense included in the consolidated statements of income (loss) totaled approximately $136,000 and $172,000, respectively.
Note 6 — Securities
The amortized cost and estimated fair values of securities available-for-sale were as follows:

	As of March 31, 2010
		Gross	Gross
		unrealized	unrealized	Estimated
	Amortized cost	holding gains	holding losses	fair value
	(In Thousands)
Collateralized mortgage obligations — government agencies	$126,508	$3,062	$(228)	$129,342
Collateralized mortgage obligations — government-sponsored enterprises	2,490	37	—	2,527

	$128,998	$3,099	$(228)	$131,869

	As of December 31, 2009
		Gross	Gross
		unrealized	unrealized	Estimated
	Amortized cost	holding gains	holding losses	fair value
	(In Thousands)
Collateralized mortgage obligations — government agencies	$116,109	$2,615	$(215)	$118,509
Collateralized mortgage obligations — government-sponsored enterprises	3,729	48	—	3,777

	$119,838	$2,663	$(215)	$122,286

Collateralized mortgage obligations — government agencies represent securities issued by the Government National Mortgage Association. Collateralized mortgage obligations — government-sponsored enterprises include securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at March 31, 2010 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties.

		Estimated
	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$—	$—
Due in one year through five years	934	977
Due in five through ten years	3,870	3,941
Due in over ten years	124,194	126,951

	$128,998	$131,869

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009. At March 31, 2010 and December 31, 2009, the Corporation had 17 and 10 securities that were in an unrealized loss position, respectively. Such securities have declined in value due to the current interest rate environment and have not experienced credit rating downgrades. At March 31, 2010 the Corporation did not hold any securities that have been in a continuous loss position for twelve months or greater. The Corporation also has not specifically identified securities in a loss position for sale in the near term and does not believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the consolidated results of operations for the three months ended March 31, 2010.

A summary of unrealized loss information for available-for-sale securities, categorized by security type follows:

	As of March 31, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)
Collateralized mortgage obligations — government agencies	$27,612	$228	$—	$—	$27,612	$228

	$27,612	$228	$—	$—	$27,612	$228

	As of December 31, 2009
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)
Collateralized mortgage obligations — government agencies	$17,220	$215	$—	$—	$17,220	$215

	$17,220	$215	$—	$—	$17,220	$215

There were no sales of securities available for sale for the three months ended March 31, 2010 and 2009.
At March 31, 2010 and December 31, 2009, securities with a fair value of approximately $57.3 million and $55.9 million, respectively, were pledged to secure public deposits, interest rate swap contracts and Federal Home Loan Bank (FHLB) advances and availability for additional advances.
Note 7 — Loans and Leases
Loans and leases receivable consisted of the following:

	March 31,	December 31,
	2010	2009
	(In Thousands)
First mortgage loans:
Commercial real estate	$442,754	$441,806
Construction and land development	57,909	64,194
Multi-family	43,833	43,959
1-4 family	56,418	56,131

Total first mortgage loans	600,914	606,090
Commercial and industrial loans	211,407	199,661
Direct financing leases, net	25,524	27,607
Home equity loans and second mortgage	6,369	7,879
Consumer and other	10,973	13,260

Loans and leases receivable, gross	855,187	854,497
Less:
Allowance for loan and lease losses	15,342	14,124
Deferred loan fees	463	566

Loans and leases receivable, net	$839,382	$839,807

The total principal amount of loans transferred to third parties during the three months ended March 31, 2010 was $3.1 million. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore $3.1 million has been derecognized in the unaudited consolidated financial statements. The Corporation has a continuing involvement in each of the agreements by way of servicing the loans; however, there are no further obligations, other than standard representations and warranties related to sold amounts, required of the Corporation in the event of default. The loans were transferred at their fair value and no gain or loss was recognized upon the transfer.
The total amount of loans transferred to third parties as loan participations at March 31, 2010 was $54.6 million of which $54.6 million has been derecognized as a sale under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Corporation continues to have involvement with these loans by way of the relationship management and all servicing responsibilities. As of March 31, 2010, none of the loans in this participation sold portfolio were considered impaired nor has the Corporation recognized any charge-offs associated with any retained portion of this pool of loans as measured by the Corporation’s allowance for loan and lease loss measurement process and policies.
Non-accrual loans and leases consisted of the following at March 31, 2010 and December 31, 2009, respectively:

	March 31,	December 31,
	2010	2009
	(Dollars In Thousands)
Non-accrual loans and leases
First mortgage loans:
Commercial real estate	$8,087	$8,482
Construction and land development	3,751	3,317
Multi-family	3,534	1,760
1-4 family	4,361	3,015

Total first mortgage loans	19,733	16,574
Commercial and industrial	7,638	7,086
Direct financing leases, net	—	1
Home equity and second mortgage	955	872
Consumer and other	3,292	3,292

Total non-accrual loans and leases	31,618	27,825
Foreclosed properties and repossessed assets, net	1,333	1,671

Total non-performing assets	$32,951	$29,496

Performing troubled debt restructurings	$—	$—

Total non-accrual loans and leases to gross loans and leases	3.70%	3.26%
Total non-performing assets to total assets	2.99	2.64
Allowance for loan and lease losses to non-accrual loans and leases	48.52	50.76

Note 8 — Allowance for Loan and Lease Losses
A summary of the activity in the allowance for loan and lease losses is presented below:

	Three
	Months Ended	Year Ended
	March 31,	December 31,
	2010	2009
	(Dollars In Thousands)
Allowance at beginning of period	$14,124	$11,846
Charge-offs:
Commercial real estate and other first mortgage	(125)	(3,647)
Commercial and industrial	(2)	(2,031)
Direct financing leases	—	(231)
Home equity loans and second mortgage	—	(157)
Consumer and other	—	(36)

Total charge-offs	(127)	(6,102)

Recoveries:
Commercial real estate and other mortgage	—	—
Commercial and industrial	1	147
Direct financing leases	—	—
Home equity loans and second mortgage	—	8
Consumer and other	—	—

Total recoveries	1	155

Net charge-offs	(126)	(5,947)
Provision for loan and lease losses	1,344	8,225

Allowance at end of period	$15,342	$14,124

Allowance to gross loans and leases	1.79%	1.65%
The following represents information regarding our impaired loans:

	As of and for	As of and for
	the Three	the Year
	Months Ended	Ended
	March 31,	December 31,
	2010	2009
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$11,160	$13,243
Impaired loans and leases with impairment reserves required	20,458	14,582

Total impaired loans and leases	31,618	27,825
Less:
Impairment reserve (included in allowance for loan and lease losses)	3,114	1,846

Net impaired loans and leases	$28,504	$25,979

Average net impaired loans and leases	$26,708	$20,395

Foregone interest income attributable to impaired loans and leases	$495	$1,758
Interest income recognized on impaired loans and leases	(9)	(149)

Net foregone interest income on impaired loans and leases	$486	$1,609

Net foregone interest income on impaired loans and leases for the three months ended March 31, 2009 was $337,000.

Note 9 — Deposits
Deposits consisted of the following:

	March 31, 2010		December 31, 2009
		Weighted		Weighted
	Balance	average rate	Balance	average rate
	(Dollars In Thousands)
Transaction accounts:
Demand deposits	$54,733	0.00%	$87,687	0.00%
Negotiable order of withdrawal (NOW) accounts	83,363	0.40	65,191	0.40

Total transaction accounts	138,096		152,878
Money market accounts	273,077	1.30	262,276	1.38
Certificates of deposit	79,991	2.09	98,431	2.34
Brokered certificates of deposit	473,383	3.54	470,789	3.98

Total deposits	$964,547		$984,374

Note 10 — Borrowings
Borrowings consisted of the following:

	March 31, 2010			December 31, 2009
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Balance	balance	rate	Balance	balance	rate
	(Dollars In Thousands)
Fed funds purchased	$—	$—	0.00%	$—	$1,700	0.61%
FHLB advances	18,503	18,504	4.67	18,505	18,873	4.66
Senior line of credit	10	10	4.00	10	38	4.41
Subordinated notes payable	39,000	39,000	5.30	39,000	39,000	4.92
Junior subordinated notes	10,315	10,315	10.63	10,315	10,315	10.78

	$67,828	$67,829	5.95	$67,830	$69,926	5.61

Short-term borrowings	$18,010			$16,010
Long-term borrowings	49,818			51,820

	$67,828			$67,830

As of March 31, 2010, the Corporation was in compliance with its debt covenants on its Senior line of credit. Beginning in March 2010, the Corporation pays an unused line fee on its secured Senior line of credit. For the three months ended March 31, 2010 interest expense incurred due to this unused line fee was approximately $1,000.

Note 11 — Fair Value Disclosures
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
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Corporation’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
March 31, 2010
Assets:
Collateralized mortgage obligations — government agencies	$—	$129,342	$—	$129,342
Collateralized mortgage obligations — government sponsored enterprises	—	2,527	—	2,527
Interest rate swaps	—	1,844	—	1,844

Liabilities:
Interest rate swaps	$—	$1,844	$—	$1,844

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
December 31, 2009
Assets:
Collateralized mortgage obligations — government agencies	$—	$118,509	$—	$118,509
Collateralized mortgage obligations — government sponsored enterprises	—	3,777	—	3,777
Interest rate swaps	—	1,297	—	1,297

Liabilities:
Interest rate swaps	$—	$1,297	$—	$1,297
There were no transfers in or out of Level 1 or 2 during the three months ended March 31, 2010 or the year ended December 31, 2009.

Assets and liabilities measured at fair value on a nonrecurring basis, segregated by fair value hierarchy are summarized below:

		As of and for the three months ended March 31, 2010
					Total
	Balance at	Fair Value Measurements Using			Gains
	March 31, 2010	Level 1	Level 2	Level 3	(Losses)
	(In Thousands)

Impaired loans	$21,861	$—	$17,621	$4,240	$—
Foreclosed properties	1,333	—	1,333	—	(121)

		As of and for the year ended December 31, 2009
					Total
	Balance at	Fair Value Measurements Using			Gains
	December 31, 2009	Level 1	Level 2	Level 3	(Losses)
	(In Thousands)

Impaired loans	$17,596	$—	$14,820	$2,775	$—
Foreclosed properties	$1,671	$—	$1,671	$—	$(525)
Impaired loans that are collateral dependent were written down to their fair value of $21.9 million and $17.6 million at March 31, 2010 and December 31, 2009, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within Level 3 of the hierarchy.
Certain non-financial assets subject to measurement at fair value on a non-recurring basis included goodwill and foreclosed properties. Foreclosed properties, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan and lease losses, if deemed necessary, based upon the fair value of the foreclosed property. The fair value of a foreclosed property, upon initial recognition, is estimated using Level 2 inputs based on observable market data, typically an appraisal, or Level 3 inputs based upon assumptions specific to the individual property or equipment. Subsequent impairments of foreclosed properties are recorded as a loss on foreclosed properties. During the three months ended March 31, 2010, approximately $143,000 of outstanding loans were transferred to foreclosed properties as the Corporation claimed title to the respective assets. During the three months ended March 31, 2010, the Corporation completed an evaluation of certain of its foreclosed assets. Based upon the evaluation and the results of the impairment calculation, we recognized impairment losses of approximately $121,000 on foreclosed properties. At March 31, 2010 and December 31, 2009, foreclosed properties, at fair value, were $1.3 million and $1.7 million, respectively.
The Corporation’s goodwill is not amortized but is subject to an annual impairment evaluation. The Corporation conducts its annual evaluation in June of each year. Based upon the results of this analysis, the fair value of the Corporation’s subsidiary reporting unit goodwill exceeds the carrying value of its assets and liabilities and, therefore, no impairment was necessary. The goodwill impairment evaluation utilized a discounted cash flow method with further evaluation of the consolidated entity market capitalization. A series of assumptions, including the discount rate applied to the estimated future cash flows, were embedded within the evaluation. These assumptions and estimates are subject to changes. There can be no assurances that discount rates will not increase, projected earnings and cash flows of our subsidiary reporting unit will not decline, and facts and circumstances influencing our consolidated market capitalization will not change. Accordingly, an impairment charge to goodwill may be required in the foreseeable future if the book equity of our subsidiary reporting unit exceeds its fair value. An impairment charge to goodwill could have an adverse impact on future consolidated results of operations. On a quarterly basis, the Corporation continues to evaluate the business climate and elements affecting the reliability of the estimated cash flows utilized in the annual impairment calculation to assess if triggering events have occurred. For the period subsequent to the most recent annual evaluation period, no additional triggering events occurred.

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$87,108	$87,108	$112,737	$112,737
Securities available-for-sale	131,869	131,869	122,286	122,286
Loans and lease receivables	839,382	820,042	839,807	820,286
Federal Home Loan Bank stock	2,367	2,367	2,367	2,367
Cash surrender value of life insurance	16,423	16,423	16,254	16,254
Accrued interest receivable	3,302	3,302	3,212	3,212
Interest rate swaps	1,844	1,844	1,297	1,297

Financial liabilities:
Deposits	$964,547	$977,997	$984,374	$1,000,027
Federal Home Loan Bank and other borrowings	57,513	57,978	57,515	58,125
Junior subordinated notes	10,315	7,225	10,315	7,237
Interest rate swaps	1,844	1,844	1,297	1,297
Accrued interest payable			4,359	4,359

Off balance sheet items:
Standby letters of credit	30	30	38	38
Commitments to extend credit	—	*	—	*

*	Not meaningful
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
The carrying amounts reported for cash and cash equivalents, accrued interest receivable and accrued interest payable approximate fair value because of their short-term nature and because they do not present unanticipated credit concerns.

Securities: The fair value measurements of investment securities are determined by a third party pricing service which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.
Loans and Leases: Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market rates that reflect the credit and interest rate risk inherent in the portfolio of loans and then applying a discount factor based upon the embedded credit risk of the loan to derive an exit price value. The estimate of maturity is based on the Banks’ historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.
Federal Home Loan Bank Stock: The carrying amount of FHLB stock equals its fair value because the shares may be redeemed by the FHLB at their carrying amount of $100 per share amount.
Cash Surrender Value of Life Insurance: The carrying amount of the cash surrender value of life insurance approximates its fair value as the carrying value represents the current settlement amount.
Deposits: The fair value of deposits with no stated maturity, such as demand deposits and money market accounts, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates offered for deposits of similar remaining maturities. The fair value estimates do not include the intangible value that results from the funding provided by deposit liabilities compared to borrowing funds in the market.
Borrowed Funds: Market rates currently available to the Corporation and Banks for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.
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
Interest Rate Swaps: The carrying amount and fair value of existing derivative financial instruments are based upon independent valuation models, which use widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative contract. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Corporation has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.
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
Note 12 — Derivative Financial Instruments
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
At March 31, 2010, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $50.2 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. The aggregate amortizing notional value of interest rate swaps with dealer counterparties was also approximately $50.2 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in 2013 through 2019. The commercial borrower swaps were reported on the Corporation’s balance sheet as a derivative asset of $1.8 million, included in accrued interest receivable and other assets, and a derivative liability of $55,000, included in accrued interest and other liabilities as of March 31, 2010. Dealer counterparty swaps were reported on the Corporation’s balance sheet as a net derivative liability of $1.8 million due to master netting and settlement contracts with dealer counterparties and is included in accrued interest payable and other liabilities as of March 31, 2010.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of March 31, 2010 and December 31, 2009.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In Thousands)

Derivatives not designated as hedging instruments
March 31, 2010	Other assets	$1,844	Other liabilities	$1,844
December 31, 2009	Other assets	$1,297	Other liabilities	$1,297

The location and amount of gains and losses reported in the consolidated statements of income (loss) for the three months ended March 31, 2010 and 2009 are as follows:

For the three months ended March 31, 2010
Amount
	Recognized in		Amount
	Other		reclassified from
	Comprehensive		Accumulated
	Income on	Income	Other	Income	Amount of
	Derivative	Statement	Comprehensive	Statement	Gain/(Loss)
	Gain/(Loss)	Location	Income	Location	Recorded
Instrument	Effective Portion	Effective Portion	Effective Portion	Ineffective Portion	Ineffective Portion
(In Thousands)
Interest rate swaps — non hedge	$—	N/A	$—	Other noninterest income	$333
Interest rate swaps non—hedge	$—	N/A	$—	Other noninterest income	$(333)

For the three months ended March 31, 2009
Amount
	Recognized in		Amount
	Other		reclassified from
	Comprehensive		Accumulated
	Income on	Income	Other	Income	Amount of
	Derivative	Statement	Comprehensive	Statement	Gain/(Loss)
	Gain/(Loss)	Location	Income	Location	Recorded
Instrument	Effective Portion	Effective Portion	Effective Portion	Ineffective Portion	Ineffective Portion
(In Thousands)
Interest rate swaps —hedge	$(1)	Interest expense	$(3)	N/A	$—
Interest rate swaps — non hedge	—	N/A	—	Other noninterest income	690
Interest rate swaps — non hedge	—	N/A	—	Other noninterest income	(467)

Item 2.	- Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
When used in this report, and in any oral statements made with the approval of an authorized executive officer, the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including, without limitation, changes in economic conditions in the market area of FBB or FBB — Milwaukee, changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in the market area of FBB or FBB — Milwaukee, borrowers defaulting in the repayment of loans and competition. These risks could cause actual results to differ materially from what FBFS has anticipated or projected. These risk factors and uncertainties should be carefully considered by potential investors. See Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 for discussion relating to risk factors impacting the Corporation. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-Q could affect the financial performance of FBFS and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.

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
The following discussion and analysis is intended as a review of significant events and factors affecting the financial condition and results of operations of FBFS for the periods indicated. The discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto presented in this Form 10-Q.
General
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
General Overview
•	Total assets were $1.102 billion as of March 31, 2010 compared to $1.117 billion as of December 31, 2009.

•	Net income for the three months ended March 31, 2010 was $899,000 compared to a net loss of $193,000 for the three months ended March 31, 2009.

•	Net interest margin increased to 3.00% for the three months ended March 31, 2010 compared to 2.65% for the three months ended March 31, 2009.

•	Top line revenue increased 17.7% to $9.5 million for the three months ended March 31, 2010 compared to $8.1 million for the comparable period of the prior year.

•	Loan and lease loss provision was $1.3 million for the three months ended March 31, 2010 compared to $2.2 million for same time period in the prior year. Allowance for loan and lease loss as a percentage of gross loans and leases was 1.79% at March 31, 2010 compared to 1.65% at December 31, 2009.

•	Diluted earnings per common share for the three months ended March 31, 2010 was $0.35 compared to diluted loss per common share of $0.08 for the three months ended March 31, 2009.

•	Annualized return on average equity and return on average assets were 6.46% and 0.33%, respectively for the three month period ended March 31, 2010, compared to (1.43)% and (0.08)%, respectively, for the same time period in 2009.

Results of Operations
Top Line Revenue. Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. Top line revenue grew 17.7% for the three months ended March 31, 2010 as compared to the same period in the prior year. The components of top line revenue were as follows:

	For the Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)

Net interest income	$7,847	$6,488	20.9%
Non-interest income	1,629	1,562	4.3

Total top line revenue	$9,476	$8,050	17.7

Adjusted Net Income. Adjusted net income is comprised of our net income as presented under generally accepted accounting principles (GAAP) adjusted for the after tax effects of the provision for loan and lease losses and actual net charge-offs incurred during the year. Historically, we have experienced significant organic growth in our loan and lease portfolio. As a result of this organic growth and the need for an additional provision for loan and lease losses required to support the increased inherent risk associated with a growing portfolio, we adjust our GAAP net income to add back the after tax effects of the provision for loan and lease losses and to reduce GAAP net income by the related after tax net charge-off activities to allow our management to better analyze the growth of our earnings, including a comparison to our benchmark peers. Institutions with different loan and lease growth rates may not have comparable provisions for loan and lease loss amounts and net charge-off activity. Primarily due to a lower level of loan charge-off activity in the first three months of 2010 compared to the first three months of 2009, our adjusted net income has significantly improved by 250.2%. In our judgment, presenting net income excluding the after tax effects of the provision for loan and lease losses and including actual net charge-offs allows investors to trend, analyze and benchmark our results of operations in a more meaningful manner. Adjusted net income is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP. A reconciliation of net income (loss) to adjusted net income is as follows:

	For the Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
Net income (loss), presented under US GAAP	$899	$(193)	*
Add back:
Provision for loan and lease losses, after tax	817	1,335	(38.8)%
Less:
Net charge-offs, after tax	77	674	(88.6)

Adjusted net income	$1,639	$468	250.2

*	Not meaningful

Return on Equity. Return on equity for the three months ended March 31, 2010 was 6.46%, compared to (1.43)% for the three months ended March 31, 2009. The increase in return on equity from the three-month comparable period of the prior year is primarily attributable to the increase in net income. We view return on equity to be an important measurement to monitor profitability and we are continuing to focus on improving our return on equity throughout 2010 by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit.
Net Interest Income. Net interest income depends on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management procedures we use in responding to such changes. Net interest income increased by $1.4 million, or 20.9%, during the three months ended March 31, 2010 compared to the same period in 2009. The increase in net interest income is primarily attributable to favorable rate variances, which added approximately $1.3 million to net interest income. The Federal Reserve held interest rates relatively consistent for the three months ended March 31, 2010 and March 31, 2009. Therefore the majority of the increase in net interest income associated with rate variances was caused by pricing loans and deposits commensurate with current market conditions and demands. Average earning assets increased $70.3 million, or 7.2% for the three months ended March 31, 2010 compared to the same period in 2009. Increased average earning assets as well as changes in the balances and mix of earning assets and interest-bearing liabilities added approximately $300,000 to net interest income during the first three months of 2010 compared to the same time period in 2009.
Net interest margin increased 35 basis points to 3.00% for the three months ended March 31, 2010 from 2.65% for the three months ended March 31, 2009. The improvement in net interest margin is primarily due to a 53 basis point decline in cost of interest bearing liabilities to 2.71% for the three months ended March 31, 2010 from 3.24% for the comparable period of 2009 partially offset by a decline of 17 basis points of yield on average earning assets to 5.48% for the three months ended March 31, 2010 from 5.65% for the three months ended March 31, 2009.
The yield on average earning assets for the three months ended March 31, 2010 was negatively affected by approximately 20 basis points by an increase in low yielding short-term investments held at the Federal Reserve Bank compared to a negative effect of 3 basis points in the comparable period of 2009. Additionally, the increased level of non-accrual loans and leases had a negative impact of 18 basis points during the first three months of 2010 compared to negative impact of 14 basis points during the first three months of 2009. Partially offsetting these factors was a positive impact of approximately 17 basis points during the three months ended March 31, 2010 due to the collection of fees in lieu of interest compared to 1 basis point during the three months ended March 31, 2009. The increase in the amount of fees collected in lieu of interest will vary with the number and amount of loans where such fees are charged. Despite the negative effects discussed, the yield on our loan and lease portfolio increased by 31 basis points to 6.18% for the three months ended March 31, 2010 from 5.87% for the three months ended March 31, 2009. The improvement in the overall yields on the loan and lease portfolio is mainly the result of pricing and mix of the loan and lease portfolio as we continue to improve our credit spreads on our fixed rate loan portfolio commensurate with current economic conditions and market needs and a continued increase in the dollar amount and number of loans with floor interest rates in excess of the current market rates.
The overall weighted average rate paid on interest-bearing liabilities was 2.71% for the three months ended March 31, 2010 a decrease of 53 basis points from 3.24% for the three months ended March 31, 2009. The decrease in the overall rate on the liability portfolio is primarily caused by the replacement of maturing brokered certificates of deposits at lower current market rates.
We expect to have continued elevated levels of non-accrual loans and the predictability of the payments collected in lieu of interest is uncertain; however, we believe that current market conditions will support continued improvement in pricing on our loan and deposit products. Therefore, we believe that our net interest margin will remain stable for 2010, although no assurances can be given. The net interest margin is dependent upon various factors, including competitive pricing pressures, balance sheet mix from client behavior relative to loan or deposit products, asset liability management strategies employed by us and the slope of the yield curve in the future.

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

	For the Three Months Ended March 31,
	2010			2009
	Average		Average	Average		Average
	balance	Interest	yield/cost	balance	Interest	yield/cost
	(Dollars In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$603,692	$8,467	5.61%	$575,359	$7,888	5.48%
Commercial and industrial loans(1)	204,499	4,156	8.13	227,716	3,920	6.89
Direct financing leases(1)	26,576	415	6.25	30,457	478	6.29
Consumer loans	18,659	152	3.26	22,225	269	4.84

Total loans and leases receivable(1)	853,426	13,190	6.18	855,757	12,555	5.87
Mortgage-related securities(2)	125,775	1,135	3.61	108,290	1,239	4.58
Federal Home Loan Bank stock	2,367	—	—	2,367	—	—
Short-term investments	66,398	41	0.25	11,296	11	3.90

Total interest-earning assets	1,047,966	14,366	5.48	977,710	13,805	5.65

Non-interest-earning assets	47,327			37,577

Total assets	$1,095,293			$1,015,287

Interest-Bearing Liabilities
NOW accounts	$72,629	72	0.40	$53,844	54	0.40
Money market	267,756	869	1.30	176,812	497	1.12
Certificates of deposits	88,253	461	2.09	116,479	823	2.83
Brokered certificates of deposit	464,657	4,109	3.54	479,905	5,091	4.24

Total interest-bearing deposits	893,295	5,511	2.47	827,040	6,465	3.13
FHLB advances	18,503	216	4.67	19,987	218	4.36
Other borrowings	39,010	518	5.31	45,904	360	3.14
Junior subordinated notes	10,315	274	10.63	10,315	274	10.63

Total interest-bearing liabilities	961,123	6,519	2.71	903,246	7,317	3.24

Non-interest-bearing liabilities	78,510			58,236

Total liabilities	1,039,633			961,482
Stockholders’ equity	55,660			53,805

Total liabilities and stockholders’ equity	$1,095,293			$1,015,287

Net interest income/interest rate spread		$7,847	2.77%		$6,488	2.41%

Net interest-earning assets	$86,843			$74,464

Net interest margin			3.00%			2.65%
Average interest-earning assets to average interest-bearing liabilities	109.04%			108.24%
Return on average assets	0.33			(0.08)
Return on average equity	6.46			(1.43)
Average equity to average assets	5.08			5.30
Non-interest expense to average assets	2.39			2.43

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

The table below provides information with respect to (1) the change in interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the change in interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the change in interest income attributable to changes in rate/volume (changes in rate multiplied by changes in volume) for the three months ended March 31, 2010 compared to the same period of 2009.

			Rate/
	Rate	Volume	Volume	Net
	(In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans	$181	$389	$9	$579
Commercial loans	709	(400)	(73)	236
Direct financing leases	(2)	(61)	—	(63)
Consumer loans	(88)	(43)	14	(117)

Total loans and leases receivable	800	(115)	(50)	635
Mortgage-related securities	(262)	200	(42)	(104)
Federal Home Loan Bank Stock	—	—	—	—
Short-term investments	(4)	56	(22)	30

Total net change in income on interest-earning assets	534	141	(114)	561

Interest-Bearing Liabilities
NOW accounts	(1)	19	—	18
Money market	77	256	39	372
Certificates of deposit	(229)	(203)	56	(376)
Brokered certificates of deposit	(833)	(161)	26	(968)

Total deposits	(986)	(89)	121	(954)
FHLB advances	15	(16)	(1)	(2)
Other borrowings	250	(54)	(38)	158
Junior subordinated notes	—	—	—	—

Total net change in expense on interest-bearing liabilities	(721)	(159)	82	(798)

Net change in net interest income	$1,255	$300	$(196)	$1,359

Provision for Loan and Lease Losses. The provision for loan and lease losses totaled $1.3 million and $2.2 million for the three months ended March 31, 2010 and 2009, respectively. Our provision for loan and lease losses is determined based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions. During the three months ended March 31, 2010, the factors influencing the provision for loan and lease losses were the following:

	For the three months ended
	March 31, 2010	March 31, 2009
	(In Thousands)
Changes in the provision for loan and lease losses associated with:
Establishment/modification of specific reserves on impaired loans, net	$1,268	$434
Increase in allowance for loan and lease loss reserve due to subjective factor changes	—	594
Amount necessary to cover higher than anticipated charge-offs	126	1,108
Change in inherent risk of the loan and lease portfolio	(50)	61

Total provision for loan and lease losses	$1,344	$2,197

Refer to Asset Quality for further information.

Non-Interest Income. Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, income from bank-owned life insurance and loan fees, remained flat at $1.6 million for the three months ended March 31, 2010 and 2009.
Trust and investment services fee income increased $133,000, or 30.6%, to $567,000 for the three months ended March 31, 2010 from $434,000 for the three months ended March 31, 2009. Trust and investment services fee income is driven by the amount of assets under management and administration and is influenced by the timing and volatility of the equity markets coupled with our ability to continue to add clients to our portfolio. At March 31, 2010, we had $357.9 million of trust assets under management compared to $323.3 million at December 31, 2009 and $238.3 at March 31, 2009. Assets under administration were $117.2 million at March 31, 2010 compared to $124.2 million at December 31, 2009 and $102.9 million at March 31, 2009. Our sales pipeline continues to be strong and we expect to continue to increase our assets under management. Trust and investment services fee income will continue to be affected by market volatility for the foreseeable future.
Service charges on deposits increased $64,000, or 19.2%, to $398,000 for the three months ended March 31, 2010 from $334,000 for the same period in 2009. The increase in service charge income relates to a more disciplined approach to charging clients for services that they use, a focus on promoting additional treasury management services to existing Bank clients and new initiatives to spur deposit activity and subsequent service charge growth.
We offer interest rate swap products directly to our qualified commercial borrowers. We economically hedge these client derivative transactions by simultaneously entering into offsetting interest rate swap contracts with dealer counterparties. Derivative transactions executed as part of this program are not designated as accounting hedge relationships and are marked-to-market through earnings each period. The demand for this product has significantly declined due to movement in interest rates and a more normal correlation of key rates.
During the three months ended March 31, 2010, we did not enter into any new derivative transactions. We recorded in the consolidated income statements a gain relating to the initial fair value recognition for the swaps which totaled $223,000 for the three months ended March 31, 2009 and this is included in other income. No gains were recognized for the three months ended March 31, 2010. Changes in fair value of non-hedge derivative contracts are included in other income in the consolidated statements of income (loss). The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value primarily offsetting through earnings each period. Each of the swap contracts include a credit valuation which was not a significant component of the fair value of the interest rate swap contracts for the three months ended March 31, 2010 or 2009. During the three months ended March 31, 2010, we recognized approximately $92,000 of gains on sale of leased assets that were at or near the end of the lease terms. In the comparable period of 2009, we recognized losses of approximately $2,000. Gains on sale of leased equipment are included in other income in the consolidated statements of income (loss).
Non-Interest Expense. Non-interest expense increased by $383,000, or 6.2%, to $6.5 million for the three months ended March 31, 2010 from $6.2 million for the comparable period of 2009. The increase in non-interest expense is caused by several factors including increased FDIC insurance expense, increased compensation expense, and losses incurred on foreclosed properties, partially offset by decreased amounts of collateral liquidation costs.
FDIC insurance expense was $782,000 for the three months ended March 31, 2010, an increase of $447,000, or 133.4%, from $335,000 for the three months ended March 31, 2009. On December 30, 2009, the Banks prepaid their 2010 — 2012 FDIC premiums and we are amortizing the expense over the coverage period. The increase in FDIC insurance is due to overall higher premium rates due to enacted regulations, increased costs due to our participation in the temporary liquidity guarantee program as well as the increased rate applied to the Banks’ overall larger deposit base.

Compensation expense increased by $322,000, or 10.1%, to $3.5 million for the three months ended March 31, 2010 from $3.2 million for the three months ended March 31, 2009. The overall increase in compensation expense relates to the level of the non-equity incentive compensation accrual recorded. We currently expect to achieve a higher level of income and return on equity in 2010 and therefore have increased our accruals associated with our non-equity incentive compensation program.
The net loss on foreclosed properties increased to $113,000 for the three months ended March 31, 2010 from zero for the three months ended March 31, 2009. The increase is associated with the results of impairment evaluations on certain of our foreclosed properties. Based upon our most recent evaluation, we identified further deterioration in the fair values of certain foreclosed properties. As a result, we recorded an impairment charge of approximately $121,000 for the three months ended March 31, 2010 to reduce the carrying values to the best estimate of fair value as of the measurement period. This impairment charge was partially offset by gains of approximately $8,000 on sales of foreclosed properties in our existing foreclosed property portfolio. We did not sell any foreclosed properties nor recognize any impairment losses on foreclosed properties during the three months ended March 31, 2009.
Collateral liquidation costs associated with certain of our problem commercial loans for the three months ended March 31, 2010 were $224,000, a decrease of approximately 60.1%, from $562,000 for the three months ended March 31, 2009. These expenses represent costs incurred to work through our impaired loans. Collateral liquidation costs include legal expenses, rent expenses, shipping costs, warranty expenses, taxes incurred by the client and other necessary expenses required to protect our security interest. The primary reason for the decline in the expenses is due to an unusual, disproportionate amount of costs incurred on one particular credit during the first quarter of 2009 which did not recur during the first quarter of 2010. The amount of collateral liquidation costs are influenced by the timing and level of effort required for each individual circumstance. It is doubtful that we will recoup these expenses and have recognized them through our consolidated results of operations as incurred.
Income Taxes. Income tax expense was $689,000 for the three months ended March 31, 2010, with an effective rate of 43.4%, compared to income tax benefit of $115,000 with an effective rate of 37.3% for the three months ended March 31, 2009. The effective tax rate also includes additional interest expense, net of federal benefit, accrued on our uncertain tax positions. Interest expense, net of federal benefit, recognized on these uncertain tax positions was $42,000 and $33,000 for the three months ended March 31, 2010 and 2009, respectively. Excluding the interest expense related to the uncertain tax positions, our effective tax rate for the three months ended March 31, 2010 and 2009 would have been 40.7% and 48.1%, respectively. Due to our accounting policy to include interest expense related to uncertain tax positions as a component of income tax expense, our effective tax rate will continue to reflect the interest on the uncertain positions which will compound each year the positions are outstanding. Therefore, we believe presenting the effective tax rate excluding the interest expense related to uncertain tax positions provides greater comparability of the effective tax rates in the periods presented. The difference in the effective tax rate from 2010 to 2009 primarily reflects the significant difference in income before income tax expense, and the relationship of tax-exempt income (e.g. increase in cash surrender value of life insurance) to income before income tax expense before giving effect to the interest expense related to the uncertain tax positions. During the three months ended March 31, 2010, we recorded additional state tax expense of approximately $43,000, net of federal benefit, associated with an uncertain tax position.
Generally, the provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. Typically, the rate is based on the most recent annualized forecast of pretax income, book versus tax differences and tax credits, if any. If we determine that a reliable annual effective tax rate cannot be determined, the actual effective tax rate for the year-to-date period may be used. We re-evaluate the income tax rates each quarter. Therefore, the current projected effect tax rate for the entire year may change.

Financial Condition
General. Our total assets decreased by $15.7 million, or 1.4%, to $1.102 billion at March 31, 2010 from $1.117 billion at December 31, 2009. The decrease in assets is primarily attributable to the decline in our on-balance sheet liquidity resulting from declines in our core deposit balances, partially offset by the use of excess liquidity to purchase securities available for sale to achieve an improvement in our yield on earning assets.
Short-term investments. Short-term investments decreased by $25.1 million to $79.1 million at March 31, 2010 from $104.2 million at December 31, 2009. We continue to value the safety and soundness provided by the Federal Reserve Bank, and during this difficult economic environment, we view on-balance sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations and therefore are continuing to keep elevated levels of cash on deposit with the Federal Reserve Bank. We will, however, utilize excess liquidity to pay down maturing debt or not replace maturing brokered certificates of deposit or invest in prudent securities to maintain adequate liquidity at an improved margin.
Securities. Securities available-for-sale increased by $9.6 million, or 7.8% to $131.9 million at March 31, 2010 from $122.3 million at December 31, 2009, primarily due to additional purchases of government agency collateralized mortgage obligations. Our available-for-sale investment portfolio primarily consists of collateralized mortgage obligations and is used to provide a source of liquidity, including the ability to pledge securities, while maximizing the earnings potential of our assets. The estimated prepayment streams associated with this portfolio also allow us to better match our short-term liabilities. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. While collateralized mortgage obligations present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal as approximately 98.1% of the obligations we hold were issued by the Government National Mortgage Association (GNMA), a government agency. The remaining 1.9% of the collateralized mortgage obligations we hold were issued by government-sponsored enterprises — Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corp (FHLMC). We do not hold any FNMA or FHLMC preferred stock. In addition, our credit risk is further mitigated by the fact that the securities within our portfolio are not collateralized by subprime mortgages.
During the three months ended March 31, 2010, we recognized unrealized holding gains of approximately $423,000 through other comprehensive income. All of the securities we hold have active trading markets, and we are not currently experiencing difficulties in pricing our securities. Our portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers of our securities as previously discussed. If interest rates decline and the credit quality of the securities remain positive, the market value of our debt securities portfolio should improve. If interest rates increase and the credit quality of the securities remain positive, the market value of our debt securities portfolio should decline. No securities within our portfolio were deemed to be other-than-temporarily impaired as of March 31, 2010.
Loans and Leases Receivable. Loans and leases receivable, net of allowance for loan and lease losses, remained relatively flat at $839.4 million at March 31, 2010 compared to $839.8 million at December 31, 2009. We principally originate commercial business loans and commercial real estate loans. The overall mix of the loan and lease portfolio at March 31, 2010 remained generally consistent with the mix at December 31, 2009, continuing to have a concentration in commercial real estate mortgage loans at 73.7% of our total loan portfolio. Economic conditions remained weak in the geographic markets we serve during the three months ended March 31, 2010 and the demand for new loans within our markets has declined. We are competing with other lenders for fewer high quality loan opportunities which are putting pressure on our ability to grow our loan and lease portfolio at growth rates we experienced in recent years. We remain committed to our underwriting standards and continue to seek high quality assets to continue our growth plan.

The allowance for loan and lease losses as a percentage of gross loans and leases was 1.79% and 1.65% as of March 31, 2010 and December 31, 2009, respectively. Non-accrual loans and leases as a percentage of gross loans and leases increased to 3.70% at March 31, 2010 compared to 3.26% at December 31, 2009. As we continued to receive updated financial information from our borrowers, we identified additional borrowers that we believe do not have adequate liquidity to make their payments in accordance with the terms of the contractual arrangements therefore we have considered these assets impaired and have placed them on non-accrual. During the three months ended March 31, 2010, we recorded charge-offs of approximately $126,000 on identified impaired loans and leases within our loan and lease portfolio due to declining real estate and equipment values supporting our loans where the collateral is no longer sufficient to cover the outstanding principal and the borrowers do not have any other means to repay the obligation. Charge-offs do not appear to be concentrated in any specific industry or geographic location.
Given continued charge-offs and increased indicators of impairment of loans and leases, we recorded a $1.3 million provision for loan and lease losses in the three months ended March 31, 2010. Taking into consideration the level of charge-offs recorded and the need for additional specific reserves on impaired loans with estimated collateral shortfalls, we concluded that an appropriate allowance for loan and lease losses as of March 31, 2010 is $15.3 million or 1.79% of gross loans and leases. Refer to the Asset Quality section for more information.
Deposits. As of March 31, 2010, deposits decreased $19.8 million to $964.5 million from $984.4 million at December 31, 2009. Due to our business banking focus that provides for a larger average deposit relationship, activity within a few of our client relationships can influence our deposit ending balances at each measurement period. We continue to focus on gathering local deposits through a variety of methods including offering competitive rates and targeted treasury management initiatives. Brokered certificates of deposit continue to be a significant source of our funding and totaled $473.4 million at March 31, 2010 compared to $470.8 million at December 31, 2009; however, successful in-market deposit gathering, excess on-balance sheet liquidity and limited loan growth has allowed us to keep our brokered deposit balances at approximately the same level as December 31, 2009.
Asset Quality
Non-performing Assets. Non-performing assets consisted of non-accrual loans and leases and foreclosed properties totaling $33.0 million, or 2.99% of total assets, as of March 31, 2010, an increase of approximately 11.7% from December 31, 2009. Non-performing assets were $29.5 million, or 2.64% of total assets, at December 31, 2009. The increase in non-performing assets was the result of identification of additional credits in which the borrowers are having difficulties making the required principal and interest payments based upon various economic factors they face including but not limited to the ability to sell land, inadequate cash flow from the operations of their businesses, or final determinations by our clients to file bankruptcy. While impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in a specific reserve included in the allowance for loan and lease losses. As part of underwriting process as well as our ongoing monitoring efforts, we try to ensure that we have adequate collateral to protect our interest in the related credits and as a result of this practice a significant portion of our non-performing loans either do not require additional specific reserves or a lower level of required specific reserve as the loans are believed to be adequately collateralized as of the measurement period thus providing for a declining allowance for loan and lease loss to non-accrual loans and leases ratio. Any shortfalls based upon our collateral evaluation are then reserved for. We expect the current economic situation to continue for the near term. As a result, it is likely that we will continue to experience elevated levels of impaired loans and leases.

Our non-accrual loans and leases consisted of the following at March 31, 2010 and December 31, 2009, respectively:

	March 31,	December 31,
	2010	2009
	(Dollars In Thousands)
Non-accrual loans and leases
First mortgage loans:
Commercial real estate	$8,087	$8,482
Construction and land development	3,751	3,317
Multi-family	3,534	1,760
1-4 family	4,361	3,015

Total first mortgage loans	19,733	16,574
Commercial and industrial	7,638	7,086
Direct financing leases, net	—	1
Home equity and second mortgage	955	872
Consumer and other	3,292	3,292

Total non-accrual loans and leases	31,618	27,825
Foreclosed properties and repossessed assets	1,333	1,671

Total non-performing assets	$32,951	$29,496

Performing troubled debt restructurings	$—	$—

Total non-accrual loans and leases to gross loans and leases	3.70%	3.26%
Total non-performing assets to total assets	2.99	2.64
Allowance for loan and lease losses to gross loans and leases	1.79	1.65
Allowance for loan and lease losses to non-accrual loans and leases	48.52	50.76
A rollforward of our current period non-accrual loan activity is as follows (In thousands):

Non-accrual loans as of December 31, 2009	$27,825
Loans transferred into non-accrual status	7,340
Loans returned to accrual status	(1,500)
Loans transferred to foreclosed properties	(143)
Loans charged-off	(126)
Loans fully paid-off	(211)
Principal payments applied to non-accrual loans	(1,567)

Non-accrual loans as of March 31, 2010	$31,618

The following represents information regarding our impaired loans:

	As of and for	As of and for
	the Three	the Year
	Months Ended	Ended
	March 31,	December 31,
	2010	2009
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$11,160	$13,243
Impaired loans and leases with impairment reserves required	20,458	14,582

Total impaired loans and leases	31,618	27,825
Less:
Impairment reserve (included in allowance for loan and lease losses)	3,114	1,846

Net impaired loans and leases	$28,504	$25,979

Average impaired loans and leases	$26,708	$20,395

Foregone interest income attributable to impaired loans and leases	$495	$1,758
Interest income recognized on impaired loans and leases	(9)	(149)

Net foregone interest income on impaired loans and leases	$486	$1,609

Net foregone interest income on impaired loans and leases for the three months ended March 31, 2009 was $337,000.
When we believe that we will not recover our principal on a loan or lease, we record a charge-off for the amount deemed to be uncollectible. The charge-off is recorded through our allowance for loan and lease losses. For the three months ended March 31, 2010, we recorded net charge-offs of approximately $126,000 as compared to recording net charge-offs of approximately $1.1 million for the three months ending March 31, 2009. We continue to proactively monitor our loan and lease portfolio for further deterioration and apply our prescribed allowance for loan and lease loss reserve methodology. We believe that our allowance for loan and lease loss reserve was recorded at the appropriate value at March 31, 2010; however, given ongoing complexities with legal actions on certain of our large impaired loans and the lack of significant improvement in economic conditions, further charge-offs and increased provisions for loan losses could be recorded if additional facts and circumstances lead us to a different conclusion.

A summary of the activity in the allowance for loan and lease losses follows:

	For the Three Months Ended
	March 31,
	2010	2009
	(Dollars In Thousands)

Allowance at beginning of period	$14,124	$11,846

Charge-offs:
Commercial real estate and other mortgage	(125)	—
Commercial and industrial	(2)	(1,110)
Direct financing leases	—	—
Home equity and second mortgage	—	—
Consumer and other	—	—

Total charge-offs	(127)	(1,110)

Recoveries:
Commercial real estate and other mortgage	1	2
Commercial and industrial	—	—
Direct financial leases	—	—
Home equity and second mortgage	—	—
Consumer and other	—	—

Total recoveries	1	2

Net charge-offs	(126)	(1,108)
Provision for loan and lease losses	1,344	2,197

Allowance at end of period	$15,342	$12,935

Liquidity and Capital Resources
During the three months ended March 31, 2010 and the year ended December 31, 2009, the Banks did not make any dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at March 31, 2010 are the repayment of interest payments due on subordinated and junior subordinated notes. The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources such as payments from subsidiaries for services provided, its line of credit in the amount of $10.5 million of which $10,000 is outstanding on March 31, 2010 and through any future dividends received from the Banks. The Corporation and its subsidiaries continue to have a strong capital base and the Corporation’s regulatory capital ratios continue to be above the defined minimum regulatory ratios.
We manage our liquidity to ensure that funds are available to each of our Banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation’s own cash requirements are met. The Banks maintain liquidity by obtaining funds from several sources, including principal and interest payments on loans receivable and mortgage-related securities, deposits and other borrowings such as federal funds and FHLB advances. The scheduled payments of loans and mortgage-related securities are generally a predictable source of funds. Deposit flows and loan prepayments, however, are greatly influenced by general interest rates, economic conditions and competition.

We had $473.4 million of outstanding brokered deposits at March 31, 2010, compared to $470.8 million of brokered deposits as of December 31, 2009. We are committed to our continued efforts to raise in-market deposits and reduce our overall dependence on brokered certificates of deposit. However, brokered deposits are an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than single service deposits when required to raise a similar level of deposits within a short time period. Access to such deposits allows us the flexibility to decline pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with brokered deposits are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. Our local market deposits have increased but remain volatile, and we expect local deposits to continue to increase as we establish new client relationships and further marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will likely continue to use brokered deposits to compensate for shortfalls in deposit gathering in maturity periods needed to effectively match the interest rate sensitivity measured through our defined asset/liability management process. In order to provide for ongoing liquidity and funding, all of our brokered deposits are certificates of deposit that do not allow for withdrawal at the option of the depositor before the stated maturity.
The Banks have been able to access the brokered certificate of deposit market as needed at rates and terms comparable to market standards. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure so that at least 120 days of maturities could be funded through borrowings with the Federal Home Loan Bank or Federal Reserve Discount Window utilizing currently unencumbered securities as collateral. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities and have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill the liquidity need.
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
As of March 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.
In addition, the Banks exceeded the minimum net worth requirement of 6.0% required by the State of Wisconsin at December 31, 2009, the latest evaluation date.

The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at March 31, 2010 and December 31, 2009, respectively:

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of March 31, 2010

Total capital (to risk-weighted assets)
Consolidated	$111,370	12.25%	$72,715	8.00%	N/A	N/A
First Business Bank	95,984	11.88	64,644	8.00	$80,805	10.00%
First Business Bank — Milwaukee	13,979	14.06	7,953	8.00	9,942	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$60,959	6.71%	$36,358	4.00%	N/A	N/A
First Business Bank	85,846	10.62	32,322	4.00	$48,483	6.00%
First Business Bank — Milwaukee	12,724	12.80	3,977	4.00	5,965	6.00

Tier 1 capital (to average assets)
Consolidated	$60,959	5.59%	$43,588	4.00%	N/A	N/A
First Business Bank	85,846	9.28	36,986	4.00	$46,232	5.00%
First Business Bank — Milwaukee	12,724	7.75	6,571	4.00	8,213	5.00

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2009

Total capital (to risk-weighted assets)
Consolidated	$110,513	12.15%	$72,772	8.00%	N/A	N/A
First Business Bank	94,251	11.62	64,906	8.00	$81,132	10.00%
First Business Bank — Milwaukee	14,246	14.69	7,757	8.00	9,696	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$60,109	6.61%	$36,386	4.00%	N/A	N/A
First Business Bank	84,082	10.36	32,453	4.00	$48,679	6.00%
First Business Bank — Milwaukee	13,027	13.44	3,878	4.00	5,818	6.00

Tier 1 capital (to average assets)
Consolidated	$60,109	5.53%	$43,485	4.00%	N/A	N/A
First Business Bank	84,082	9.08	37,042	4.00	$46,302	5.00%
First Business Bank — Milwaukee	13,027	8.13	6,406	4.00	8,007	5.00

Contractual Obligations and Off-balance Sheet Arrangements
There have been no significant changes to the Corporation’s contractual obligations and off-balance arrangements disclosed in our Form 10-K for the year ended December 31, 2009. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

Item 3.	- Quantitative and Qualitative Disclosures about Market Risk
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
The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. A positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels, reinvestment spreads, balance sheet growth and mix and interest rate spreads. We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions.
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at March 31, 2010 has not changed materially since December 31, 2009.

Item 4T.	- Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2010.
There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II. Other Information

Item 1.	- Legal Proceedings
From time to time, the Corporation and its subsidiaries are engaged in legal proceedings in the ordinary course of their respective businesses. Management believes that any liability arising from any such proceedings currently existing or threatened will not have a material adverse effect on the Corporation’s financial position, results of operations, or cash flows.

Item 1A.	- Risk Factors
There have been no material changes to risk factors as previously disclosed in Item 1A. to Part I of the Corporation’s Form 10-K for the year ended December 31, 2009.

Item 2.	- Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total		as Part of	Yet Be
	Number of		Publicly	Purchased Under
	Shares	Average Price Paid	Announced Plans	the Plans or
Period	Purchased(1)	Per Share	or Programs	Programs(2)

January 1 — January 31, 2010	691	$9.76	—	$177,150
February 1 — February 28, 2010	474	10.15	—	177,150
March 1 — March 31, 2010	—	—	—	177,150

(1)	The shares in this column represent the 1,165 shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares during the three months ended March 31, 2010.

(2)	On November 20, 2007, the Corporation publicly announced a stock repurchase program whereby the Corporation would repurchase up to approximately $1,000,000 of the Corporation’s outstanding stock. As of March 31, 2010, approximately $177,150 remains available to repurchase the Corporation’s outstanding stock. There currently is no expiration date to this stock repurchase program.

Item 3.	- Defaults Upon Senior Securities
Not applicable.

Item 4.	- Submission of Matters to a Vote of Security Holders
None.

Item 5.	- Other Information.
None.

Item 6.	- Exhibits.

(31.1)	Certification of the Chief Executive Officer.

(31.2)	Certification of the Chief Financial Officer.

(32)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. paragraph 1350.
Signatures
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
April 30, 2010	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

April 30, 2010	/s/ James F. Ropella
James F. Ropella
Chief Financial Officer

FIRST BUSINESS FINANCIAL SERVICES, INC.
Exhibit Index to Quarterly Report on Form 10-Q
Exhibit Number

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. paragraph 1350