Form 10-Q
period 2010-06-30
First Business Financial Services, Inc.
filed 2010-08-13
CIK 1305399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2010
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
Yes ☐      No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on August 5, 2010 was 2,535,946 shares.

[This page intentionally left blank]

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2010	2009
	(In Thousands, Except Share Data)

Assets
Cash and due from banks	$8,622	$8,566
Short-term investments	52,860	104,171

Cash and cash equivalents	61,482	112,737
Securities available-for-sale, at fair value	141,475	122,286
Loans and leases receivable, net of allowance for loan and lease losses of $15,091 and $14,124, respectively	829,252	839,807
Leasehold improvements and equipment, net	1,071	1,189
Foreclosed properties	1,322	1,671
Cash surrender value of bank-owned life insurance	16,594	16,254
Investment in Federal Home Loan Bank stock, at cost	2,367	2,367
Goodwill and other intangibles	41	2,740
Accrued interest receivable and other assets	20,335	18,385

Total assets	$1,073,939	$1,117,436

Liabilities and Stockholders’ Equity
Deposits	$938,626	$984,374
Federal Home Loan Bank and other borrowings	57,510	57,515
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	13,175	10,839

Total liabilities	1,019,626	1,063,043

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 2,618,010 and 2,616,010 shares issued, 2,539,724 and 2,539,306 outstanding at 2010 and 2009, respectively	26	26
Additional paid-in capital	24,992	24,731
Retained earnings	28,600	29,582
Accumulated other comprehensive income	2,200	1,544
Treasury stock (78,286 and 76,704 shares at 2010 and 2009, respectively), at cost	(1,505)	(1,490)

Total stockholders’ equity	54,313	54,393

Total liabilities and stockholders’ equity	$1,073,939	$1,117,436

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2010	2009	2010	2009
		(In Thousands, Except Share Data)
Interest income:
Loans and leases	$12,742	$12,807	$25,933	$25,363
Securities	1,166	1,206	2,300	2,445
Short-term investments	32	18	73	28

Total interest income	13,940	14,031	28,306	27,836

Interest expense:
Deposits	5,213	6,175	10,724	12,639
Notes payable and other borrowings	759	734	1,493	1,312
Junior subordinated notes	277	277	552	552

Total interest expense	6,249	7,186	12,769	14,503

Net interest income	7,691	6,845	15,537	13,333
Provision for loan and lease losses	1,069	1,647	2,413	3,844

Net interest income after provision for loan and lease losses	6,622	5,198	13,124	9,489

Non-interest income:
Trust and investment services income	599	471	1,167	905
Service charges on deposits	414	378	812	712
Increase in cash surrender value of bank-owned life insurance	171	190	332	370
Loan fees	235	192	486	464
Credit, merchant and debit card fees	57	51	107	98
Other	209	157	411	451

Total non-interest income	1,685	1,439	3,315	3,000

Non-interest expense:
Compensation	3,402	3,071	6,897	6,255
Occupancy	376	380	748	741
Equipment	115	131	260	300
Data processing	297	286	595	566
Marketing	182	127	378	332
Professional fees	321	422	840	936
FDIC Insurance	756	926	1,538	1,260
Collateral liquidation costs	333	293	558	855
Goodwill impairment	2,689	—	2,689	—
(Gain) loss on foreclosed properties, net	(95)	(12)	18	(12)
Other	845	613	1,245	1,164

Total non-interest expense	9,221	6,237	15,766	12,397

Income (loss) before income tax expense	(914)	400	673	92
Income tax expense	611	140	1,299	26

Net income (loss)	$(1,525)	$260	$(626)	$66

Earnings (losses) per common share:
Basic	$(0.60)	$0.10	$(0.25)	$0.03
Diluted	(0.60)	0.10	(0.25)	0.03
Dividends declared per share	0.07	0.07	0.14	0.14
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	income	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2008	$26	$24,088	$29,252	$1,065	$(1,425)	$53,006
Comprehensive income:
Net income	—	—	66	—	—	66
Unrealized securities gains arising during the period	—	—	—	794	—	794
Unrealized derivative losses arising during the period	—	—	—	(1)	—	(1)
Reclassification adjustment for realized losses on derivatives	—	—	—	3	—	3
Income tax effect	—	—	—	(312)	—	(312)

Comprehensive income						550
Share-based compensation — restricted shares	—	328	—	—	—	328
Cash dividends ($0.14 per share)	—	—	(356)	—	—	(356)
Treasury stock purchased (1,494 shares)	—	—	—	—	(19)	(19)

Balance at June 30, 2009	$26	$24,416	$28,962	$1,549	$(1,444)	$53,509

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	income	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2009	$26	$24,731	$29,582	$1,544	$(1,490)	$54,393
Comprehensive income:
Net loss	—	—	(626)	—	—	(626)
Unrealized securities gains arising during the period	—	—	—	1,093	—	1,093
Income tax effect	—	—	—	(437)	—	(437)

Comprehensive income						30
Share-based compensation — restricted shares	—	261	—	—	—	261
Cash dividends ($0.14 per share)	—	—	(356)	—	—	(356)
Treasury stock purchased (1,582 shares)	—	—	—	—	(15)	(15)

Balance at June 30, 2010	$26	$24,992	$28,600	$2,200	$(1,505)	$54,313

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
	(In Thousands)
Operating activities
Net (loss) income	$(626)	$66
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(1,717)	(472)
Provision for loan and lease losses	2,413	3,844
Depreciation, amortization and accretion, net	669	324
Share-based compensation	261	328
Increase in cash surrender value of bank-owned life insurance	(332)	(371)
Origination of loans for sale	(250)	(2,756)
Sale of loans originated for sale	250	2,762
Gain on sale of loans originated for sale	—	(6)
Loss (gain) on foreclosed properties and repossessed assets	18	(12)
Goodwill impairment	2,689	—
(Increase) decrease in accrued interest receivable and other assets	(565)	1,131
Increase (decrease) in accrued interest payable and other liabilities	2,336	(2,235)

Net cash provided by operating activities	5,146	2,603

Investing activities
Proceeds from maturities of available-for-sale securities	17,422	15,644
Purchases of available-for-sale securities	(35,941)	(22,715)
Proceeds from sale of foreclosed properties and repossessed assets	908	175
Net decrease (increase) in loans and leases	7,564	(9,683)
Investment in Aldine Capital Fund, L.P.	(150)	—
Purchases of leasehold improvements and equipment, net	(72)	(165)
Premium payment on bank owned life insurance policies	(8)	(8)

Net cash used in investing activities	(10,277)	(16,752)

Financing activities
Net (decrease) increase in deposits	(45,748)	83,457
Repayment of FHLB advances	(5)	(15,005)
Net decrease in short-term borrowed funds	—	(22,000)
Proceeds from other borrowings	—	31,000
Repayment of other borrowings	—	(31,000)
Cash dividends paid	(356)	(356)
Purchase of treasury stock	(15)	(19)

Net cash (used in) provided by financing activities	(46,124)	46,077

Net (decrease) increase in cash and cash equivalents	(51,255)	31,928
Cash and cash equivalents at the beginning of the period	112,737	23,684

Cash and cash equivalents at the end of the period	$61,482	$55,612

Supplementary cash flow information
Interest paid on deposits and borrowings	$13,232	$16,178
Income taxes paid	2,375	169
Transfer to foreclosed properties and repossessed assets	577	640
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
Note 2 — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2009 except as described below in Note 3. There have been no significant changes in the methods or assumptions used in accounting policies requiring material estimates and assumptions.
In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included in the unaudited consolidated financial statements. The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2010. Certain amounts in prior periods have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the issuance of the unaudited consolidated financial statements.
Note 3 — Recent Accounting Pronouncements
Transfers and Servicing of Financial Assets. In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860)” which eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. This pronouncement is effective for interim and annual reporting periods beginning after November 15, 2009. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. The disclosure requirements must be applied to transfers that occurred before and after the effective date. The Corporation adopted this new pronouncement on January 1, 2010, as required. The sale accounting treatment for the Corporation’s participation loans have been evaluated in accordance with the new standard. Refer to Note 8 — Loans and Leases for additional information. The adoption of this standard did not have a material impact on the consolidated financial statements of the Corporation.
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
Consolidation. In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) - “Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification” which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify the scope of which the decrease in ownership provisions apply or do not apply. The amendments also expand the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of Subtopic 810-10 including the valuation techniques used to measure the fair value of any retained investment, the nature of continuing involvement with the subsidiary and whether the transaction that resulted in the deconsolidation of the subsidiary or the derecognition of the group of assets was with a related party. The amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted previous amendments to ASC 810-10 relating to non-controlling interests. The Corporation adopted this accounting standard on January 1, 2010, as required. There was no impact to the unaudited consolidated financial statements due to the adoption of this standard.
Fair Value Measurements and Disclosures. In January 2010, the FASB issued an accounting standard update, ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — “Improving Disclosures about Fair Value Measurements”, providing additional guidance relating to fair value measurement disclosures. Specifically, the updated standard requires companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. Significance should generally be based on earnings and total assets or liabilities, or when changes are recognized in other comprehensive income, based on total equity. Companies may take different approaches in determining when to recognize such transfers, including using the actual date of the event or change in circumstances causing the transfer, or using the beginning or ending of a reporting period. For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements. Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This accounting standard became effective at the beginning of 2010, except for the detailed Level 3 disclosures, which will be effective at the beginning of 2011. The Corporation adopted the accounting standard, except for the detailed Level 3 disclosures, at the beginning of 2010. There was no impact to the unaudited consolidated financial statements due to the adoption of this standard.
Derivatives and Hedging In March 2010, the FASB issued a clarification on the scope exception for embedded credit derivatives. The guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial debt instrument to another. The guidance became effective beginning in the first reporting period after June 15, 2010. The Corporation is currently evaluating the impact to the consolidated financial statements of this clarification.
Note 4 — Goodwill and Intangible assets
Goodwill is not amortized, rather it is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential for impairment. The goodwill impairment test is performed in two steps. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired; however if the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be undertaken in order to measure the amount of impairment, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as how the amount of goodwill recognized in a business combination is determined. That is, the fair value of the reporting unit as determined under step one is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment of goodwill is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value of the goodwill.

Management tests goodwill for impairment on an annual basis in June of each year, or more frequently if events or circumstances should warrant. The Corporation completed its annual impairment test in June 2010 on goodwill from the acquisition of the 49% interest in the Business Banc Group Ltd. The methodology followed was consistent with previous annual tests. The fair value of the reporting unit was primarily derived utilizing an income approach or discounted cash flow methodology using stable cash flow assumptions based upon the reporting unit’s most recent actual results and management’s estimate of forecasted financial performance. The forecasted cash flows of the reporting unit were then discounted to present value using a risk-adjusted discount rate derived using the capital asset pricing model. The capital asset pricing model takes into consideration the long-term risk free rate, long-horizon equity risk premium, risk premium for size as well as any specific risk premium associated with the reporting unit. As a means to validate the calculated fair value of the reporting unit, consideration was also given to the estimated values of the other reporting units as compared to the market capitalization of the Corporation. In addition, management researched and considered comparables of both publicly-traded banks and market transactions but found limited recent information available for comparable size banking institutions with a commercial banking focus within the geographic area of the reporting unit and of comparable operating performance.
Due to the continued negative economic environment, the banking industry continues to experience downward pressure in financial performance and its future outlook and thus overall industry market capitalizations continue to trend downward. The Corporation’s stock has consistently traded below book value since December 2007, and the market capitalization of the Corporation has declined since the last annual goodwill impairment test. Prior to and through June 2010, management has continuously monitored the Corporation’s business climate including the fact the Corporation’s stock has traded below book value and determined at each evaluation no new triggering event occurred.
In June 2010, management evaluated the impact of the continued negative economic environment and its continued downward pressure on the reporting unit’s asset quality and financial performance, and considered their impact on the future cash flows of the reporting unit, in addition to reconciling the calculated values of all of its reporting units to the Corporation’s market capitalization. After considering the various factors noted above, management concluded that the fair value of the reporting unit was less than the carrying value of the reporting unit and therefore did not pass the first step of the goodwill impairment test.
In order to measure the amount of the goodwill impairment, management proceeded with the completion of the second step of the goodwill impairment test in which the implied fair value of the reporting unit’s goodwill was compared to the carrying value of the goodwill. Management concluded an impairment of the entire carrying value of the goodwill was warranted. As a result, during the three and six months ended June 30, 2010, the Corporation recognized an impairment of goodwill of $2.7 million. The goodwill impairment is treated as a permanent difference and is not deductible for income tax purposes.
The goodwill impairment does not affect the Corporation’s cash flows, liquidity, regulatory capital, regulatory capital ratios, or future performance of the Corporation nor does it affect its ability to continue to service its client base.

The change in the carrying amount of goodwill was as follows:

	As of and for the six	As of and for the year
	months ended June 30,	ended December 31,
	2010	2009
	(In thousands)
Balance at the beginning of the period	$2,689	$2,689
Goodwill impairment	(2,689)	—

Balance at the end of the period	$—	$2,689

The Corporation has intangible assets that are amortized consisting of core deposit intangibles and other intangibles, representing a purchased client list from a purchased brokerage/investment business. For both the six months ended June 30, 2010 and 2009, we recognized amortization expense of $11,000.
Note 5 — Earnings (Losses) Per Share
Earnings (losses) per common share are computed using the two-class method. Basic earnings (losses) per common share are computed by dividing net income (loss) allocated to common shares by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of the Corporation’s common stock. Diluted earnings (losses) per share are computed by dividing net income (loss) allocated to common shares adjusted for reallocation of undistributed earnings of unvested restricted shares by the weighted average number of shares determined for the basic earnings (losses) per common share computation plus the dilutive effect of common stock equivalents using the treasury stock method.
For the three month periods ended June 30, 2010 and 2009, average anti-dilutive employee share-based awards totaled 193,988 and 251,699, respectively. For the six month periods ended June 30, 2010 and 2009, average anti-dilutive employee share-based awards totaled 196,135 and 253,825, respectively.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Distributed earnings allocated to common stockholders	$173,319	$171,282	$346,497	$342,586
Undistributed (losses) earnings allocated to common stockholders	(1,659,926)	78,872	(956,502)	(278,687)

(Loss) income available to common stockholders for basic earnings per share	(1,486,607)	250,154	(610,005)	63,899
Reallocation of undistributed earnings for diluted earnings per share	—	—	—	—

(Loss) income available to common stockholders for diluted earnings per share	$(1,486,607)	$250,154	$(610,005)	$63,899

Basic average shares	2,476,109	2,448,659	2,474,840	2,447,276
Dilutive effect of share-based awards	—	—	—	—

Dilutive average shares	2,476,109	2,448,659	2,474,840	2,447,276

(Losses) earnings per common share:
Basic	$(0.60)	$0.10	$(0.25)	$0.03
Diluted	(0.60)	0.10	(0.25)	0.03

Note 6 — Share-Based Compensation
The Corporation adopted an equity incentive plan in 1993, as amended in 1995, an equity incentive plan in 2001 and the 2006 Equity Incentive Plan (the Plans). The Plans are administered by the Compensation Committee of the Board of Directors of FBFS and provide for the grant of equity ownership opportunities through incentive stock options, nonqualified stock options (Stock Options) and restricted shares. As of June 30, 2010, 133,829 shares were available for future grants under the 2001 and 2006 Equity Incentive Plans (2001 and 2006 Plans). Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the 2001 and 2006 Plans. The Corporation may issue new shares and shares of treasury stock for shares delivered under the Plans.
Stock Options
The Corporation may grant Stock Options to senior executives and other employees under the Plans. Stock Options are generally granted with an exercise price that is equal to the fair value of the common shares on the date the option is awarded. Stock Options granted under the 2001 and 2006 Plans are subject to graded vesting, generally ranging from four to eight years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. The Corporation has not granted any Stock Options since the Corporation became a public entity nor has it modified, repurchased or cancelled any Stock Options during that period. Therefore, no stock-based compensation was recognized in the consolidated statement of income for the three months and six months ended June 30, 2010 and 2009, except with respect to restricted share awards. As of June 30, 2010, all Stock Options granted and not previously forfeited have vested. Stock Option activity for the year ended December 31, 2009 and six months ended June 30, 2010 was as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Options	Average Price	Life (Years)
Outstanding at December 31, 2008	157,290	$22.07	4.67
Granted	—	—
Exercised	—	—
Forfeited	(14,500)	22.63

Outstanding at December 31, 2009	142,790	22.01	3.66

Options exercisable at December 31, 2009	142,790		3.66

Outstanding as of December 31, 2009	142,790	$22.01	3.66
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2010	142,790	22.01	3.16

Options exercisable at June 30, 2010	142,790	22.01	3.16

Restricted Shares
Under the 2001 and 2006 Plans, the Corporation may grant restricted shares to plan participants, subject to forfeiture upon the occurrence of certain events until dates specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under the 2001 and 2006 Plans are subject to graded vesting. Compensation expense is recognized over the requisite service period of four years for the entire award on a straight-line basis. Upon vesting of restricted share awards, the benefits of tax deductions in excess of recognized compensation expense is recognized as a financing cash flow activity. For the six months ended June 30, 2010 and 2009, restricted share awards vested on a date at which the market price was lower than the market value on the date of grant; therefore, there is no excess tax benefit reflected in the consolidated statements of cash flows for the periods.

Restricted share activity for the year ended December 31, 2009 and the six months ended June 30, 2010 was as follows:

	Number of	Weighted Average Grant-Date
	Restricted Shares	Fair Value
Nonvested balance as of December 31, 2008	104,949	$19.12
Granted	6,500	10.07
Vested	(34,273)	19.77
Forfeited	(6,914)	19.99

Nonvested balance as of December 31, 2009	70,262	$17.88
Granted	2,000	10.15
Vested	(9,042)	22.46
Forfeited	—	—

Nonvested balance as of June 30, 2010	63,220	$17.03

As of June 30, 2010, $654,000 of deferred compensation expense was included in additional paid-in capital in the consolidated balance sheet related to unvested restricted shares which the Corporation expects to recognize over four years. As of June 30, 2010, all restricted shares that vested were delivered. For the six months ended June 30, 2010 and 2009, share-based compensation expense included in the consolidated statements of income totaled $261,000 and $328,000, respectively.
Note 7 — Securities
The amortized cost and estimated fair values of securities available-for-sale were as follows:

	As of June 30, 2010
		Gross	Gross
		unrealized	unrealized	Estimated
	Amortized cost	holding gains	holding losses	fair value
	(In Thousands)
Collateralized mortgage obligations — government agencies	$136,479	$3,554	$(37)	$139,996
Collateralized mortgage obligations — government-sponsored enterprises	1,455	24	—	1,479

	$137,934	$3,578	$(37)	$141,475

	As of December 31, 2009
		Gross	Gross
		unrealized	unrealized	Estimated
	Amortized cost	holding gains	holding losses	fair value
	(In Thousands)
Collateralized mortgage obligations — government agencies	$116,109	$2,615	$(215)	$118,509
Collateralized mortgage obligations — government-sponsored enterprises	3,729	48	—	3,777

	$119,838	$2,663	$(215)	$122,286

Collateralized mortgage obligations — government agencies represent securities guaranteed by the Government National Mortgage Association. Collateralized mortgage obligations — government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at June 30, 2010 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties.

		Estimated
	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$—	$—
Due in one year through five years	835	878
Due in five through ten years	3,005	3,083
Due in over ten years	134,094	137,514

	$137,934	$141,475

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009. At June 30, 2010 and December 31, 2009, the Corporation had 2 out of 125 securities and 10 out of 112 securities that were in an unrealized loss position, respectively. Such securities have declined in value due to the current interest rate environment and have not experienced credit rating downgrades. At June 30, 2010 the Corporation did not hold any securities that have been in a continuous loss position for twelve months or greater. The Corporation also has not specifically identified securities in a loss position for sale in the near term and does not believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the consolidated results of operations for the three and six months ended June 30, 2010.
A summary of unrealized loss information for available-for-sale securities, categorized by security type follows:

	As of June 30, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)
Collateralized mortgage obligations — government agencies	$2,847	$37	$—	$—	$2,847	$37

	$2,847	$37	$—	$—	$2,847	$37

	As of December 31, 2009
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)
Collateralized mortgage obligations — government agencies	$17,220	$215	$—	$—	$17,220	$215

	$17,220	$215	$—	$—	$17,220	$215

There were no sales of securities available for sale in the three and six month periods ended June 30, 2010 and 2009.
At June 30, 2010 and December 31, 2009, securities with a fair value of $36.4 million and $55.9 million, respectively, were pledged to secure public deposits, interest rate swap contracts and Federal Home Loan Bank (FHLB) advances and availability for additional advances.
Note 8 — Loans and Leases
Loans and leases receivable consisted of the following:

	June 30,	December 31,
	2010	2009
	(In Thousands)
First mortgage loans:
Commercial real estate	$442,078	$441,806
Construction and land development	57,772	64,194
Multi-family	42,066	43,959
1-4 family	55,954	56,131

Total first mortgage loans	597,870	606,090
Commercial and industrial loans	207,164	199,661
Direct financing leases, net	23,270	27,607
Home equity loans and second mortgage	6,141	7,879
Consumer and other	10,510	13,260

Loans and leases receivable, gross	844,955	854,497
Less:
Allowance for loan and lease losses	15,091	14,124
Deferred loan fees	612	566

Loans and leases receivable, net	$829,252	$839,807

The total principal amount of loans transferred to third parties, which consisted solely of participation interests in originated loans, during the three and six months ended June 30, 2010 was $8.1 million and $11.1 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore $8.1 million and $11.1 million for the three and six months ended June 30, 2010, respectively, has been derecognized in the unaudited consolidated financial statements. The Corporation has a continuing involvement in each of the agreements by way of relationship management and servicing the loans; however, there are no further obligations required of the Corporation in the event of default, other than standard representations and warranties related to sold amounts. The loans were transferred at their fair value and no gain or loss was recognized upon the transfer.

The total amount of outstanding loans transferred to third parties as loan participations at June 30, 2010 was $50.4 million of which $50.4 million has been derecognized as a sale under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Corporation continues to have involvement with these loans by way of the relationship management and all servicing responsibilities. As of June 30, 2010, none of the loans in this participation sold portfolio were considered impaired nor has the Corporation recognized any charge-offs associated with any retained portion of this pool of loans as measured by the Corporation’s allowance for loan and lease loss measurement process and policies.
Non-accrual loans and leases consisted of the following at June 30, 2010 and December 31, 2009, respectively:

	June 30,	December 31,
	2010	2009
	(Dollars In Thousands)
Non-accrual loans and leases
First mortgage loans:
Commercial real estate	$11,040	$8,482
Construction and land development	3,073	3,317
Multi-family	1,703	1,760
1-4 family	3,698	3,015

Total first mortgage loans	19,514	16,574
Commercial and industrial	8,008	7,086
Direct financing leases, net	—	1
Home equity and second mortgage	1,040	872
Consumer and other	2,894	3,292

Total non-accrual loans and leases	31,456	27,825
Foreclosed properties and repossessed assets, net	1,322	1,671

Total non-performing assets	$32,778	$29,496

Performing troubled debt restructurings	$—	$—

Total non-accrual loans and leases to gross loans and leases	3.72%	3.26%
Total non-performing assets to total assets	3.05	2.64
Allowance for loan lease losses to gross loans and leases	1.79	1.65
Allowance for loan and lease losses to non-accrual loans and leases	47.98	50.76

Note 9 — Allowance for Loan and Lease Losses
A summary of the activity in the allowance for loan and lease losses is presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars In Thousands)

Allowance at beginning of period	$15,342	$12,935	$14,124	$11,846

Charge-offs:
Commercial real estate and other mortgage	(751)	(928)	(876)	(928)
Commercial and industrial	(246)	(700)	(248)	(1,810)
Direct financing leases	—	(231)	—	(231)
Home equity and second mortgage	—	(27)	—	(27)
Consumer and other	(327)	(8)	(327)	(8)

Total charge-offs	(1,324)	(1,894)	(1,451)	(3,004)

Recoveries:
Commercial real estate and other mortgage	4	—	4	—
Commercial and industrial	—	1	1	2
Direct financial leases	—	—	—	—
Home equity and second mortgage	—	1	—	2
Consumer and other	—	—	—	—

Total recoveries	4	2	5	4

Net charge-offs	(1,320)	(1,892)	(1,446)	(3,000)
Provision for loan and lease losses	1,069	1,647	2,413	3,844

Allowance at end of period	$15,091	$12,690	$15,091	$12,690

The following represents information regarding our impaired loans:

	As of and for	As of and for
	the Six Months	the Year
	Ended	Ended
	June 30,	December 31,
	2010	2009
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$15,660	$13,243
Impaired loans and leases with impairment reserves required	15,796	14,582

Total impaired loans and leases	31,456	27,825
Less:
Impairment reserve (included in allowance for loan and lease losses)	3,000	1,846

Net impaired loans and leases	$28,456	$25,979

Average net impaired loans and leases	$28,821	$20,395

Foregone interest income attributable to impaired loans and leases	$1,103	$1,758
Interest income recognized on impaired loans and leases	(36)	(149)

Net foregone interest income on impaired loans and leases	$1,067	$1,609

Net foregone interest income on impaired loans and leases for the six months ended June 30, 2009 was $731,000.
Note 10 — Deposits
Deposits consisted of the following:

	June 30, 2010		December 31, 2009
		Weighted		Weighted
	Balance	average rate	Balance	average rate
	(Dollars In Thousands)
Transaction accounts:
Demand deposits	$57,029	—%	$87,687	—%
Negotiable order of withdrawal (NOW) accounts	85,839	0.43	65,191	0.40

Total transaction accounts	142,868		152,878
Money market accounts	227,403	1.16	262,276	1.38
Certificates of deposit	83,655	2.13	98,431	2.34
Brokered certificates of deposit	484,700	3.46	470,789	3.98

Total deposits	$938,626		$984,374

Note 11 — Borrowings
Borrowings consisted of the following:

	June 30, 2010			December 31, 2009
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Balance	balance	rate	Balance	balance	rate
	(Dollars In Thousands)
Fed funds purchased	$—	$—	—%	$—	$1,700	0.61%
FHLB advances	18,500	18,502	4.70	18,505	18,873	4.66
Senior line of credit	10	10	4.02	10	38	4.41
Subordinated notes payable	39,000	39,000	5.40	39,000	39,000	4.92
Junior subordinated notes	10,315	10,315	10.70	10,315	10,315	10.78

	$67,825	$67,827	6.03	$67,830	$69,926	5.61

Short-term borrowings	$18,010			$16,010
Long-term borrowings	49,815			51,820

	$67,825			$67,830

As of June 30, 2010, the Corporation was in compliance with its debt covenants on its Senior line of credit. Beginning in March 2010, the Corporation pays an unused line fee on its secured Senior line of credit. For the six months ended June 30, 2010 interest expense incurred due to this unused line fee was $4,000.

Note 12 — Fair Value Disclosures
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
Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
June 30, 2010	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Collateralized mortgage obligations — government agencies	$—	$139,996	$—	$139,996
Collateralized mortgage obligations — government sponsored enterprises	—	1,479	—	1,479
Interest rate swaps	—	3,150	—	3,150

Liabilities:
Interest rate swaps	$—	$3,150	—	$3,150

	Fair Value Measurements Using
December 31, 2009	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Collateralized mortgage obligations — government agencies	$—	$118,509	$—	$118,509
Collateralized mortgage obligations — government sponsored enterprises	—	3,777	—	3,777
Interest rate swaps	—	1,297	—	1,297

Liabilities:
Interest rate swaps	$—	$1,297	$—	$1,297
There were no transfers in or out of Level 1 or 2 during the six months ended June 30, 2010 or the year ended December 31, 2009.
Assets and liabilities measured at fair value on a nonrecurring basis, segregated by fair value hierarchy are summarized below:

		As of and for the six months ended June 30, 2010
					Total
	Balance at	Fair Value Measurements Using			Gains
	June 30, 2010	Level 1	Level 2	Level 3	(Losses)
	(In Thousands)

Impaired loans	$20,299	$—	$15,343	$4,956	$—
Foreclosed properties	1,322	—	1,322	—	(121)
Goodwill	—	—	—	—	(2,689)

		As of and for the year ended December 31, 2009
					Total
	Balance at	Fair Value Measurements Using			Gains
	December 31, 2009	Level 1	Level 2	Level 3	(Losses)
	(In Thousands)

Impaired loans	$17,596	$—	$14,820	$2,775	$—
Foreclosed properties	1,671	—	1,671	—	(525)
Impaired loans that are collateral dependent were written down to their fair value of $20.3 million and $17.6 million at June 30, 2010 and December 31, 2009, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within Level 3 of the hierarchy.
Certain non-financial assets subject to measurement at fair value on a non-recurring basis included goodwill and foreclosed properties. Foreclosed properties, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan and lease losses, if deemed necessary, based upon the fair value of the foreclosed property. The fair value of a foreclosed property, upon initial recognition, is estimated using Level 2 inputs based on observable market data, typically an appraisal, or Level 3 inputs based upon assumptions specific to the individual property or equipment. Subsequent impairments of foreclosed properties are recorded as a loss on foreclosed properties. During the six months ended June 30, 2010, $577,000 of outstanding loans were transferred to foreclosed properties as the Corporation claimed title to the respective assets. During the six months ended June 30, 2010, the Corporation completed an evaluation of certain of its foreclosed assets. Based upon the evaluation and the results of the impairment calculation, we recognized impairment losses of $121,000 on foreclosed properties. At June 30, 2010 and December 31, 2009, foreclosed properties, at fair value, were $1.3 million and $1.7 million, respectively.

The Corporation’s goodwill is subject to an annual impairment evaluation. The Corporation conducts its annual evaluation in June of each year. Based upon the results of this analysis in June 2010, the Corporation determined that goodwill of the reporting unit was fully impaired as of June 30, 2010. For the six months ended June 30, 2010, the Corporation recorded an impairment of goodwill in the amount of $2.7 million. There was no impairment of goodwill for the six months ended June 30, 2009. Refer to Note 4 for further information.
Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$61,482	$61,482	$112,737	$112,737
Securities available-for-sale	141,475	141,475	122,286	122,286
Loans and lease receivables	829,252	828,011	839,807	820,286
Federal Home Loan Bank stock	2,367	2,367	2,367	2,367
Cash surrender value of life insurance	16,594	16,594	16,254	16,254
Accrued interest receivable	3,263	3,263	3,212	3,212
Interest rate swaps	3,150	3,150	1,297	1,297

Financial liabilities:
Deposits	$938,626	$955,866	$984,374	$1,000,027
Federal Home Loan Bank and other borrowings	57,510	57,769	57,515	58,125
Junior subordinated notes	10,315	7,115	10,315	7,237
Interest rate swaps	3,150	3,150	1,297	1,297
Accrued interest payable	3,895	3,895	4,359	4,359

Off balance sheet items:
Standby letters of credit	17	17	38	38
Commitments to extend credit	—	*	—	*

*	Not meaningful
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
Loans and Leases: Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing and nonperforming loans is calculated by discounting scheduled and expected cash flows through the estimated maturity using estimated market rates that reflect the credit and interest rate risk inherent in the portfolio of loans and then applying a discount factor based upon the embedded credit risk of the loan and the fair value of collateral securing nonperforming loans when the loan is collateral dependent. The estimate of maturity is based on the Banks’ historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.
Federal Home Loan Bank Stock: The carrying amount of FHLB stock equals its fair value because the shares may be redeemed by the FHLB at their carrying amount of $100 per share amount.
Cash Surrender Value of Life Insurance: The carrying amount of the cash surrender value of life insurance approximates its fair value as the carrying value represents the current settlement amount.
Deposits: The fair value of deposits with no stated maturity, such as demand deposits and money market accounts, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the intangible value that results from the funding provided by deposit liabilities compared to borrowing funds in the market.
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
Note 13 — Derivative Financial Instruments
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
At June 30, 2010, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $51.3 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. The aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $51.3 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in 2013 through 2019. The commercial borrower swaps were reported on the Corporation’s balance sheet as a derivative asset of $3.2 million and were included in accrued interest receivable and other assets. Dealer counterparty swaps were reported on the Corporation’s balance sheet as a net derivative liability of $3.2 million due to master netting and settlement contracts with dealer counterparties and were included in accrued interest payable and other liabilities as of June 30, 2010.

The table below provides information about the location and fair value of the Corporation’s derivative instruments as of June 30, 2010 and December 31, 2009.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In Thousands)

Derivatives not designated as hedging instruments
June 30, 2010	Other assets	$3,150	Other liabilities	$3,150
December 31, 2009	Other assets	$1,297	Other liabilities	$1,297
The location and amount of gains and losses reported in the consolidated statements of income for the three and six months ended June 30, 2010 and 2009 are as follows:

For the three months ended June 30, 2010
Amount
	Recognized in		Amount
	Other		reclassified from
	Comprehensive		Accumulated
	Income on	Income	Other	Income	Amount of
	Derivative	Statement	Comprehensive	Statement	Gain/(Loss)
	Gain/(Loss)	Location	Income	Location	Recorded
Instrument	Effective Portion	Effective Portion	Effective Portion	Ineffective Portion	Ineffective Portion
(In Thousands)

Interest rate swaps — non hedge	$—	N/A	$—	Other noninterest income	$1,361
Interest rate swaps non-hedge	$—	N/A	$—	Other noninterest income	$(1,361)

For the three months ended June 30, 2009
Amount
	Recognized in		Amount
	Other		reclassified from
	Comprehensive		Accumulated
	Income on	Income	Other	Income	Amount of
	Derivative	Statement	Comprehensive	Statement	Gain/(Loss)
	Gain/(Loss)	Location	Income	Location	Recorded
Instrument	Effective Portion	Effective Portion	Effective Portion	Ineffective Portion	Ineffective Portion
(In Thousands)

Interest rate swaps — non hedge	$—	N/A	$—	Other noninterest income	$(1,743)
Interest rate swaps non-hedge	$—	N/A	$—	Other noninterest income	$1,798

For the six months ended June 30, 2010
Amount
	Recognized in		Amount
	Other		reclassified from
	Comprehensive		Accumulated
	Income on	Income	Other	Income	Amount of
	Derivative	Statement	Comprehensive	Statement	Gain/(Loss)
	Gain/(Loss)	Location	Income	Location	Recorded
Instrument	Effective Portion	Effective Portion	Effective Portion	Ineffective Portion	Ineffective Portion
(In Thousands)

Interest rate swaps — non hedge	$—	N/A	$—	Other noninterest income	$2,020
Interest rate swaps — non hedge	$—	N/A	$—	Other noninterest income	$(2,020)

For the six months ended June 30, 2009
Amount
	Recognized in		Amount
	Other		reclassified from
	Comprehensive		Accumulated
	Income on	Income	Other	Income	Amount of
	Derivative	Statement	Comprehensive	Statement	Gain/(Loss)
	Gain/(Loss)	Location	Income	Location	Recorded
Instrument	Effective Portion	Effective Portion	Effective Portion	Ineffective Portion	Ineffective Portion
(In Thousands)

Interest rate swaps — hedge	$(1)	Interest expense	$(3)	N/A	$—
Interest rate swaps — non hedge	—	N/A	—	Other noninterest income	(1,053)
Interest rate swaps — non hedge	—	N/A	—	Other noninterest income	1,332
Note 14 — Stockholders’ Equity
The Corporation and the Banks are subject to various regulatory capital requirements administered by Federal and State of Wisconsin banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions on the part of regulators, that if undertaken, could have a direct material effect on the Banks’ assets, liabilities and certain off-balance sheet items as calculated under regulatory practices. The Corporation and the Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In the event that (i) the FDIC or the Division should increase minimum required levels of capital; (ii) the total assets of the Banks increase significantly; (iii) the income for the Banks decreases significantly; or (iv) any combination of the foregoing occurs, then the Boards of Directors of the Banks may be restricted by the FDIC or the Division as to the level of dividend they can pay to the Corporation.
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
Management believes, as of June 30, 2010, that the Corporation and the Banks met all applicable capital adequacy requirements.

As of June 30, 2010, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. In addition, the Banks exceeded the minimum net worth requirement of 6.0% required by the State of Wisconsin at December 31, 2009, the latest evaluation date.
The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at June 30, 2010 and December 31, 2009, respectively:

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of June 30, 2010

Total capital (to risk-weighted assets)
Consolidated	$104,538	11.48%	$72,860	8.00%	N/A	N/A
First Business Bank	97,444	12.04	64,749	8.00	$80,937	10.00%
First Business Bank — Milwaukee	14,227	14.28	7,973	8.00	9,966	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$62,072	6.82%	$36,430	4.00%	N/A	N/A
First Business Bank	87,293	10.79	32,375	4.00	$48,562	6.00%
First Business Bank — Milwaukee	12,969	13.01	3,986	4.00	5,980	6.00

Tier 1 capital (to average assets)
Consolidated	$62,072	5.74	$43,240	4.00%	N/A	N/A
First Business Bank	87,293	9.55	36,576	4.00	$45,719	5.00%
First Business Bank — Milwaukee	12,969	7.82	6,634	4.00	8,293	5.00

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2009

Total capital (to risk-weighted assets)
Consolidated	$101,571	11.16%	$72,797	8.00%	N/A	N/A
First Business Bank	94,251	11.62	64,906	8.00	$81,132	10.00%
First Business Bank — Milwaukee	14,246	14.69	7,757	8.00	9,696	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$60,109	6.61%	$36,399	4.00%	N/A	N/A
First Business Bank	84,082	10.36	32,453	4.00	$48,679	6.00%
First Business Bank — Milwaukee	13,027	13.44	3,878	4.00	5,818	6.00

Tier 1 capital (to average assets)
Consolidated	$60,109	5.53%	$43,485	4.00%	N/A	N/A
First Business Bank	84,082	9.08	37,042	4.00	$46,302	5.00%
First Business Bank — Milwaukee	13,027	8.13	6,406	4.00	8,007	5.00
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
When used in this report the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including, without limitation, changes in economic conditions in the market areas of FBB or FBB — Milwaukee, changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in the market areas of FBB or FBB — Milwaukee, borrowers defaulting in the repayment of loans and competition. These risks could cause actual results to differ materially from what FBFS has anticipated or projected. These risk factors and uncertainties should be carefully considered by potential investors. See Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 for discussion relating to risk factors impacting the Corporation. Investors should not place undue reliance on any such forward-looking statement, which speaks only as of the date on which it was made. The factors described within this Form 10-Q could affect the financial performance of FBFS and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
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
General Overview
•	Total assets were $1.074 billion as of June 30, 2010 compared to $1.117 billion as of December 31, 2009.
•	Net loss for the three months ended June 30, 2010 was $1.5 million compared to net income of $260,000 for the three months ended June 30, 2009. Net loss for the six months ended June 30, 2010 was $626,000 compared to net income $66,000 for the six months ended June 30, 2009. During the three months ended June 30, 2010, we recorded an impairment of goodwill in the amount of $2.7 million. The goodwill impairment is an accounting adjustment that does not affect cash flows, liquidity, regulatory capital, regulatory capital ratios or the future operations of our Corporation.
•	Excluding the impact of the goodwill impairment, net income for the three months ended June 30, 2010 was $1.2 million, an increase of 347.7%, from $260,000 for the three months ended June 30, 2009 and, net income for the six months ended June 30, 2010 was $2.1 million compared to $66,000 for the six months ended June 30, 2009.
•	Diluted losses per common share for the three months ended June 30, 2010 was $0.60 compared to diluted earnings per common share of $0.10 for the three months ended June 30, 2009. Diluted losses per common share for the six months ended June 30, 2010 was $0.25 compared to diluted earnings per share of $0.03 for the six months ended June 30, 2009. Diluted loss per common share for the three and six months ended June 30, 2010 includes a $1.06 per share goodwill impairment charge. Excluding the impairment of goodwill, diluted earnings per common share was $0.46 and $0.81 for the three and six months ended June 30, 2010.
•	Net interest margin increased to 2.96% for the three months ended June 30, 2010 compared to 2.72% for the three months ended June 30, 2009. Net interest margin increased to 2.98% for the six months ended June 30, 2010 compared to 2.69% for the six months ended June 30, 2009.
•	Top line revenue increased 15.4% to $18.9 million for the six months ended June 30, 2010 compared to $16.3 million for the six months ended June 30, 2009.

•	Loan and lease loss provision was $1.1 million for the three months ended June 30, 2010 compared to $1.6 million for same time period in the prior year. Loan and lease loss provision was $2.4 million for the six months ended June 30, 2010 compared to $3.8 million for the six months ended June 30, 2009. Allowance for loan and lease loss as a percentage of gross loans and leases was 1.79% at June 30, 2010 compared to 1.65% at December 31, 2009.
•	Annualized return on average equity and return on average assets were (10.77)% and (0.56)%, respectively, for the three month period ended June 30, 2010, compared to 1.91% and 0.10%, respectively, for the same time period in 2009. Annualized return on average equity and return on average assets were (2.23)% and (0.11)%, respectively for the six month period ended June 30, 2010, compared to 0.24% and 0.01%, respectively, for the six months ended June 30, 2009. Excluding the goodwill impairment, annualized returns on average assets were 0.43% and 0.38% for the three and six months ended June 30, 2010. Excluding the goodwill impairment, annualized returns on average equity were 8.22% and 7.35% for the three and six months ended June 30, 2010.
In the bullet points above, we present for the three and six months ended June 30, 2010 (1) net income and earnings per share, in each case excluding the goodwill impairment and (2) annualized returns on average assets and annualized returns on average equity, calculated using net income excluding goodwill impairment. Each of those presented measures is a non-GAAP measure. We use these measures because we believe they provide greater comparability of the profitability to all periods presented.
Results of Operations
Top Line Revenue. Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. Top line revenue grew 13.2% and 15.4% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in the prior year. The components of top line revenue were as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)

Net interest income	$7,691	$6,845	12.4%	$15,537	$13,333	16.5%
Non-interest income	1,685	1,439	17.1	3,315	3,000	10.5

Total top line revenue	$9,376	$8,284	13.2	$18,852	$16,333	15.4

Adjusted Net Income. Adjusted net income is comprised of our net income as presented under generally accepted accounting principles (GAAP) adjusted for the after tax effects of the provision for loan and lease losses, actual net charge-offs incurred during the year and other one-time unusual events including but not limited to impairment of goodwill. Adjusted net income allows our management team to better analyze the growth of our earnings, including a comparison to our benchmark peers, without the impact that the loan and lease provision may have on net income in periods of rapid growth or reduction in the loan and lease portfolio. Institutions with different loan and lease growth rates may not have comparable provisions for loan and lease loss amounts and net charge-off activity. In our judgment, presenting net income excluding the after tax effects of the provision for loan and lease losses and including actual net charge-offs allows investors to trend, analyze and benchmark our results of operations in a more meaningful manner. Adjusted net income is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP. Primarily due to a lower level of loan charge-off activity in the first six months of 2010 compared to the first six months of 2009, our adjusted net income has significantly improved by 357.9%.

A reconciliation of net (loss) income to adjusted net income is as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	(Dollars In Thousands)
Net (loss) income, presented under US GAAP	$(1,525)	$260	(686.5)%	$(626)	$66	*
Add back:
Provision for loan and lease losses, after tax	650	1,001	(35.1)	1,467	2,337	(37.2)%
Goodwill impairment	2,689	—	*	2,689	—	*
Less:
Net charge-offs, after tax	802	1,150	(30.3)	879	1,824	(51.8)

Adjusted net income	$1,012	$111	811.7	$2,651	$579	357.9

*	Not meaningful
Return on Equity. Annualized return on equity for the three months ended June 30, 2010 was (10.77)% compared to 1.91% for the three months ended June 30, 2009. Annualized return on equity for the six months ended June 30, 2010 was (2.23)% compared to 0.24% for the same time period of the prior year. The decreases in return on equity from the comparable periods of the prior year were driven by the goodwill impairment of $2.7 million for the three and six months ended June 30, 2010. Excluding the impairment of goodwill, annualized returns on equity for the three and six months ended June 30, 2010 were 8.22% and 7.35% for the three and six months ended June 30, 2010. The goodwill impairment is an accounting adjustment that does not affect cash flows, liquidity, regulatory capital, regulatory capital ratios, or the future operations of our Corporation. Management has primarily focused its attention on the return on equity excluding the goodwill impairment to analyze the improvement in profitability of the Corporation from the comparable reporting periods of the prior year. The increase in these adjusted returns on equity ratios is primarily attributable to the increases in net income before the goodwill impairment. We view return on equity to be an important measure of profitability, and we are continuing to focus on improving our return on equity throughout 2010 by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit. See “General Overview” for a discussion of, our net income excluding the goodwill impairment, a non-GAAP financial measure used in the calculation of annualized return on equity excluding goodwill impairment, above.
Net Interest Income. Net interest income depends on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management procedures to prepare and respond to such changes.

The table below provides information with respect to (1) the change in interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the change in interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the change in interest income attributable to changes in rate/volume (changes in rate multiplied by changes in volume) for the three and six months ended June 30, 2010 compared to the same periods of 2009.

	Three Months				Six Months
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
	(In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans	$9	$21	$1	$31	$195	$410	$5	$610
Commercial loans	87	(15)	—	72	773	(423)	(42)	308
Direct financing leases	53	(95)	(11)	(53)	49	(157)	(8)	(116)
Consumer loans	(78)	(53)	16	(115)	(166)	(96)	30	(232)

Total loans and leases receivable	71	(142)	6	(65)	851	(266)	(15)	570
Mortgage-related securities	(245)	258	(53)	(40)	(509)	460	(96)	(145)
Federal Home Loan Bank Stock	—	—	—	—	—	—	—	—
Short-term investments	2	11	1	14	(1)	49	(3)	45

Total net change in income on interest-earning assets	(172)	127	(46)	(91)	341	243	(114)	470

Interest-Bearing Liabilities
NOW accounts	7	3	—	10	5	22	1	28
Money market	(192)	141	(38)	(89)	(98)	415	(34)	283
Certificates of deposit	(124)	(211)	36	(299)	(321)	(407)	85	(643)
Brokered certificates of deposit	(761)	213	(36)	(584)	(1,634)	62	(11)	(1,583)

Total deposits	(1,070)	146	(38)	(962)	(2,048)	92	41	(1,915)
FHLB advances	—	—	—	—	15	(17)	—	(2)
Other borrowings	25	—	—	25	275	(71)	(21)	183
Junior subordinated notes	—	—	—	—	—	—	—	—

Total net change in expense on interest-bearing liabilities	(1,045)	146	(38)	(937)	(1,758)	4	20	(1,734)

Net change in net interest income	$873	$(19)	$(8)	$846	$2,099	$239	$(134)	$2,204

The table below shows our average balances, interest, average rates, net interest margin and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the three months ended June 30, 2010 and 2009. The average balances are derived from average daily balances.

	For the Three Months Ended June 30,
	2010			2009
	Average		Average	Average		Average
	balance	Interest	yield/cost	balance	Interest	yield/cost
	(Dollars In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$593,798	$8,209	5.53%	$592,222	$8,178	5.52%
Commercial and industrial loans(1)	213,950	3,968	7.42	214,798	3,896	7.26
Direct financing leases(1)	24,558	421	6.86	30,731	474	6.17
Consumer loans	17,434	144	3.30	21,921	259	4.73

Total loans and leases receivable(1)	849,740	12,742	6.00	859,672	12,807	5.96
Mortgage-related securities(2)	134,613	1,166	3.46	110,928	1,206	4.35
Federal Home Loan Bank stock	2,367	—	—	2,367	—	—
Short-term investments	52,010	32	0.25	31,994	18	0.23

Total interest-earning assets	1,038,730	13,940	5.37	1,004,961	14,031	5.58

Non-interest-earning assets	48,067			38,784

Total assets	$1,086,797			$1,043,745

Interest-Bearing Liabilities
NOW accounts	$85,774	97	0.45	$83,357	87	0.42
Money market	250,021	634	1.01	209,313	723	1.38
Certificates of deposits	80,708	438	2.17	113,004	737	2.55
Brokered certificates of deposit	476,642	4,044	3.39	455,656	4,628	4.08

Total interest-bearing deposits	893,145	5,213	2.34	861,330	6,175	2.87
FHLB advances	18,501	219	4.73	18,512	219	4.73
Other borrowings	39,010	540	5.54	39,010	515	5.58
Junior subordinated notes	10,315	277	10.74	10,315	277	10.74

Total interest-bearing liabilities	960,971	6,249	2.60	929,167	$7,186	3.09

Non-interest-bearing liabilities	69,202			60,419

Total liabilities	1,030,173			989,586
Stockholders’ equity	56,624			54,159

Total liabilities and stockholders’ equity	$1,086,797			$1,043,745

Net interest income/interest rate spread		$7,691	2.77%		6,845	2.49%

Net interest-earning assets	$77,759			$75,794

Net interest margin			2.96%			2.72%
Average interest-earning assets to average interest-bearing liabilities	108.09%			108.16%
Return on average assets	(0.56)			0.10
Return on average equity	(10.77)			1.91
Average equity to average assets	5.21			5.19
Non-interest expense to average assets	3.39			2.40

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

Net interest income increased by $846,000, or 12.4%, during the three months ended June 30, 2010 compared to the same period in 2009. The increase in net interest income is primarily attributable to favorable rate variances from lower cost of deposits. Overall, favorable rate variances added $873,000 to net interest income. The Federal Reserve held interest rates consistent for the three months ended June 30, 2010 and June 30, 2009. Therefore the majority of the increase in net interest income associated with rate variances was caused by pricing loans and deposits commensurate with current market conditions and demands.
Net interest margin increased 24 basis points to 2.96% for the three months ended June 30, 2010 from 2.72% for the three months ended June 30, 2009. The improvement in net interest margin is primarily due to a 53 basis point decline in the cost of interest-bearing liabilities to 2.60% for the three months ended June 30, 2010 from 3.09% for the comparable period of 2009. This was partially offset by a decline of 21 basis points in the yield on average earning assets to 5.37% for the three months ended June 30, 2010 from 5.58% for the three months ended June 30, 2009.
The yield on average earning assets for the three months ended June 30, 2010 was negatively affected by approximately 16 basis points due to the level of low yielding short-term investments held at the Federal Reserve Bank compared to a negative effect of nine basis points in the comparable period of 2009. Additionally, the level of non-accrual loans and leases had a negative impact of 22 basis points during the three months ended June 30, 2010 compared to negative impact of 16 basis points during the three months ended June 30, 2009. Despite the negative effects discussed, the yield on our loan and lease portfolio increased by four basis points for the three months ended June 30, 2010 compared to the comparable period of the prior year. The improvement in the overall yields on the loan and lease portfolio was mainly the result of pricing and mix of the loan and lease portfolio as we continued to improve our credit spreads on our fixed rate loan portfolio commensurate with current economic conditions and market needs and a continued increase in the dollar amount and number of new and renewed variable rate loans with interest rate floors in excess of the current market rates.
The overall weighted average rate paid on interest-bearing liabilities was 2.60% for the three months ended June 30, 2010, a decrease of 49 basis points from 3.09% for the three months ended June 30, 2009. The decrease in the overall rate on the liability portfolio was primarily caused by the replacement of maturing certificates of deposits, including brokered certificates of deposits, at lower current market rates and a lower rate paid on our money market accounts.

The table below shows our average balances, interest, average rates, net interest margin and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the six months ended June 30, 2010 and 2009. The average balances are derived from average daily balances.

	For the Six Months Ended June 30,
	2010			2009
	Average		Average	Average		Average
	balance	Interest	yield/cost	balance	Interest	yield/cost
	(Dollars In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$598,718	$16,677	5.57%	$583,815	$16,067	5.50%
Commercial and industrial loans(1)	209,251	8,124	7.76	221,243	7,816	7.07
Direct financing leases(1)	25,561	836	6.54	30,595	952	6.22
Consumer loans	18,043	296	3.28	22,072	528	4.78

Total loans and leases receivable(1)	851,573	25,933	6.09	857,725	25,363	5.91
Mortgage-related securities(2)	130,218	2,300	3.53	109,616	2,445	4.46
Federal Home Loan Bank stock	2,367	—	—	2,367	—	—
Short-term investments	59,164	73	0.25	21,535	28	0.26

Total interest-earning assets	1,043,322	28,306	5.43	991,243	27,836	5.62

Non-interest-earning assets	47,699			38,352

Total assets	$1,091,021			$1,029,595

Interest-Bearing Liabilities
NOW accounts	$79,237	169	0.43	$68,682	141	0.41
Money market	258,840	1,503	1.16	193,152	1,220	1.26
Certificates of deposits	84,460	899	2.13	114,732	1,542	2.69
Brokered certificates of deposit	470,682	8,153	3.46	467,714	9,736	4.16

Total interest-bearing deposits	893,219	10,724	2.40	844,280	12,639	2.99
FHLB advances	18,502	435	4.70	19,245	437	4.54
Other borrowings	39,010	1,058	5.42	42,439	875	4.12
Junior subordinated notes	10,315	552	10.70	10,315	552	10.70

Total interest-bearing liabilities	961,046	12,769	2.66	916,279	14,503	3.17

Non-interest-bearing liabilities	73,831			59,333

Total liabilities	1,034,877			975,612
Stockholders’ equity	56,144			53,983

Total liabilities and stockholders’ equity	$1,091,021			$1,029,595

Net interest income/interest rate spread		$15,537	2.77%		$13,333	2.45%

Net interest-earning assets	$82,276			$74,964

Net interest margin			2.98%			2.69%
Average interest-earning assets to average interest-bearing liabilities	108.56%			108.18%
Return on average assets	(0.11)			0.01
Return on average equity	(2.23)			0.24
Average equity to average assets	5.15			5.24
Non-interest expense to average assets	2.89			2.41

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

Net interest income increased by $2.2 million, or 16.5%, during the six months ended June 30, 2010 compared to the same period in 2009. The increase in net interest income was primarily attributable to favorable rate variances from lower cost of deposits. Overall, favorable rate variances added $2.1 million to net interest income. The Federal Reserve held interest rates relatively consistent for the six months ended June 30, 2010 and June 30, 2009. Therefore, consistent with the second quarter of 2010 discussion, the majority of the increase in net interest income associated with rate variances was caused by pricing loans and deposits commensurate with current market conditions and demands.
Net interest margin increased 29 basis points to 2.98% for the six months ended June 30, 2010 from 2.69% for the six months ended June 30, 2009. The improvement in net interest margin was primarily due to a 59 basis point decline in cost of interest-bearing deposits to 2.40% for the six months ended June 30, 2010 from 2.99% for the comparable period of 2009. This was partially offset by a decline of 19 basis points of yield on average earning assets to 5.43% for the six months ended June 30, 2010 from 5.62% for the six months ended June 30, 2009.
The yield on average earning assets for the six months ended June 30, 2010 was negatively affected by approximately 18 basis points due to the level of low yielding short-term investments held at the Federal Reserve Bank compared to a negative effect of six basis points in the comparable period of 2009. Additionally, the level of non-accrual loans and leases had a negative impact of 20 basis points during the six months ended June 30, 2010 compared to negative impact of 15 basis points during the six months ended June 30, 2009. The yield on our loan and lease portfolio has increased by 18 basis points. The improvement in the overall yields on the loan and lease portfolio is mainly the result of pricing and mix of the loan and lease portfolio as we continue to improve our credit spreads on our fixed rate loan portfolio commensurate with current economic conditions and market needs and a continued increase in the dollar amount and number of new and renewed variable rate loans with interest rate floors in excess of the current market rates. In addition the yield on our loan and lease receivable portfolio is positively impacted by the existence of one-time fees collected in lieu of interest. These fees had a positive impact for the first six months of 2010 of approximately 12 basis points on our net interest margin during the first six months of 2010 compared to approximately five basis points for the first six months of 2009.
The overall weighted average rate paid on interest-bearing liabilities was 2.66% for the six months ended June 30, 2010, a decrease of 51 basis points from 3.17% for the six months ended June 30, 2009. The decrease in the overall rate on the liability portfolio is primarily caused by the replacement of maturing certificates of deposits, including brokered certificates of deposits, at lower current market rates and a lower overall rate paid on our money market accounts. The existence of the excess liquidity and success in raising in market deposits has provided the opportunity for us to be able to manage our liability structure in both terms of composition and rate to assist in providing an enhanced net interest margin.
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
Provision for Loan and Lease Losses. The provision for loan and lease losses totaled $1.1 million and $1.6 million for the three months ended June 30, 2010 and 2009, respectively. The provision for loan and lease losses was $2.4 million and $3.8 million for the six months ended June 30, 2010 and 2009, respectively. We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions.

During the three and six months ended June 30, 2010, the factors influencing the provision for loan and lease losses were the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands)
Changes in the provision for loan and lease losses associated with:
Establishment/modification of specific reserves on impaired loans, net	$634	$363	$1,901	$993
Increase in allowance for loan and lease loss reserve due to subjective factor changes	—	67	—	660
Charge-offs in excess of specific reserves	572	1,266	699	2,177
Change in inherent risk of the loan and lease portfolio	(137)	(49)	(187)	14

Total provision for loan and lease losses	$1,069	1,647	$2,413	$3,844

Refer to Asset Quality for further information.
Non-Interest Income. Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, income from bank-owned life insurance and loan fees, increased by $246,000, or 17.1%, to $1.7 million for the three months ended June 30, 2010 from $1.4 million for the three months ended June 30, 2009.
Trust and investment services fee income increased $128,000, or 27.2%, to $599,000 for the three months ended June 30, 2010 from $471,000 for the three months ended June 30, 2009. Trust and investment services fee income is driven by the amount of assets under management and administration and is influenced by the timing and volatility of the equity markets coupled with our ability to continue to add clients to our portfolio. At June 30, 2010, we had $324.9 million of trust assets under management compared to $323.3 million at December 31, 2009 and $262.7 at June 30, 2009. Assets under administration were $106.9 million at June 30, 2010 compared to $124.2 million at December 31, 2009 and $111.8 million at June 30, 2009. Our sales pipeline continues to be strong and we expect to continue to increase our assets under management. Trust and investment services fee income will continue to be affected by market volatility for the foreseeable future.
Loan fees increased by $43,000, or 22.4%, to $235,000 for the three months ended June 30, 2010 from $192,000 for the three months ended June 30, 2009. Loan fees represent non-deferrable fees earned on loan activity and the revenue generated through the collateral audit process we perform to ensure the integrity of the collateral associated with our asset based commercial loans. The increase in loan fees was directly related to increased audit fee revenue recognized on a larger number of audits substantially completed.
We offer interest rate swap products directly to our qualified commercial borrowers. We economically hedge these client derivative transactions by simultaneously entering into offsetting interest rate swap contracts with dealer counterparties. Derivative transactions executed as part of this program are not designated as accounting hedge relationships and are marked-to-market through earnings each period. The demand for this product has significantly declined due to movement in interest rates and a more normal correlation of key rates. During the three months ended June 30, 2010, we did not enter into any new derivative transactions. We recorded in the consolidated income statements a gain relating to the initial fair value recognition for the swaps which totaled $55,000 for the three months ended June 30, 2009 and this is included in other income. No gains were recognized for the three months ended June 30, 2010. Changes in fair value of non-hedge derivative contracts are included in other income in the consolidated statements of income. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value primarily offsetting through earnings each period. Each of the swap contracts includes a credit valuation which was not a significant component of the fair value of the interest rate swap contracts for the three months ended June 30, 2010 or 2009. During the three months ended June 30, 2010, we recognized $81,000 of gains on sale of leased assets that were at or near the end of the lease terms. In the comparable period of 2009, we recognized losses of $17,000. Gains on sale of leased equipment are included in other income in the consolidated statements of income.

Non-interest income increased $315,000, or 10.5%, to $3.3 million for the six months ended June 30, 2010 from $3.0 million for the six months ended June 30, 2009. The primary reason for the increase in non-interest income is due to the increase in trust and investment services income. The equity markets experienced a significant decline during the first six months of 2009 with the lowest point being in March 2009. As trust and investment services fee income is directly correlated to the market values of our assets under management, our trust and investment services fee income was negatively impacted by this decline. The increase in income over the prior year represents a rebuilding of assets under management through market recovery coupled with successful sales efforts to contract new assets under our management. Service charge income has also increased by $100,000, or 14.0%, to $812,000 for the six months ended June 30, 2010 from $712,000 for the six months ended June 30, 2009. The increase in service charges on deposits income relates to a more disciplined approach to charging clients for services they use, a focus on promoting additional treasury management services to existing Bank clients and new initiatives to spur deposit activity.
Non-Interest Expense. Non-interest expense increased by $3.0 million, or 47.8%, to $9.2 million for the three months ended June 30, 2010 from $6.2 million for the comparable period of 2009. The increase in non-interest expense is primarily caused by goodwill impairment, an increase in compensation expense and collateral liquidation costs partially offset by declining expenses including FDIC insurance and professional fees.
During the three months ended June 30, 2010, we recorded a goodwill impairment of $2.7 million. Due to the continued negative environment, the banking industry continues to experience downward pressure in financial performance and its future outlook and thus overall industry market capitalizations continue to trend downward. Our stock price has consistently traded below book value since December 2007. We evaluated the impact of the continued negative economic environment and its continued downward pressure on the reporting unit’s asset quality and financial performance, and considered their impact on the future cash flows of the reporting unit, in addition to reconciling the calculated values of all of its reporting units to our market capitalization. After considering the factors noted above, management concluded that the fair value of the reporting unit was less than the carrying value. Management completed the second step of the annual goodwill impairment test to measure the amount of the impairment and concluded that an impairment equivalent to the entire carrying amount of the goodwill was warranted. Please refer to Note 4 in the notes to the unaudited consolidated financial statements for further information.
Compensation expense increased by $331,000, or 10.8%, to $3.4 million for the three months ended June 30, 2010 from $3.1 million for the three months ended June 30, 2009. The overall increase in compensation expense relates to the level of the non-equity incentive compensation accrual recorded. We have accrued for a higher level of performance in the program’s established criteria in 2010.
Professional fees expense decreased by $101,000, or 23.9%, to $321,000 for the three months ended June 30, 2010 compared from $422,000 for the three months ended June 30, 2009. The decline in professional fees is primarily due to the decline in the utilization of third party service professionals to assist in meeting operational or client needs.
During the three months ended June 30, 2010, we recognized a gain on foreclosed properties of $95,000 compared to a gain of $12,000 for the three months ended June 30, 2009. During the second quarter of 2010, we were successful in selling certain of our foreclosed properties, specifically lots in a land development project. Approximately 14 lots were sold at prices that were at or near our listed prices and resulted in an aggregate gain on sale of the properties.

Collateral liquidation costs associated with certain of our problem commercial loans for the three months ended June 30, 2010 were $333,000, an increase of 13.7%, from $293,000 for the three months ended June 30, 2009. These expenses represent costs incurred to work through our impaired loans. Collateral liquidation costs include legal expenses, rent expenses, shipping costs, warranty expenses, taxes incurred by the client and other necessary expenses required to protect our security interests. As we continue to have an elevated amount of impaired loans, we are incurring costs to evaluate and implement individual exit strategies for the impaired loans. The amount of collateral liquidation costs are influenced by the timing and level of effort required for each individual loan. Our ability to recoup these costs from our clients is uncertain and therefore we have expensed them as incurred through our consolidated results of operations.
FDIC insurance expense was $756,000 for the three months ended June 30, 2010, a decrease of $170,000, or 18.4%, from $926,000 for the three months ended June 30, 2009. The primary reason for the decline in FDIC insurance expense for the quarter ending June 30, 2010 was the one-time special assessment of $481,000 issued by the FDIC during the second quarter of 2009. There was not a similar special assessment issued during the second quarter of 2010. Overall, our FDIC insurance expense increased after adjusting for the one-time special assessment incurred in 2009. The increase in FDIC insurance is the result of overall higher premium rates due to enacted regulations, increased costs due to our participation in the temporary liquidity guarantee program as well as the increased rate applied to the Banks’ overall larger deposit base. On December 30, 2009, the Banks prepaid their 2010 — 2012 FDIC premiums pursuant to temporary FDIC regulations, and we are amortizing the expense over the coverage period.
Other non-interest expense increased by $232,000, or 37.8%, to $845,000 for the three months ended June 30, 2010 from $613,000 for the three months ended June 30, 2009. The primary reason for the increase in other non-interest expense is a loss of $325,000 recognized based on our share of the losses in our limited partnership investment in Aldine Capital LP. We account for our investment in Aldine Capital L.P. using the equity method. This limited partnership has recorded a permanent write-down on one of its underlying investments during the second quarter of 2010, and we have recorded our share of the loss.
Non-interest expense for the six months ended June 30, 2010 increased $3.4 million, or 27.2%, to $15.8 million from $12.4 million for the six months ended June 30, 2009. The increase in non-interest expense is primarily due to an impairment of goodwill of $2.7 million, an increase in compensation expense of $642,000 and an increase in FDIC insurance expense of $278,000, partially offset by a decline in collateral liquidation costs of $297,000. Similar to the discussion for the quarter ended June 30, 2010, we recorded an impairment of goodwill as it was concluded that the implied fair value of our reporting unit’s goodwill was less than the current carrying value of the reporting unit’s goodwill. We wrote-off the entire carrying value of the goodwill. Please refer to Note 4 in the notes to the unaudited consolidated financial statements. Compensation expense has increased primarily due to the accrual of cost expected to be paid under our non-equity incentive compensation program. FDIC insurance expense has increased primarily due to increased rates charged by the FDIC on our increased outstanding balance of deposits. The decline in collateral liquidation costs is caused by an unusual, disproportionate amount of costs incurred on one particular credit during the first quarter of 2009 which did not recur during the six months ended June 30, 2010.
Income Taxes. Income tax expense was $1.3 million for the six months ended June 30, 2010 compared to $26,000 for the six months ended June 30, 2009. During the six months ended June 30, 2010, we recorded a goodwill impairment of $2.7 million. Income tax expense for the six months ended June 30, 2010 is recorded at what we believe to be the best estimate of the annualized effective tax rate recognizing discrete items such as goodwill impairment. The goodwill impairment is treated as a permanent difference and is not deductible for income tax purposes.

Financial Condition
General. Our total assets decreased by $43.5 million, or 3.9%, to $1.074 billion at June 30, 2010 from $1.117 billion at December 31, 2009. The decrease in assets is primarily attributable to the decline in our short-term investments, and a decrease in our loan and lease portfolio partially offset by an increase in our securities available-for-sale.
Short-term investments. Short-term investments decreased by $51.3 million to $52.9 million at June 30, 2010 from $104.2 million at December 31, 2009. We continue to value the safety and soundness provided by the Federal Reserve Bank, and during this difficult economic environment, we view on-balance sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations and therefore are continuing to keep elevated levels of cash on deposit with the Federal Reserve Bank. We do, however, plan to utilize excess liquidity to pay down maturing debt, pay down maturing brokered certificates of deposit, or invest in prudent securities to maintain adequate liquidity at an improved margin. Should loan growth opportunities be presented, we would also expect to utilize excess liquidity to fund loan portfolio growth.
Securities. Securities available-for-sale increased by $19.2 million, or 15.7%, to $141.5 million at June 30, 2010 from $122.3 million at December 31, 2009, primarily due to additional purchases of government agency collateralized mortgage obligations. Our available-for-sale investment portfolio primarily consists of collateralized mortgage obligations and is used to provide a source of liquidity, including the ability to pledge securities, while maximizing the earnings potential of our assets. The estimated prepayment streams associated with this portfolio also allow us to better match our short-term liabilities. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. While collateralized mortgage obligations present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal as substantially all of the obligations we hold were issued by the Government National Mortgage Association (GNMA), a government agency. We do not hold any Federal National Mortgage Association or Federal Home Loan Mortgage Corp preferred stock.
During the six months ended June 30, 2010, we recognized unrealized holding gains of $1.1 million through other comprehensive income. All of the securities we hold have active trading markets, and we are not currently experiencing difficulties in pricing our securities. Our portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers of our securities as previously discussed. If interest rates decline and the credit quality of the securities remain positive, the market value of our debt securities portfolio should improve. If interest rates increase and the credit quality of the securities remain positive, the market value of our debt securities portfolio should decline. No securities within our portfolio were deemed to be other-than-temporarily impaired as of June 30, 2010.
Loans and Leases Receivable. Loans and leases receivable, net of allowance for loan and lease losses, decreased $10.6 million, or 1.3%, to $829.3 million at June 30, 2010 from $839.8 million at December 31, 2009. We principally originate commercial business loans and commercial real estate loans. The overall mix of the loan and lease portfolio at June 30, 2010 remained generally consistent with the mix at December 31, 2009, continuing to have a concentration in commercial real estate mortgage loans at 70.7% of our total loan portfolio. Economic conditions remained weak in the geographic markets we serve during the six months ended June 30, 2010, and the demand for new loans within our markets has declined. We are competing with other lenders for fewer high quality loan opportunities which is putting pressure on our ability to grow our loan and lease portfolio at growth rates we experienced prior to 2009. We remain committed to our underwriting standards and continue to seek high quality assets to continue our growth plan.
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.79% and 1.65% as of June 30, 2010 and December 31, 2009, respectively. Non-accrual loans and leases as a percentage of gross loans and leases increased to 3.72% at June 30, 2010 compared to 3.26% at December 31, 2009. We continue to work through many of our problem loans and are experiencing success in certain of our exit strategies, however, we continue to identify new loans or leases where we believe that the borrowers do not have adequate liquidity to make their payments in accordance with the terms of the contractual arrangements. Therefore, we consider these assets impaired and have placed them on non-accrual. During the three and six months ended June 30, 2010, we recorded charge-offs of $1.3 million and $1.4 million, respectively, on previously identified impaired loans and leases within our loan and lease portfolio due to declining real estate and equipment values supporting our loans where the collateral is no longer sufficient to cover the outstanding principal and the borrowers do not have any other means to repay the obligation. Charge-offs are not concentrated in any specific industry or geographic location.

Given continued charge-offs and increased indicators of impairment of loans and leases, we recorded a $1.1 million and $2.4 million provision for loan and lease losses in the three and six months ended June 30, 2010. Taking into consideration the level of charge-offs recorded and the need for additional specific reserves on impaired loans with estimated collateral shortfalls, we concluded that an appropriate allowance for loan and lease losses as of June 30, 2010 was $15.1 million or 1.79% of gross loans and leases. Refer to the Asset Quality section for more information.
Deposits. As of June 30, 2010, deposits decreased $45.7 million to $938.6 million from $984.4 million at December 31, 2009. Due to our business banking focus that provides for a larger average deposit relationship, activity within a few of our client relationships can influence our deposit ending balances at each measurement period. We continue to focus on gathering local deposits through a variety of methods including offering competitive rates and targeted treasury management initiatives. Brokered certificates of deposit continue to be a significant source of our funding and totaled $484.7 million at June 30, 2010 compared to $470.8 million at December 31, 2009.
Asset Quality
Non-performing Assets. Non-performing assets consisted of non-accrual loans and leases and foreclosed properties totaling $32.8 million, or 3.05%, of total assets, as of June 30, 2010, an increase in non-performing assets of 11.1% from December 31, 2009. Non-performing assets were $29.5 million, or 2.64% of total assets, at December 31, 2009. The increase in non-performing assets was the result of continued identification of additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including but not limited to the ability to sell land, inadequate cash flow from the operations of the underlying businesses, or final determinations by our clients to file bankruptcy. While impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original note or lease terms, the measurement of impairment may not always result in a specific reserve included in the allowance for loan and lease losses. As part of underwriting process as well as our ongoing monitoring efforts, we try to ensure that we have adequate collateral to protect our interest in the related loan or lease. As a result of this practice a significant portion of our non-performing loans or leases either do not require additional specific reserves or a lower level of required specific reserve as we believe the loans and leases are adequately collateralized as of the measurement period thus providing for a declining allowance for loan and lease loss to non-accrual loans and leases ratio. We then reserve for any shortfalls based upon our collateral evaluation. We expect current economic conditions to remain the same for the near term. As a result, we expect that we will continue to experience elevated levels of impaired loans and leases.

Our non-accrual loans and leases consisted of the following at June 30, 2010 and December 31, 2009, respectively:

	June 30,	December 31,
	2010	2009
	(Dollars In Thousands)
Non-accrual loans and leases
First mortgage loans:
Commercial real estate	$11,040	$8,482
Construction and land development	3,073	3,317
Multi-family	1,703	1,760
1-4 family	3,698	3,015

Total first mortgage loans	19,514	16,574
Commercial and industrial	8,008	7,086
Direct financing leases, net	—	1
Home equity and second mortgage	1,040	872
Consumer and other	2,894	3,292

Total non-accrual loans and leases	31,456	27,825
Foreclosed properties and repossessed assets	1,322	1,671

Total non-performing assets	$32,778	$29,496

Performing troubled debt restructurings	$—	$—

Total non-accrual loans and leases to gross loans and leases	3.72%	3.26%
Total non-performing assets to total assets	3.05	2.64
Allowance for loan and lease losses to gross loans and leases	1.79	1.65
Allowance for loan and lease losses to non-accrual loans and leases	47.98	50.76
A summary of our current period non-accrual loan activity is as follows (In Thousands):

Non-accrual loans as of December 31, 2009	$27,825
Loans transferred into non-accrual status	12,021
Loans returned to accrual status	(1,500)
Loans transferred to foreclosed properties	(577)
Loans charged-off	(1,446)
Loans fully paid-off	(1,192)
Principal payments applied to non-accrual loans	(3,675)

Non-accrual loans as of June 30, 2010	$31,456

A summary of our current period foreclosed properties activity is as follows (In Thousands):

Foreclosed properties as of December 31, 2009	$1,671
Loans transferred to foreclosed properties	577
Proceeds from sale of foreclosed properties	(908)
Gain on sale of foreclosed properties	103
Impairment valuation	(121)

Foreclosed properties as of June 30, 2010	$1,322

The following represents information regarding our impaired loans:

	As of and for	As of and for
	the Six Months	the Year
	Ended	Ended
	June 30,	December 31,
	2010	2009
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$15,660	$13,243
Impaired loans and leases with impairment reserves required	15,796	14,582

Total impaired loans and leases	31,456	27,825
Less:
Impairment reserve (included in allowance for loan and lease losses)	3,000	1,846

Net impaired loans and leases	$28,456	$25,979

Average impaired loans and leases	$28,821	$20,395

Foregone interest income attributable to impaired loans and leases	$1,103	$1,758
Interest income recognized on impaired loans and leases	(36)	(149)

Net foregone interest income on impaired loans and leases	$1,067	$1,609

Net foregone interest income on impaired loans and leases for the six months ended June 30, 2009 was $731,000.
When we believe that we will not recover our principal on a loan or lease, we record a charge-off for the amount we deem uncollectible. We record the charge-off through our allowance for loan and lease losses. For the three and six months ended June 30, 2010, we recorded net charge-offs of $1.3 million and $1.4 million, respectively, as compared to recording net charge-offs for the three and six months ended June 30, 2009 of $1.9 million and $3.0 million, respectively. We continue to proactively monitor our loan and lease portfolio for further deterioration and apply our prescribed allowance for loan and lease loss reserve methodology. We believe that our allowance for loan and lease loss reserve was recorded at the appropriate value at June 30, 2010; however, given ongoing complexities with legal actions on certain of our large impaired loans and the lack of significant improvement in economic conditions or declines in collateral values, further charge-offs and increased provisions for loan losses could be recorded if additional facts and circumstances lead us to a different conclusion.

A summary of the activity in the allowance for loan and lease losses follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands)

Allowance at beginning of period	$15,342	$12,935	$14,124	$11,846

Charge-offs:
Commercial real estate and other mortgage	(751)	(928)	(876)	(928)
Commercial and industrial	(246)	(700)	(248)	(1,810)
Direct financing leases	—	(231)	—	(231)
Home equity and second mortgage	—	(27)	—	(27)
Consumer and other	(327)	(8)	(327)	(8)

Total charge-offs	(1,324)	(1,894)	(1,451)	(3,004)

Recoveries:
Commercial real estate and other mortgage	4	—	4	—
Commercial and industrial	—	1	1	2
Direct financial leases	—	—	—	—
Home equity and second mortgage	—	1	—	2
Consumer and other	—	—	—	—

Total recoveries	4	2	5	4

Net charge-offs	(1,320)	(1,892)	(1,446)	(3,000)
Provision for loan and lease losses	1,069	1,647	2,413	3,844

Allowance at end of period	$15,091	$12,690	$15,091	$12,690

Liquidity and Capital Resources
During the three and six months ended June 30, 2010 and the year ended December 31, 2009, the Banks did not make any dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at June 30, 2010 are the repayment of interest payments due on subordinated and junior subordinated notes. The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources such as payments from subsidiaries for services provided, its line of credit in the amount of $10.5 million of which $10,000 was outstanding on June 30, 2010 and through any future dividends received from the Banks. The Corporation and its subsidiaries continue to have a strong capital base and the Corporation’s regulatory capital ratios continue to be above the defined minimum regulatory ratios. Refer to Note 14 in the notes to the unaudited consolidated financial statements for further information. During the three and six months ended June 30, 2010, we recorded a goodwill impairment of $2.7 million. This accounting adjustment did not have an impact on our capital ratios.
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

We had $484.7 million of outstanding brokered deposits at June 30, 2010, compared to $470.8 million of brokered deposits as of December 31, 2009. We are committed to our continued efforts to raise in-market deposits and reduce our overall dependence on brokered certificates of deposit. However, brokered deposits are an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than single service deposits when required to raise a similar level of deposits within a short time period. Access to such deposits allows us the flexibility to decline pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with brokered deposits are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will likely continue to use brokered deposits to compensate for shortfalls in deposit gathering in maturity periods, typically three to five years, needed to effectively match the interest rate sensitivity measured through our defined asset/liability management process. In order to provide for ongoing liquidity and funding, all of our brokered deposits are certificates of deposit that do not allow for withdrawal at the option of the depositor before the stated maturity.
The Banks have been able to access the brokered certificate of deposit market as needed at rates and terms comparable to market standards. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure so that at least one year of maturities could be funded through borrowings with the Federal Home Loan Bank or Federal Reserve Discount Window utilizing currently unencumbered securities as collateral. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities and have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill the liquidity need.
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

The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. A positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels, reinvestment spreads, balance sheet growth and mix and interest rate spreads. We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. Currently, we do not employ any derivatives to assist in managing our interest rate risk exposure; however, management has the authorization and ability to utilize such instruments should they be necessary to manage interest rate exposure.
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at June 30, 2010 has not changed materially since December 31, 2009.
Item 4T. — Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2010.
There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
(b) None.
(c) Issuer Purchases of Equity Securities

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total		as Part of	Yet Be
	Number of		Publicly	Purchased Under
	Shares	Average Price Paid	Announced Plans	the Plans or
Period	Purchased(1)	Per Share	or Programs	Programs(2)

April 1, 2010 – April 30, 2010	367	9.93	—	$177,150
May 1, 2010 – May 31, 2010	50	10.50	—	177,150
June 1, 2010 – June 30, 2010	—	—	—	177,150

(1)	The shares in this column represent the 417 shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares during the three months ended June 30, 2010.

(2)	On November 20, 2007, the Corporation publicly announced a stock repurchase program whereby the Corporation would repurchase up to approximately $1,000,000 of the Corporation’s outstanding stock. As of June 30, 2010, approximately $177,150 remains available to repurchase the Corporation’s outstanding stock. There currently is no expiration date to this stock repurchase program.
Item 3. — Defaults Upon Senior Securities
Not applicable.
Item 4. — Reserved
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

FIRST BUSINESS FINANCIAL SERVICES, INC.
August 13, 2010	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

August 13, 2010	/s/ James F. Ropella
James F. Ropella
Chief Financial Officer

FIRST BUSINESS FINANCIAL SERVICES, INC.
Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. paragraph 1350