Form 10-K
period 2010-12-31
First Business Financial Services, Inc.
filed 2011-03-11
CIK 1305399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $24.6 million.
As of February 23, 2011, 2,597,538 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III — Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2011 are incorporated by reference into Part III hereof.

[This page intentionally left blank]

PART I.

Item 1.	Business
General
First Business Financial Services, Inc. (together with all of its subsidiaries, collectively referred to as “FBFS,” “Corporation,” “we,” “us,” or “our”) is a registered bank holding company incorporated under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned banking subsidiaries First Business Bank and First Business Bank — Milwaukee (the “Banks”). All of the operations of FBFS are conducted through the Banks and certain subsidiaries of First Business Bank. The Banks operate as business banks focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium-sized businesses, business owners, executives, professionals and high net worth individuals. The Banks generally target businesses with sales between $2 million and $50 million. For a more detailed discussion of loans, leases and the underwriting criteria of the Banks, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loans and Leases. To supplement its business banking deposit base, the Banks utilize wholesale funding alternatives to fund a portion of their assets. The Banks do not utilize a branch network to attract retail clients.
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
FBB has four wholly-owned subsidiaries. First Business Capital Corp. (“FBCC”) operates as an asset-based commercial lending company specializing in providing secured lines of credit as well as term loans on equipment and real estate assets primarily to manufacturers and wholesale distribution companies located throughout the United States. First Business Equipment Finance, LLC (“FBEF”) operates as a commercial equipment finance company specializing in financing of general equipment to small and middle market companies. FBB Real Estate, LLC (“FBBRE”) is a limited liability company established for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings. First Madison Investment Corp. (“FMIC”) is located in and formed under the laws of the state of Nevada. FMIC was organized for the purpose of managing a portion of the Bank’s investment portfolio. FMIC invests in marketable securities and loans purchased from FBB. FBB also has one indirect subsidiary, First Madison Capital Corp Nevada Corp (“FMCCNC”), a wholly-owned subsidiary of FBCC located in and formed under the laws of the state of Nevada, organized for the purpose of investing in loans purchased from FBCC.
First Business Bank — Milwaukee (“FBB — Milwaukee”) is a state bank that was chartered in 2000 in Wisconsin. Like FBB, FBB — Milwaukee’s product lines include commercial and consumer treasury management services, commercial lending and commercial real estate lending for similar sized businesses as FBB. FBB — Milwaukee also offers trust and investment services through a trust service office agreement with FBB. FBB — Milwaukee offers business owners, executives, professionals and high net worth individuals, consumer services which include a variety of deposit accounts and personal loans. FBB — Milwaukee has one wholly owned subsidiary, FBB — Milwaukee Real Estate, LLC (“FBBMRE”). FBBMRE is a limited liability company established for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings.
In September 2008, FBFS formed FBFS Statutory Trust II, (“Trust II”), a Delaware business trust wholly owned by the Corporation. In 2008, Trust II completed the sale of $10.0 million of 10.5% fixed rate trust preferred securities. Trust II also issued common securities in the amount of $315,000 to the Corporation. Trust II used the proceeds from the offering to purchase $10.3 million of 10.5% junior subordinated notes (the “Notes”) issued by the Corporation. The Corporation has the right to redeem the Notes at any time on or after September 26, 2013. The preferred securities are mandatorily redeemable upon the maturity of the Notes on September 26, 2038.

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
Employees
At December 31, 2010, FBFS had 141 employees which equates to 124 full-time equivalent employees. No employee is covered by a collective bargaining agreement, and we believe our relationship with our employees to be good.
Competition
The Banks encounter strong competition in attracting commercial loan, equipment finance and deposit clients as well as trust and investment clients. Such competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms and investment banking firms. The Banks’ market areas include branches of several commercial banks that are substantially larger in terms of loans and deposits. Furthermore, tax exempt credit unions operate in the Banks’ market areas and aggressively price their products and services to a large portion of the market. The Banks also compete with regional and national financial institutions, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition and more resources and collective experience than the Banks. Our profitability depends upon the Banks’ ability to successfully maintain and increase market share.
Supervision and Regulation
Below is a brief description of certain laws and regulations that relate to the Corporation and the Banks. This narrative does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.
General
The Banks are chartered in the State of Wisconsin and are subject to regulation and supervision by the Division of Banking of the Wisconsin Department of Financial Institutions (“WDFI”), and are subject to periodic examinations. Review of fiduciary operations is included in the periodic examinations. The Banks’ deposits are insured by the Deposit Insurance Fund (“DIF”). The DIF is administered by the Federal Deposit Insurance Corporation (“FDIC”), and therefore the Banks are also subject to regulation by the FDIC. Periodic examinations of the Banks are also conducted by the FDIC. The Banks must file periodic reports with the FDIC concerning their activities and financial condition and must obtain regulatory approval prior to entering into certain transactions such as mergers with or acquisitions of other depository institutions and opening or acquiring branch offices. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of adequate loan and lease loss reserves.
Wisconsin banking laws restrict the payment of cash dividends by the Banks by providing that (i) dividends may be paid only out of the Banks’ undivided profits, and (ii) prior consent of the WDFI is required for the payment of a dividend which exceeds current year income if dividends declared have exceeded net profits in either of the two immediately preceding years. The various bank regulatory agencies have authority to prohibit the banks under their jurisdiction from engaging in an unsafe or unsound practice. Under certain circumstances, the payment of a dividend by the Banks could be considered an unsafe or unsound practice. In the event that (i) the FDIC or the WDFI should increase minimum required levels of capital; (ii) the total assets of the Banks increase significantly; (iii) the income of the Banks decrease significantly; or (iv) any combination of the foregoing occurs, then the Boards of Directors of the Banks may decide or be required by the FDIC or the WDFI to retain a greater portion of the Banks’ earnings, thereby reducing or eliminating dividends.

The Banks are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to their parent holding company, FBFS. Also included in the Federal Reserve Act are restrictions on investments in the capital stock or other securities of FBFS and on taking of such stock or securities as collateral for loans to any borrower. Under the Federal Reserve Act and regulations of the Federal Reserve Board, FBFS and its Banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or any property or service.
The Corporation
FBFS is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “FRB”). The Corporation is required to file an annual report with the FRB and such other reports as the FRB may require. Prior approval must be obtained before the Corporation may merge with or consolidate into another bank holding company, acquire substantially all the assets of any bank or bank holding company, or acquire ownership or control of any voting shares of any bank or bank holding company if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank or bank holding company.
In reviewing applications for such transactions, the FRB considers managerial, financial, capital and other factors, including financial performance of the bank or banks to be acquired under the Community Reinvestment Act of 1977, as amended. Also, under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended, state laws governing interstate banking acquisitions subject bank holding companies to some limitations in acquiring banks outside of their home state without regard to local law.
The Gramm-Leach Bliley Act of 1999 (“GLBA”) eliminates many of the restrictions placed on the activities of bank holding companies. Bank holding companies such as FBFS can expand into a wide variety of financial services, including securities activities, insurance, and merchant banking without the prior approval of the FRB.
The FRB has the authority to prohibit bank holding companies under their jurisdiction from engaging in unsafe or unsound practices. In the event that (i) the FRB should increase minimum required levels of capital; (ii) the total assets of our Corporation increases significantly; (iii) the income of our Corporation decreases significantly; or (iv) any combination of the foregoing occurs, then the Board of Directors of our Corporation may decide or be required by the FRB to retain a greater portion of our Corporation’s earnings, thereby reducing or eliminating dividends paid to its shareholders.
Emergency Economic Stabilization Act of 2008. The Emergency Economic Stabilization Act of 2008 (“EESA”), gives the U.S. Department of Treasury (“UST”) authority to take certain actions to restore liquidity and stability to the U.S. Banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced. Those programs include the following:
•	Capital Purchase Program (“CPP”). Pursuant to this program, the UST, on behalf of the U.S. government, was authorized to purchase preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. We received approval from the UST to participate in this program. We chose not to participate in the program. Refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for further discussion.
•	Temporary Liquidity Guarantee Program. The program contained both (i) a debt guarantee component, whereby the FDIC will guarantee until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and June 30, 2009 (of which we did not issue any qualifying debt) and (ii) a transaction account guarantee program (“TAGP”), whereby the FDIC will insure 100% of certain transaction accounts held at eligible financial institutions through December 31, 2009 and further extended to December 31, 2010. We elected to fully participate in this program.

Dodd-Frank Wall Street Reform and Consumer Protection Act. Since 2008, Congress and the U.S. government have taken a variety of actions to strengthen supervision of financial institutions and systemically important nonbank financial companies, including the passage, on July 21, 2010, into law of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The Dodd-Frank Act represents the most comprehensive change to banking laws since the Great Depression of the 1930s, and mandates change in several key areas: regulation and compliance (both with respect to financial institutions and systemically important nonbank financial companies), securities regulation, executive compensation, regulation of derivatives, corporate governance, and consumer protection. While these changes in the law will have a major impact on large institutions, even smaller institutions such as ours will be affected. The Dodd-Frank Act calls for federal regulatory agencies to adopt almost 250 new rules and conduct more than 60 studies over the next several years in order to implement its provisions. The ultimate impact of the legislation on the Corporation will not be known for many months or years.
The following summary is intended only to highlight those provisions of the Dodd-Frank Act that the Corporation believes will have the most significant impact on the Corporation and its operations in the future. The summary does not describe every provision of the Dodd-Frank Act that may in any way affect the Corporation, and is not intended to provide a summary of the legislation in its entirety.
Key provisions of the Dodd-Frank Act that are likely to affect the Corporation and its subsidiaries in the near- and long-term include:
Changes in FDIC insurance. The Dodd-Frank Act increases the FDIC’s minimum ratio of reserves to insured deposits and changes how deposit insurance premium assessments from the FDIC are calculated through provisions specifically designed to capture more deposit insurance premium income from the larger U.S. banks. These provisions may lead to lower FDIC insurance premiums for the Banks than if the change was not made. The legislation also permanently increases federal deposit insurance coverage to $250,000. Additionally, under the Dodd-Frank Act, beginning December 31, 2010 (the scheduled termination date for the TAGP) and continuing through January 1, 2013, all funds held in noninterest-bearing transaction accounts and Interest on Lawyer Trust Accounts (“IOLTAs) will be guaranteed by the FDIC for the entire balance of the account. However, this unlimited insurance coverage will not extend to low interest NOW accounts, which were covered under TAGP through December 31, 2010.
Regulation of derivatives. The Dodd-Frank Act imposes significant restrictions on the trading of derivatives, and provides for increased regulation by the SEC and the Commodities Futures Trading Commission of the over-the-counter derivative market. The Dodd-Frank Act will require bank holding companies to spin off certain riskier derivative trading activities to separately capitalized affiliates, while continuing to authorize perceived lower-risk derivative activities by banks to the extent these activities qualify as risk mitigating activities directly related to the bank’s activities. The Corporation does not currently expect these provisions to have a significant impact on its operations, though they may limit potential areas of expansion by the Corporation’s banking subsidiaries of their derivative activities, products and services.
Bank capital. The Collins Amendment in the Dodd-Frank Act affects the capital requirements for commercial banks, and includes a phased-in exclusion of trust preferred securities as an element of Tier 1 capital for certain bank holding companies. Bank holding companies with total assets of $15 billion or more have three years to phase-out trust preferred securities from their Tier 1 capital, beginning January 1, 2013. Preferred stock issued to the U.S. Treasury under the CPP is exempt from the Collins Amendment and is permanently includible in Tier 1 capital for all bank holding companies. The Corporation’s total assets are less than $15 billion and therefore it is not required to phase out its trust preferred securities as an element of Tier 1 capital; however, it is prohibited from issuing new trust preferred securities after July 21, 2010.

Leverage and risk-based capital requirements. The Dodd-Frank Act mandates federal banking agencies to establish new leverage and risk-based capital requirements for banks, bank holding companies, and “systemically important” non-banking companies. These new requirements must be established within 18 months of the Dodd-Frank Act’s effective date. While the Dodd-Frank Act does not provide any specific guidance on what the new capital levels should be, the law does provide that the capital levels currently in force should serve as a floor for any new capital requirements. Accordingly, the Corporation expects that these new “prudential standards” will lead to higher capital requirements in the future. The new law further mandates regulators to adapt capital requirements as banks grow in size or engage in riskier activities, and codifies for the first time the requirement imposed by bank regulators that a bank holding company must serve as a “source of strength” or provider of funds to its subsidiary depository institutions, if those funds are ever needed.
The extent to which the new legislation and existing and planned governmental initiatives will succeed in alleviating tight credit conditions or otherwise result in an improvement in the national economy is uncertain. In addition, because most of the component parts of the new legislation will be subject to intensive agency rulemaking and subsequent public comment over the next several quarters prior to eventual implementation, it is difficult to predict the ultimate effect of the Dodd-Frank Act on the Corporation at this time. However, the Corporation anticipates expenses will increase as a result of new compliance requirements.
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
Insurance of Deposits. The Banks’ deposits are insured under the DIF of the FDIC. On July 21, 2010, the Dodd-Frank Act made permanent the standard maximum deposit insurance amount of $250,000 per deposit account.
Further, the FDIC Board of Directors issued a final rule under the Dodd-Frank Act that amends the Federal Deposit Insurance Act to provide temporary unlimited coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions. All funds held in noninterest-bearing transaction accounts will be fully insured, without limit, from December 31, 2010, through December 31, 2012. This unlimited coverage is separate from, and in addition to, the coverage provided to a depositor with other accounts held at the Banks. It replaced the unlimited coverage under TAGP and applies to all insured depository institutions and, unlike the FDIC’s Temporary Liquidity Guarantee Program, no opt outs are permitted and low-interest NOW accounts are not covered.
On December 29, 2010, the FDIC Board of Directors issued a final rule to implement an amendment to the Federal Deposit Insurance Act to include IOLTAs within the definition of a “noninterest-bearing transaction account,” thus expanding the temporary, unlimited deposit insurance coverage authorized by the Dodd-Frank Act.
The Banks also elected to participate in the Debt Guarantee Program that temporarily guarantees all newly-issued senior unsecured debt, up to 2% of the Corporation’s liabilities, issued by the participating entities on or after October 14, 2008 through and including June 30, 2009. The guarantee expires on June 30, 2012. At December 31, 2010, the Banks did not have any debt guaranteed under this program. The cost for this program upon participation is based on an annualized basis points weighted by the maturity of the debt multiplied by the amount of debt issued, and calculated for the maturity period of that debt or June 30, 2012, whichever is earlier.
The FDIC assigns each institution it regulates to a particular risk category based on the levels of the institution’s capital — “well-capitalized,” “adequately capitalized,” or “undercapitalized” and the varying levels of supervisory concern, ranging from those institutions considered to be healthy to those that raise substantial supervisory concern. The result is four risk categories with well-capitalized, financially sound institutions paying lower rates than those paid by undercapitalized institutions with substantial supervisory concern that pose a risk to the insurance fund. The Banks’ assessment rate depends on the risk category to which they are assigned. Assessment rates for deposit insurance currently range from 7 to 77.5 basis points. The Banks are well capitalized. The supervisory risk category to which the Banks are assigned by the FDIC is confidential and may not be disclosed.
The FDIC insurance premium rates increased for all financial institutions in 2009 based upon enacted regulations. During the second quarter of 2009, the FDIC issued a special assessment to all banks of which approximately $481,000 was assessed to our Banks. In December 2009, all banks, including our Banks, received a notice requiring the prepayment of the 2010-2012 FDIC insurance premiums. The payment was required on or before December 30, 2009 in an effort to strengthen the cash position of the DIF immediately without immediately impacting earnings of the banking industry. The prepaid assessment was based upon the Banks’ assessment rate in effect on September 30, 2009 and will be subject to adjustments on a quarterly basis throughout the prepayment period based upon actual levels of deposits and related risk ratings. The Banks’ share of the prepayment was a cash payment of approximately $5.4 million at December 30, 2009 of which $2.5 million was remaining as a prepaid asset as of December 31, 2010. In general, any increase in insurance assessment, including special assessments, would have an adverse affect on the earnings of the Banks. The prepaid FDIC insurance prepayment has a negative impact on our net interest margin because the prepaid asset will be considered a non-earning asset for us as the FDIC will not pay interest on the prepaid amounts nor will we have the ability to use that cash for higher yielding alternatives.

On February 9, 2011, the FDIC issued a final rule which redefines the deposit insurance base as required by the Dodd-Frank Act; makes changes to assessment rates; implements the Dodd-Frank Act deposit insurance fund dividend provisions; and revises the risk based assessment system for all large insured depository institutions, generally, those institutions with at least $10 billion in total assets. Nearly all of the 7,600 plus institutions with assets less than $10 billion, including our Banks, will pay smaller assessments as a result of this final rule.
Regulatory Capital Requirements
The FRB monitors the capital adequacy of the consolidated holding company because on a consolidated basis it has assets in excess of $500.0 million. A combination of risk-based and leverage ratios are determined by the FRB. Failure to meet these capital guidelines could result in supervisory or enforcement actions by the FRB. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based on the perceived credit risk of the asset. These risk-weighted assets are calculated by assigning risk weights to corresponding asset balances to determine the risk weight of the entire asset base. Total capital, under this definition, is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital, with some restrictions, includes common stockholders’ equity, any perpetual preferred stock, qualifying trust preferred securities and minority interests in any unconsolidated subsidiaries. Tier 2 capital, with certain restrictions, includes any perpetual preferred stock not included in Tier 1 capital, subordinated debt, any trust preferred securities not qualifying as Tier 1 capital, specific maturing capital instruments and the allowance for loan and lease losses (limited to 1.25% of risk-weighted assets). The regulatory guidelines require a minimum total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The FRB also has a leverage ratio requirement which is defined as Tier 1 capital divided by average total consolidated assets. The minimum leverage ratio required is 3%. The Banks have consistently maintained regulatory capital ratios at or above the well capitalized standards. For further detail on capital and capital ratios see discussion under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
Prompt Corrective Action
The Banks are also subject to capital adequacy requirements under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Under FDICIA, all commonly controlled FDIC insured depository institutions may be held liable for any loss incurred by the FDIC resulting from a failure of, or any assistance given by the FDIC to, any commonly controlled institutions.
Pursuant to certain provisions of FDICIA, the federal regulatory agencies have broad powers to take prompt corrective action if a depository institution fails to maintain certain capital levels. Prompt corrective action may include, without limitation, restricting a depository institution’s ability to pay dividends, restricting acquisitions, branch establishment, or other activities and placing limitations on asset growth and may prohibit payment of management fees to control persons, if such payments and distributions would cause undercapitalization. At this time, our capital levels are above the levels at which federal regulatory authorities could invoke their authority to initiate any manner of prompt corrective action under the applicable provisions of the FDICIA.

The following table sets forth the FDIC’s definition of the five capital categories, in the absence of a specific capital directive.

	Total Capital to Risk	Tier 1 Capital to Risk
Category	Weighted Assets	Weighted Assets	Tier 1 Leverage Ratio
Well capitalized	≥ 10%	≥ 6%	≥ 5%
Adequately capitalized	≥ 8%	≥ 4%	≥ 4%*
Undercapitalized	< 8%	< 4%	< 4%*
Significantly undercapitalized	< 6%	< 3%	< 3%
Critically undercapitalized	Ratio of tangible equity to total assets ≤ 2%

*	3% if the bank receives the highest rating under the uniform system.
Limitations on Dividends and Other Capital Distributions
Federal and state regulations impose various restrictions or requirements on state-chartered banks with respect to their ability to pay dividends or make various other distributions of capital. Generally, such laws restrict dividends to undivided profits or profits earned during preceding periods.
In addition to federal and state regulations, FDIC insured institutions may not pay dividends while undercapitalized or if such a payment would cause undercapitalization. The FDIC also has authority to prohibit the payment of dividends if such a payment constitutes an unsafe or unsound practice in light of the financial condition of a particular bank.
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
Federal Reserve System
The Banks are required to maintain reserves at specified levels against their transaction accounts and non-personal time deposits. As of December 31, 2010, the Banks were in compliance with these requirements.
Federal Home Loan Bank System
The Banks are members of the Federal Home Loan Bank of Chicago (“FHLB”). The FHLB serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.
As a member, each Bank is required to own shares of capital stock in the FHLB in an amount equal to the greatest of $500, 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 20% of its outstanding advances. The FHLB also imposes various limitations on advances relating to the amount and type of collateral, the amount of advances and other items. At December 31, 2010, the Banks owned a total of $2.4 million in FHLB stock and both were in compliance with FHLB requirements. The Banks received no dividends from the FHLB for the years ended December 31, 2010, and 2009. Outstanding FHLB advances as of December 31, 2010 and 2009 were $2.4 million and $18.5 million, respectively.

Since October 2007, the FHLB has been under a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLB has received approval of the Director of the Office of Supervision of the Finance Board. The FHLB has not declared or paid a dividend since the third quarter of 2007. However, on February 1, 2011, the FHLB issued a press release declaring a cash dividend at an annualized rate of 10 basis points per share based upon the FHLB’s preliminary financial results for the fourth quarter of 2010. While the dividend has been declared, the Banks do not expect dividend income from their holdings of FHLB stock to be a significant source of income for the foreseeable future. The Banks currently hold $2.4 million, at cost, of FHLB stock, of which $1.3 million is deemed voluntary stock. We believe we will ultimately recover the value of this stock. Refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for further discussion relating to the impact of this order on our ability to obtain resources from the FHLB to meet the liquidity needs of the Banks.
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
Community Reinvestment Act Requirements
The Community Reinvestment Act requires each Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low and moderate income neighborhoods. Federal regulators regularly assess the Banks’ record of meeting the credit needs of their respective communities. Applications for additional acquisitions would be affected by the evaluation of the Banks’ effectiveness in meeting its Community Reinvestment Act requirements.
Anti — Money Laundering
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the United States financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities.
Commercial Real Estate Guidance
The FDIC’s Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (1) commercial real estate loans exceed 300% of capital and increased 50% or more in the preceding three years or (2) construction and land development loans exceed 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on our current loan portfolio, our Banks do not exceed these guidelines. Even though the Banks do not exceed these regulatory guidelines, we believe that we have taken appropriate precautions to address the risks associated with our concentrations in commercial real estate lending. We do not expect the CRE Guidance to adversely affect our operations or our ability to execute our growth strategy.

Interagency Appraisal and Evaluation Guidelines
In December 2010, the federal banking agencies released revised and updated the Interagency Appraisal and Evaluation Guidelines. This guidance represented the first update since 1994 and sets forth the minimum regulatory standards for appraisals. It incorporates examiner expectations regarding the appraisal process in loan workouts, expectations for loan and portfolio monitoring and appraisal independence and management. This guidance also requires institutions to utilize strong internal controls to ensure appraisals and evaluations are reliable and emphasizes the importance of strong policies to monitor and update valuations of collateral for existing real estate loans and transactions. We do not expect the updates to the Interagency Appraisal Guidelines to adversely affect our operations.
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
Other Regulations
The Banks are also subject to a variety of other regulations with respect to the operation of their businesses, including but not limited to the Dodd-Frank Act, Fair and Accurate Transactions Act, Truth in Lending Act, Truth in Savings Act, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, Funds Availability Act, Privacy of Consumer Financial Information Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Debt Collection Practices Act, Unlawful Internet Gambling Enforcement Act, and the Fair Credit Reporting Act.
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
Corey A. Chambas, age 48, has served as the President and Chief Executive Officer of First Business Financial Services, Inc. since December 2006. Mr. Chambas joined the Corporation in 1993 and has held various positions including Chief Operating Officer, Executive Vice President, and Chief Executive Officer of First Business Bank. Mr. Chambas has over 25 years of commercial banking experience. Prior to joining the Corporation, he was a Vice President of Commercial Lending with M&I Bank in Madison, Wisconsin.
James F. Ropella, age 51, has served as Senior Vice President and Chief Financial Officer of the Corporation since September 2000. Mr. Ropella also serves as the Chief Financial Officer of the subsidiaries of the Corporation. Mr. Ropella has 22 years of experience in finance and accounting, primarily in the banking industry. Prior to joining First Business Financial Services, Inc., Mr. Ropella was Treasurer of a consumer products company. Prior to that, he was Treasurer of Firstar Corporation, now known as US Bank.
Michael J. Losenegger, age 53, has served as Chief Operating Officer of First Business Financial Services, Inc. since September 2006. Mr. Losenegger joined the Corporation in 2003 and has held various positions with First Business Bank including Chief Executive Officer, Chief Operating Officer and Senior Vice President of Business Development. Mr. Losenegger has over 23 years of experience in commercial lending. Prior to joining the Corporation, Mr. Losenegger was Senior Vice President of Lending at M&I Bank in Madison, Wisconsin.
Barbara M. Conley, age 57, has served as Senior Vice President Corporate Secretary of the Corporation since December 2007. In addition, she has served as the Corporation’s General Counsel since June 2008. She has served as a Director of First Business Capital Corp. since June 2009. Ms. Conley has over 30 years of experience in commercial banking. Directly prior to joining the Corporation in 2007, Ms. Conley was a Senior Vice President in Corporate Banking with Associated Bank. She had been employed at Associated Bank since May 1976.
Mark J. Meloy, age 49, has served as President and Chief Executive Officer of First Business Bank since December 2007. Mr. Meloy joined the Corporation in 2000 and has held various positions including Executive Vice President of First Business Bank and President and Chief Executive Officer of First Business Bank — Milwaukee. Mr. Meloy has over 25 years of commercial lending experience. Prior to joining the Corporation, Mr. Meloy was a Vice President and Senior Relationship Manager with Firstar Bank, NA, Cedar Rapids, Iowa and Milwaukee, Wisconsin, working in their financial institutions group with mergers and acquisition financing.
Joan A. Burke, age 59, has served as President of First Business Bank’s Trust Division since September 2001. Ms. Burke has over 30 years of experience in providing trust and investment advice. Prior to joining the Corporation, Ms. Burke was the President, Chief Executive Officer and Chairperson of the Board of Johnson Trust Company and certain of its affiliates.
Charles H. Batson, age 57, has served as the President and Chief Executive Officer of First Business Capital Corp since January 2006. Mr. Batson has 32 years of experience in asset-based lending. Directly prior to joining First Business Capital Corp., Mr. Batson served as Vice President and Business Development Manager for Wells Fargo Business Credit, Inc. since 1990.
David J. Vetta, age 56, has served as President and Chief Executive Officer of First Business Bank-Milwaukee since January 2007. Prior to joining First Business Bank — Milwaukee, Mr. Vetta was Managing Director at JP Morgan Asset Management since 1992 overseeing National Institutional Investment Sales teams and the Regional Private Client Group, while a member of the executive committee. Mr. Vetta was affiliated with JP Morgan Chase and its predecessor companies in various other roles since 1976.

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
Our success depends on the economic conditions in the U.S. and general economic conditions in the specific local markets in which we operate, principally in Dane County, Wisconsin and to a lesser extent, Waukesha County, Wisconsin, and Outagamie County, Wisconsin. We primarily provide banking and financial services to meet the needs of small to mid-sized businesses. The origination of loans secured by real estate and business assets of those businesses is our primary business and our principal source of profits. Client demand for loans could be reduced further by a weakening economy, increases in unemployment or an increase in interest rates in these areas. In addition, these businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. The duration and severity of economic declines, including declines in real estate and equipment values, in these areas could reduce our growth rate, impair our ability to collect loans or attract deposits, cause loans to become inadequately collateralized and generally have an adverse impact on our results of operations and financial condition.
The national and global economic downturn resulted in unprecedented levels of financial market volatility, depressed the overall market value of financial institutions, limited access to capital, and had a material adverse effect on the financial condition or results of banking companies in general and our Corporation. There can be no assurance that the actions taken by the U.S. Government, FRB and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, including the CPP, temporary liquidity guarantee program, and permanent increases in FDIC insurance levels, or market responses to those actions, will achieve their intended effect or will be continued.
Declines in fair market values of commercial real estate or equipment provided as collateral could increase our exposure to future probable losses.
The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact collateral coverage associated with our commercial real estate portfolio possibly leading to increased specific reserves or charge-offs. We also provide loans collateralized by general business assets including accounts receivable, inventory, and business equipment. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs may have a material adverse impact on our results of operation.
Our loan portfolio has a concentration of commercial real estate loans.
We have a concentration of commercial real estate in the primary markets we serve. Commercial real estate lending typically involves larger loan principal amounts than that for residential mortgage loans or consumer loans. Commercial real estate loans have historically been viewed as having more inherent risk of default implying a higher potential loss on an individual loan basis. The repayment of these loans generally is dependent on sufficient income from the properties securing the loans to cover operating expenses and debt service. Payments on loans secured by commercial real estate are often dependent upon the successful operation and management of the properties. Therefore repayment of these loans may be affected by factors outside the borrower’s control, including adverse conditions in the real estate market or the economy. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be impacted. The deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans results in a loss of earnings from these loans and could result in an increase in the provision for loan and lease loss and an increase in charge-offs, all of which could have a material adverse impact on our net income.

Our allowance for loan and lease losses may not be adequate to cover actual losses.
We are exposed to the risk that our loan and lease clients may not repay their loans and leases according to their terms and that the collateral securing the payment of these loans and leases may be insufficient to assure repayment. We may experience significant loan and lease losses which could have a material adverse impact on operating results. There is a risk that some of our assumptions and judgments about the collectability of the loan and lease portfolios could be formed from inaccurately assessed conditions. Those assumptions and judgments are based, in part, on assessment of the following conditions:
•	current economic conditions and their estimated effects on specific borrowers and collateral values;
•	an evaluation of the existing relationships among loans and leases, probable loan and lease losses and the present level of the allowance for loan and lease losses;
•	results of examinations of our loan and lease portfolios by regulatory agencies; and
•	our management’s internal review of the loan and lease portfolios.
We maintain an allowance for loan and lease losses to cover probable losses inherent in the loan and lease portfolios. Additional loan and lease losses will likely occur in the future and may occur at a rate greater than that experienced to date. An analysis of the loan and lease portfolios, historical loss experience and an evaluation of general economic conditions are all utilized in determining the size of the allowance. Additional adjustments may be necessary to allow for unexpected volatility or deterioration in the local or national economy. If significant additions are made to the allowance for loan and leases losses, this would materially decrease net income. Additionally, regulators periodically review our allowance for loan and lease losses or identify further loan or lease charge-offs to be recognized based on judgments different from ours. Any increase in the allowance for loan and lease losses, including as required by regulatory agencies could have a material adverse impact on net income.
To maintain adequate capital levels, we may be required to raise additional capital in the future, but that capital may not be available when it is needed and could be dilutive to our existing shareholders.
We are required by regulatory authorities to maintain adequate levels of capital to support our operations. In order to ensure our ability to support the operations of our Banks we may need to limit or terminate cash dividends that can be paid to our shareholders. In addition, we may need to raise capital in the future. Our ability to raise capital, if needed, will depend in part on our financial performance and/or conditions in the capital markets at that time, and accordingly, we cannot provide assurance of our ability to raise capital on terms acceptable to us. The current economic environment, the significant decline of stock prices and the overall condition of capital markets, all of which are outside of our control, as well as any decline in our performance or stock price, increase uncertainty as to when capital on acceptable terms will be available to us. In addition, if we decide to raise equity capital, the interest of our shareholders could be diluted. Any issuance of common stock at current trading prices would dilute the ownership of many of our current shareholders. In addition, the market price of our common stock could decrease as a result of the sale of a large number of shares or similar securities, or the perception that such sales could occur. If we cannot raise capital when needed, our ability to pay dividends, operate, maintain adequate capital levels and liquidity, or further expand our operations could be materially impaired.
The Corporation Is a Bank Holding Corporation and Its Sources of Funds Are Limited.
The Corporation is a bank holding company, and its operations are primarily conducted by the Banks, which are subject to significant federal and state regulation. Cash available to pay dividends to the shareholders of the Corporation and meet other debt service requirements is derived primarily from its existing cash flow sources, its third party line of credit, dividends received from the Banks, or a combination thereof. Dividend payments by the Banks to the Corporation in the future will require generation of future earnings by the Banks, are subject to certain regulatory restrictions and could require regulatory approval.
The Corporation May Be Adversely Affected by the Soundness of Other Financial Institutions.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Corporation has exposure to many different industries and counterparties and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Corporation to credit risk in the event of a default by a counterparty or client. Any such losses could have a material adverse effect on the Corporation’s financial condition and results of operations.

We rely, in part, on external financing to fund our operations and the lack of availability of such funds in the future could adversely affect our operations.
Our ability to implement our business strategy will depend on our ability to obtain funding for loan originations, working capital and other general corporate purposes. If our core banking and commercial deposits are not sufficient to meet our funding needs, we may increase our utilization of brokered deposits, FHLB advances and other wholesale funding sources necessary to fund desired growth levels. Because these funds generally are more sensitive to interest rate changes than our core deposits, they are more likely to move to the highest rate available. In addition, the use of brokered deposits without regulatory approval is limited to banks that are “well capitalized” according to regulation. If our Banks are unable to maintain their capital levels at “well capitalized” minimums, we could lose a significant source of funding, which would force us to utilize additional wholesale funding or potentially sell loans at a time when loan sales pricing may be unfavorable. To the extent we are not successful in obtaining such funding, we will be unable to implement our strategy as planned, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
We encounter heavy competition in attracting commercial loan, equipment finance and deposit clients as well as trust and investment clients. We believe the principal factors that are used to attract core deposit accounts and that distinguish one financial institution from another include value-added relationships, rates of return, types of accounts, service fees, convenience of office locations and hours and quality of service to the depositors. We believe the primary factors in competing for commercial loans are value-added relationships, interest rates, loan fee charges, loan structure and timeliness and quality of service to the borrower.
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
We are subject to interest rate risk. Changes in the interest rate environment, whether as a result of changes in monetary policies of the FRB or otherwise, may reduce our profits. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. They are also affected by the proportion of interest-earning assets that are funded by interest-bearing liabilities. Loan volume and yield are affected by market interest rates on loans, and increasing interest rates are generally associated with a lower volume of loan originations. There is no assurance that we can minimize our interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay their obligations if the increase in rates is not concurrent with a general expansion of the economy. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume and overall profitability.

We are subject to extensive regulation, and changes in banking laws and regulations could adversely affect our business.
Our businesses are subject to extensive state and federal government supervision, regulation, and control. Existing state and federal banking laws subject us to substantial limitations with respect to loans, purchases of securities, payment of dividends and many other aspects of our businesses. There can be no assurance that future legislation or government policy will not adversely affect the banking industry and our operations by further restricting activities or increasing the cost of compliance. See Item 1, Business — Supervision and Regulation.
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
The banking industry is constantly subject to technological changes with frequent introductions of new technology-driven products and services. In addition to better serving clients, the effective use of technology increases our efficiency and enables us to reduce costs. Our future success will depend in part on our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as create additional efficiencies in our operations. A number of our competitors have substantially greater resources to invest in technological improvements, as well as significant economies of scale. There can be no assurance that we will be able to implement and offer new technology-driven products and services to our clients. If we fail to do so, our ability to attract and retain clients may be adversely affected.
Our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in or disruption to, our business and a negative impact on our results of operations.
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
A breach in security of our systems or our third party service providers’ communications and information technologies could have a material adverse effect on our business.
We rely heavily on communications and information technology to conduct our business. Any failure or interruption due to a breach in security of these systems could result in failures or disruptions in our general ledger, deposit, loan, investment management, electronic banking and other systems. We have policies and procedures designed to prevent or limit the effect of such a failure or interruption due to a security breach of our information systems; however, there can be no assurance that any such events will not occur or, if they do, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of clients, subject us to additional regulatory scrutiny, or expose us to litigation and possible financial liability which could have an adverse effect on our operating results and financial condition. Failure in any of these situations subjects us to risks that may vary in size and scope.

In addition, we rely on third-party service providers for a substantial portion of our communications, information, operating and financial control systems technology. If any of these third-party service providers experience financial, operational or technological difficulties, security breaches, or if there is any disruption in our relationships with them, we may be required to locate alternative sources for these services. There can be no assurance that we could negotiate terms as favorable to us or obtain services with similar functionality as we currently have without the expenditure of substantial resources. Any of these circumstances could have a material adverse effect on our business.
Our stock is thinly traded.
Low volume of trading activity of our stock may make it difficult for investors to resell their common stock when they want at prices they find attractive. Our stock price can fluctuate significantly in response to a variety of factors and the volume of shares traded can be influenced by:
•	our operating performance;
•	limited research analysis performed on our Corporation;
•	operating results and stock price performance of other companies that investors deem comparable to us;
•	news reports relating to trends, concerns and other issues in the financial services industry;
•	perceptions in the marketplace regarding us and/or our competitors; and
•	changes in government regulations.
General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends could also cause our stock price to decrease regardless of operating results.
Our framework for managing risks may not be effective in mitigating risk and loss to us.
Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. Our ability to successfully identify and manage risks facing us is an important factor that can significantly impact our results. If our risk management framework proves ineffective, we could suffer unexpected losses and could be materially adversely affected.
Changes in accounting standards may materially impact our financial statements.
From time to time, the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, it may be necessary to apply a new or revised standard retroactively, resulting in the significant restatement of prior period financial statements.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
The following table provides certain summary information with respect to the principal properties that we leased as of December 31, 2010:

		Expiration
Location	Function	Date
401 Charmany Drive, Madison, WI	Full service banking location of First Business Bank and office of First Business Financial Services, Inc.	2028

18500 W. Corporate Drive, Brookfield, WI	Full service banking location of First Business Bank - Milwaukee	2020

3913 West Prospect Avenue, Appleton, WI	Loan production office of First Business Bank	2017

230 Ohio Street, Oshkosh, WI	Loan production office of First Business Bank	2017

300 N. Broadway, Green Bay, WI	Loan production office of First Business Bank	2014
FBB also conducts trust and investment business from a limited purpose branch located at 3500 University Avenue, Madison, Wisconsin. Office space is also leased in Burnsville, Minnesota, Independence, Ohio, St. Louis, Missouri, Southfield, Michigan and Chicago, Illinois under short-term lease agreements, which have terms of less than one year, for the purpose of generating asset-based lending opportunities.

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
The common stock of FBFS is traded on the Nasdaq National Market under the symbol “FBIZ”. As of January 31, 2011, there were 439 registered shareholders of record of FBFS common stock. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares is approximately 411.

The following table presents the range of high and low closing sale prices of our common stock for each quarter within the two most recent fiscal years, according to information available, and cash dividends declared for the years ended December 31, 2010 and 2009, respectively.

	High	Low	Dividend Declared
2010
1st Quarter	$10.35	$9.60	$0.07
2nd Quarter	11.00	9.70	0.07
3rd Quarter	9.70	8.67	0.07
4th Quarter	14.90	8.80	0.07

2009
1st Quarter	$15.08	$10.50	$0.07
2nd Quarter	13.95	10.45	0.07
3rd Quarter	11.72	7.70	0.07
4th Quarter	10.42	9.10	0.07
The timing and amount of future dividends are at the discretion of the Board of Directors of the Corporation (the Board) and will depend upon the consolidated earnings, financial condition, liquidity and capital requirements of the Corporation and its subsidiaries, the amount of cash dividends paid to the Corporation by its subsidiaries, applicable government regulations and policies, supervisory actions and other factors considered relevant by the Board. Refer to Item 1, Business — Supervision and Regulation for additional discussion regarding the limitations on dividends and other capital contributions by the Banks to the Corporation. The Board anticipates it will continue to pay dividends in amounts determined based on the above factors.
The following table summarizes compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2010.

Equity Compensation Plan Information
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants, and rights.	warrants, and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	138,766	$22.09	74,507

Issuer Purchases of Securities
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased(1)	Per Share	or Programs	Programs(2)

October 1 — 31, 2010	333	$9.05	—	$177,150
November 1 — 30, 2010	—	—	—	177,150
December 1 — 31, 2010	—	—	—	177,150

(1)	The shares in this column represent the 333 shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares during the three months ended December 31, 2010.

(2)	On November 20, 2007, the Corporation publicly announced a stock repurchase program whereby the Corporation would repurchase up to approximately $1,000,000 of the Corporation’s outstanding stock. As of December 31, 2010, approximately $177,150 remains available to repurchase the Corporation’s outstanding stock. There currently is no expiration date to this stock repurchase program.

Item 6.	Selected Financial Data
Three Year Comparison of Selected Consolidated Financial Data

	As of and for the Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands, Except Share Data)
FOR THE YEAR:
Interest income	$56,626	$56,356	$59,773
Interest expense	24,675	28,322	33,515

Net interest income	31,951	28,034	26,258
Provision for loan and lease losses	7,044	8,225	4,299
Non-interest income	6,743	6,450	5,105
Non-interest expense	25,465	23,810	20,841
Goodwill impairment	2,689	—	—
Loss on foreclosed properties	206	691	1,043
Income tax expense	2,349	717	2,056

Net income	$941	$1,041	$3,124

Yield on earning assets	5.39%	5.57%	6.39%
Cost of funds	2.57	3.03	3.89
Interest rate spread	2.82	2.53	2.50
Net interest margin	3.04	2.77	2.81
Return on average assets	0.09	0.10	0.32
Return on average equity	1.67	1.90	6.11

ENDING BALANCE SHEET:
Total assets	$1,107,057	$1,117,436	$1,010,786
Securities	153,379	122,286	109,124
Loans and leases, net	860,935	839,807	840,546
Deposits	988,298	984,374	838,874
FHLB advances and other borrowings	41,504	57,515	94,526
Junior subordinated notes	10,315	10,315	10,315
Stockholders’ equity	55,335	54,393	53,006

FINANCIAL CONDITION ANALYSIS:
Allowance for loan and lease losses to year-end loans	1.85%	1.65%	1.39%
Allowance to non-accrual loans and leases	42.37	50.76	72.74
Net charge-offs to average loans and leases	0.57	0.69	0.28
Non-accrual loans to gross loans and leases	4.37	3.26	1.91
Average equity to average assets	5.11	5.19	5.27

STOCKHOLDERS’ DATA:
Basic earnings per common share(1)	$0.37	$0.41	$1.24
Diluted earnings per common share(1)	0.37	0.41	1.24
Book value per share at end of period	21.30	21.42	20.82
Dividend declared per share	0.28	0.28	0.28
Dividend payout ratio	75.68%	68.29%	22.58%
Shares outstanding	2,597,820	2,539,306	2,545,546

(1)	Basic and diluted earnings per share reflect earnings per common share as calculated under the two-class method due to the existence of participating securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
When used in this report, and in any oral statements made with the approval of an authorized executive officer, the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including, without limitation, changes in economic conditions in the market area of FBB or FBB — Milwaukee, changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in the market area of FBB or FBB — Milwaukee, borrowers defaulting in the repayment of loans and competition. These risks could cause actual results to differ materially from what FBFS has anticipated or projected. These risk factors and uncertainties should be carefully considered by our shareholders and potential investors. See Item 1A — Risk Factors for discussion relating to risk factors impacting the Corporation. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors described within this Form 10-K could affect the financial performance of FBFS and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, FBFS cautions that, while its management believes such assumptions or bases are reasonable and are made in good faith, assumed facts or bases can vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, an expectation or belief is expressed as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expected result will be achieved or accomplished.
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
Overview
Our principal business is conducted by FBB and FBB — Milwaukee and certain subsidiaries of FBB and consists of a full range of commercial banking products and services tailored to meet the financial service needs of small and medium size businesses, business owners, executives, professionals, and high net worth individuals. Products include commercial lending, asset-based lending, equipment financing, trust and investment services, treasury management services and a broad range of deposit products. Our operating philosophy is focused on local decision making and local client service from each of our primary banking locations in Madison, Brookfield and Appleton, Wisconsin combined with the efficiency of centralized administrative functions such as support for information technology, loan support and deposit support, finance and accounting and human resources. We believe we have a unique niche business banking model and we consistently operate within this niche. This allows us to provide a great deal of expertise in offering financial solutions to our clients with an experienced staff who serve our clients on an ongoing basis.
Beginning in 2008, continuing throughout 2009 and 2010, the U.S. and world economies have experienced unprecedented changes in the capital and credit markets that have adversely affected the U.S. banking industry. The turmoil in the credit and capital markets has adversely impacted real estate values, businesses and the demand for credit, and the overall economic climate. Many financial institutions have sought merger partners or buyers, been forced to raise additional capital or forced into FDIC receivership by their primary regulator. The U.S. government has instituted several programs to stabilize the U.S. financial system and/or stimulate the U.S. economy that, among other things, were directed at increasing the capital bases of financial institutions.

The current economic environment presents significant challenges for us and our industry. We believe that our historic loan and investment policies and underwriting practices, which we believe to be conservative, have left us relatively well-positioned in the current economic climate as compared to many U.S. financial institutions.
Our profitability depends on our ability to execute our strategic plan. Our plan emphasizes improving the overall quality of our loan and lease portfolio, minimizing loan and lease loss specific reserves and charge-offs, generating organic growth in our loan and lease portfolios, increasing our market share of in-market core deposits and increasing fee income. Given a troubled economy throughout 2010, there were limited opportunities to grow the loan and lease portfolios of the Banks with appropriate quality and there was additional stress on our loan and lease portfolios. Therefore, our focus in 2010 was to closely monitor our loan portfolio, work through identified credit issues, maintain adequate capital levels and build prudent liquidity to be able to position the Banks for a return to a growth strategy and navigate through the economic turmoil. While our long term strategic plan remains the same, current weak economic conditions will dictate similar areas of focus in the near term.
As of December 31, 2010, our capital position and the capital position of each of our Banks is greater than regulatory minimum requirements and each of our Bank’s regulatory capital is greater than the level required to be “well capitalized” under prompt corrective action requirements. See Item 1. Business — “Supervision and Regulation — Prompt Corrective Action.”
Operational highlights
•	Our total assets decreased slightly to $1.107 billion as of December 31, 2010, a 0.9% decrease, from $1.117 billion at December 31, 2009. We experienced moderate growth in our loan and lease portfolio. Net loans and leases receivable increased $21.1 million, or 2.5%, to $860.9 million as of December 31, 2010 from $839.8 million as of December 31, 2009. We also experienced growth in our investment portfolio. Securities available for sale increased $31.1 million, or 25.4%, to $153.4 million at December 31, 2010 from $122.3 million at December 31, 2009. The growth in these asset classes is primarily offset by a reduction of our on-balance sheet liquidity.
As of December 31, 2010, our short-term investments, which consists primarily of interest bearing deposits held at the Federal Reserve Bank of Chicago (“FRB”), was $41.4 million. This is a decline of 60.3% from $104.2 million at December 31, 2009. We used short-term investments for a variety of purposes including asset growth as well as not replacing Federal Home Loan Bank advances that matured. We continue to view liquidity and safety and soundness to be a priority; however, have taken measures to balance that priority and profitability.
•	Net income for the year ended December 31, 2010 was $941,000 compared to $1.0 million for the year ending December 31, 2009. During the year ended December 31, 2010, specifically in June 2010, we recorded an impairment of goodwill in an amount of $2.7 million. The goodwill impairment is an accounting adjustment that does not affect cash flows, liquidity, regulatory capital, regulatory capital ratios, or the future operations of our Corporation. Also, the goodwill impairment is not deductible for income tax purposes, so there is no income tax benefit associated with the impairment.
•	Net income excluding the impact of goodwill impairment for the year ended December 31, 2010 was $3.6 million, an increase of $2.6 million, from $1.0 million for the year ended December 31, 2009. The increase in net income excluding the impact of goodwill impairment is primarily attributable to improved net interest revenue and lower provision for loan and lease losses partially offset by increases in FDIC insurance expense and compensation expense.
•	Diluted earnings per common share for the year ended December 31, 2010 was $0.37 compared to diluted earnings per common share of $0.41 for the year ended December 31, 2009. Diluted earnings per share for the year ended December 31, 2010 includes a $1.05 per share goodwill impairment charge. Excluding the impairment of goodwill, diluted earnings per common share was $1.42 for the year ended December 31, 2010. Return on average equity was 1.67% in 2010 compared to 1.90% in 2009. Excluding the goodwill impairment, return on average equity was 6.46% for the year ended December 31, 2010.

•	Top line revenue, which consists of net interest revenue and non-interest income, increased 12.2% to $38.7 million for the year ended December 31, 2010 compared to $34.5 million for the year ended December 31, 2009.
•	Our net interest margin increased to 3.04% for the year ended December 31, 2010 as compared to 2.77% for the year ended December 31, 2009.
•	Provision for loan and lease losses was $7.0 million for the year ended December 31, 2010 compared to $8.2 million for the year ended December 31, 2009. Allowance for loan and lease losses as a percentage of total loans was 1.85% as of December 31, 2010 as compared to 1.65% as of December 31, 2009.
•	Non-accrual loans and leases increased approximately $10.6 million, or 38.0%, to $38.4 million as of December 31, 2010 from $27.8 million as of December 31, 2009.
•	Our average in market deposits increased $31.3 million, or 6.9% to $486.6 million for the year ended December 31, 2010 from $455.3 million for the year ended December 31, 2009.
In the bullet points above for the year ended December 31, 2010, we present (1) net income and earnings per share, in each case excluding the goodwill impairment and (2) annualized return on average assets and annualized return on average equity, calculated using net income excluding goodwill impairment. Each of these presented measures is a non-GAAP measure. We use these measures because we believe they provide greater comparability of the financial performance to all periods presented.
Results of Operations
Comparison of the Years Ended December 31, 2010 and 2009
Top Line Revenue. Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. Top line revenue grew by approximately 12.2% from the prior year. The components of top line revenue were as follows:

	For the Year Ended
	December 31,
	2010	2009	Change
	(Dollars In Thousands)
Net interest income	$31,951	$28,034	14.0%
Non-interest income	6,743	6,450	4.5

Total top line revenue	$38,694	$34,484	12.2

Adjusted Net Income. Adjusted net income is comprised of our net income as presented under generally accepted accounting principles (GAAP) adjusted for the after tax effects of the provision for loan and lease losses, actual net charge-offs incurred during the year and other one-time unusual events including but not limited to impairment of goodwill. Adjusted net income allows our management team to better analyze the growth of our earnings, including a comparison to our benchmark peers, without the impact that the loan and lease provision may have on net income in periods of rapid growth or reduction in the loan and lease portfolio. Institutions with different loan and lease growth rates may not have comparable provisions for loan and lease loss amounts and net charge-off activity. In our judgment, presenting net income excluding the after tax effects of the provision for loan and lease losses and including actual net charge-offs allows investors to trend, analyze and benchmark our results of operations in a more meaningful manner. Adjusted net income is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP. Due primarily to improved top line revenue and a lower level of loan and lease charge-off activity, our adjusted net income has improved by 104.3% for the year ended December 31, 2010 compared to the prior year.

A reconciliation of net income to adjusted net income is as follows:

	For the Year Ended December 31,
	2010	2009	Change
	(Dollars in Thousands)
Net income, presented under US GAAP	$941	$1,041	(9.6)%
Add back:
Provision for loan and lease losses, after tax	4,346	5,000	(13.1)
Goodwill impairment	2,689	—	*
Less:
Net charge-offs, net of tax	3,021	3,616	(16.5)

Adjusted net income	$4,955	$2,425	104.3%

*	Not meaningful
Return on Equity. Return on equity for the year ended December 31, 2010 was 1.67% compared to 1.90% for the year ended December 31, 2009. The decline in the return on equity was related to the decrease in net income. The change in net income is attributable to various factors including increased net interest income caused by increased net interest margins and a reduction in the amount of loan and lease loss provision, offset by the goodwill impairment recognized in 2010 along with other factors discussed throughout this Annual Report on Form 10-K. The goodwill impairment is an accounting adjustment that does not affect cash flows, liquidity, regulatory capital, regulatory capital ratios, or the future operations of our Corporation. Management has primarily focused its attention on the return on equity excluding the $2.7 million goodwill impairment to analyze the improvement in profitability of the Corporation from the comparable reporting periods of the prior year. Excluding the $2.7 million goodwill impairment charge, return on equity for the year ended December 31, 2010 was 6.46%. We view return on equity as an important measurement for monitoring profitability and we are continuing to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit. See “Operational Highlights” of this section for a discussion of our net income excluding goodwill impairment, a non-GAAP financial measure, used in the above calculation of return on equity excluding goodwill impairment.
Net Interest Income. Net interest income is dependent on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management strategies used by management in responding to such changes.

The table below provides information with respect to (1) the change in interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the change in interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the change in rate/volume (changes in rate multiplied by changes in volume) for the year ended December 31, 2010 compared to the year ended December 31, 2009.
Rate/Volume Analysis

	Increase (Decrease) for the Year Ended December 31,
	2010 Compared to 2009
			Rate/
	Rate	Volume	Volume	Net
	(In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans	$574	$120	$2	$696
Commercial and industrial loans	91	525	3	619
Direct financing leases	30	(384)	(6)	(360)
Other loans	(273)	(217)	59	(431)

Total loans and leases receivable	422	44	58	524
Mortgage-related securities	(1,087)	1,030	(233)	(290)
Investment securities	—	—	—	—
FHLB Stock	—	—	—	—
Short-term investments	(1)	37	—	36

Total net change in income on interest-earning assets	(666)	1,111	(175)	270

Interest-Bearing Liabilities
NOW accounts	(33)	31	(4)	(6)
Money market	(623)	603	(128)	(148)
Certificates of deposit	(373)	(864)	113	(1,124)
Brokered certificates of deposit	(3,038)	797	(132)	(2,373)

Total deposits	(4,067)	567	(151)	(3,651)
FHLB advances	21	(255)	(5)	(239)
Other borrowings	339	(82)	(14)	243
Junior subordinated notes	—	—	—	—

Total net change in expense on interest-bearing liabilities	(3,707)	230	(170)	(3,647)

Net change in net interest income	$3,041	$881	$(5)	$3,917

The table below shows our average balances, interest, average rates, net interest margin and the spread between combined average rates earned on our interest-earning assets and cost of interest-bearing liabilities for the periods indicated. The average balances are derived from average daily balances.

	For the Year Ended December 31,
	2010			2009
			Average			Average
	Average		yield/	Average		yield/
	balance	Interest	cost	balance	Interest	cost
	(Dollars In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans	$598,068	$33,490	5.60%	$595,885	$32,794	5.50%
Commercial and industrial loans	221,323	16,441	7.43	214,212	15,822	7.39
Direct financing leases	23,429	1,487	6.35	29,577	1,847	6.24
Other loans	16,914	574	3.39	21,583	1,005	4.66

Total loans and leases receivable(1)	859,734	51,992	6.05	861,257	51,468	5.98
Mortgage-related securities(2)	138,637	4,513	3.26	114,151	4,803	4.21
Federal Home Loan Bank stock	2,367	—	—	2,367	—	—
Short-term investments	49,878	121	0.24	34,762	85	0.24

Total interest-earning assets	1,050,616	56,626	5.39	1,012,537	56,356	5.57
Non-interest-earning assets	48,813			40,779

Total assets	$1,099,429			$1,053,316

Interest-Bearing Liabilities
NOW accounts	$74,784	260	0.35	$67,061	266	0.40
Money market	258,569	2,805	1.08	214,751	2,953	1.38
Certificates of deposit	84,828	1,723	2.03	121,801	2,847	2.34
Brokered certificates of deposit	480,709	15,959	3.32	460,691	18,332	3.98

Total interest-bearing deposits	898,890	20,747	2.31	864,304	24,398	2.82
FHLB advances	13,414	641	4.78	18,873	880	4.66
Other borrowings	39,010	2,175	5.58	40,738	1,932	4.74
Junior subordinated notes	10,315	1,112	10.78	10,315	1,112	10.78

Total interest-bearing liabilities	961,629	24,675	2.57	934,230	28,322	3.03
Demand deposits	68,430			51,665
Non-interest-bearing liabilities	13,153			12,733

Total liabilities	1,043,212			998,628
Stockholders’ equity	56,217			54,688

Total liabilities and stockholders’ equity	$1,099,429			$1,053,316

Net interest income		$31,951			$28,034

Net interest spread			2.82%			2.53%
Net interest-earning assets	$88,987			$78,307

Net interest margin			3.04%			2.77%
Average interest-earning assets to average interest-bearing liabilities	109.25%			108.38%
Return on average assets	0.09			0.10
Return on average equity	1.67			1.90
Average equity to average assets	5.11			5.19
Non-interest expense to average assets	2.58			2.33

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost of basis of assets held and available for sale.
Net interest income increased by $3.9 million, or 14.0%, during the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in net interest income is primarily attributable to favorable rate variances from lower cost of deposits. Overall, favorable rate variances added $3.0 million to net interest income. The Federal Reserve held interest rates constant across the twelve months ended December 31, 2010 and 2009. Therefore, the majority of the increase in net interest income associated with rate variances was caused by pricing deposits and loans commensurate with current market conditions and demands along with replacing higher yielding maturing brokered certificates of deposits at lower current market rates.

Net interest margin increased 27 basis points to 3.04% for the year ended December 31, 2010 from 2.77% for the year ended December 31, 2009. The improvement in net interest margin is primarily due to a 46 basis point decline in the cost of interest-bearing liabilities to 2.57% for the year ended December 31, 2010 from 3.03% for the comparable period of 2009. This was partially offset by a decline of 18 basis points in the yield on average earning assets to 5.39% for the year ended December 31, 2010 from 5.57% for the year ended December 31, 2009.
The yield on average earning assets for the year ended December 31, 2010 was negatively affected by the overall change in the investment portfolio. We have invested in collateralized mortgage obligations with structured cash flow payments. The cash flows generated from these expected prepayments are typically reinvested in additional collateralized mortgage obligations. Given the low interest rate environment, the overall coupon on new security purchases has typically been lower than the rates on securities that experience prepayments. This has caused the investment yield to decline by approximately 95 basis points for the year ended December 31, 2010 compared to the year ended December 31, 2009. The yield on loans and leases receivable increased seven basis points to 6.05% for the year ended December 31, 2010 from 5.98% for the comparable period of 2009. The improvement in yields on the loan and lease portfolio is mainly the result of pricing and mix of the loan and lease portfolio. We continue to improve our credit spreads on our fixed rate loan portfolio commensurate with current economic conditions and market demands. We have also continued to increase the dollar amount and number of variable rate loans with interest rate floors in excess of current market rates. The overall yield on the loan and lease portfolio is negatively affected by the increased average balances of non-accrual loans.
The overall weighted average rate paid on interest-bearing liabilities was 2.57% for the year ended December 31, 2010, a decrease of 46 basis points from 3.03% for the year ended December 31, 2009. The decrease in the overall rate on the interest-bearing liabilities was caused primarily by the replacement of maturing certificates of deposits, including brokered certificates of deposits, at lower current market rates.
Provision for Loan and Lease Losses. The provision for loan and lease losses totaled $7.0 million and $8.2 million for the years ended December 31, 2010 and 2009, respectively. Our provision for loan and lease losses is dependent on credit quality and determined based upon the inherent credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions. To establish the appropriate level of the allowance for loan and lease losses, we regularly review our historical charge-off migration analysis and an analysis of the current level and trend of several factors that we believe may indicate losses in the four primary segments of our loan and lease portfolio. These factors include delinquencies, volume, average size, average risk rating, technical defaults, unemployment rates, geographic concentrations, industry concentrations, loans and leases on internal monitoring reports, experience in the credit granting functions, changes in underwriting standards, and level of non-performing assets and related fair value of underlying collateral. While we made no significant changes to our loan and lease policies in 2010 or 2009, current economic conditions have caused us to add additional rigor to our underwriting and monitoring processes.
During the years ended December 31, 2010 and 2009, the factors influencing the provision for loan and lease losses were the following:

	For the year ended
	December 31,
	2010	2009

Changes in the provision for loan and lease losses associated with:
Establishment/modification of specific reserves on impaired loans, net	$3,323	$1,581
Subjective factor changes	213	1,118
Charge-offs in excess of specific reserves	3,499	4,951
Recoveries	(313)	(155)
Change in inherent risk of the loan and lease portfolio	322	730

Total provision for loan and lease losses	$7,044	$8,225

Refer to Allowance for Loan and Lease Losses for further information.
Non-Interest Income. Non-interest income, consisting primarily of fees earned for trust and investment services, service charges and fees on deposits and loans and income from bank-owned life insurance, increased by $293,000, or 4.5%, to $6.7 million for the year ended December 31, 2010, from $6.5 million for the year ended December 31, 2009.

Trust and investment services fee income increased by $428,000, or 22.5%, to $2.3 million for the year ended December 31, 2010 compared to $1.9 million for the year ended December 31, 2009. Trust and investment services fee income is driven by the amount of assets under management and administration which is influenced by the timing and volatility of the equity markets coupled with our ability to continue to add clients to our portfolio. At December 31, 2010, we had $399.4 million of trust assets under management compared to $323.3 million at December 31, 2009. Assets under administration were $127.5 million at December 31, 2010 compared to $124.2 million at December 31, 2009. Our sales pipeline continues to be strong and we expect to continue to increase our assets under management, but we also expect that assets under management and trust and investment services fee income will continue to be affected by market volatility for the foreseeable future.
Loan fees increased by approximately $131,000, or 11.8%, to $1.2 million for the year ended December 31, 2010 from $1.1 million for the year ended December 31, 2009. Loan fees represent non-deferrable fees earned on loan activity and the revenue generated through the collateral audit process we perform to ensure the integrity of the collateral associated with our asset-based loans. The increase in loan fees was primarily related to additional audit fee income recognized along with an increase of other asset based loan fees collected.
During the third quarter of 2009, we sold approximately $15.0 million of collateralized mortgage obligations of government-sponsored enterprises in an effort to modify the overall risk profile of our investment portfolio. A net gain of approximately $322,000 was recognized on the sale of these securities. Proceeds from the sale of these securities were used to purchase collateralized mortgage obligations of government agencies, or Government National Mortgage Association (“GNMA”) securities. GNMA securities are guaranteed by the U.S. federal government which reduces our overall exposure to other than temporary losses and they have favorable capital treatment under the regulatory guidelines. No securities were sold during the year ended December 31, 2010.
Non-Interest Expense. Non-interest expense increased by $3.9 million, or 15.8%, to $28.4 million for the year ended December 31, 2010 from $24.5 million for the comparable period of 2009, primarily due to an impairment of goodwill, increased FDIC insurance expense and compensation expense, partially offset by decreased collateral liquidation costs and losses on foreclosed properties.
During the year ended December 31, 2010, specifically during the second quarter of 2010, we recorded a goodwill impairment of $2.7 million. Our stock price has consistently traded below book value since December 2007. We evaluated the impact of the negative economic environment and its downward pressure on the reporting unit’s asset quality and financial performance, and considered the impact on the future cash flows of the reporting unit, in addition to reconciling the calculated values of all of its reporting units to our market capitalization. After considering the factors noted above, management concluded that the fair value of the reporting unit was less than the carrying value. Management completed the second step of the annual goodwill impairment test to measure the amount of the impairment and concluded that an impairment equivalent to the entire carrying value of the goodwill was warranted.
FDIC insurance expense was $3.1 million for the year ended December 31, 2010 compared to $2.2 million for the year ended December 31, 2009. The increase in FDIC insurance expense reflects an increase in the deposit insurance rate in general, an increase in TAGP premium rates, as well as an increase in the deposit assessment base on each of the respective quarter end reporting periods when compared to the same period of the prior year. We actively participated in the TAGP for all of 2009 and 2010. The Banks’ assessment rate depends on the risk category to which they are assigned which will influence the amount of FDIC insurance paid. Assessment rates for deposit insurance currently range from seven to 77.5 basis points of total deposits. The Banks are well-capitalized, however, the specific supervisory risk category to which the Banks are assigned by the FDIC is confidential and may not be disclosed. On December 30, 2009, the Banks prepaid their estimated regular insurance assessment for 2010, 2011 and 2012. The prepaid assessment was based upon the Banks’ assessment rate in effect on September 30, 2009 and may be exhausted earlier than 2012 based upon actual levels of deposits, related risk ratings and the impacts of the FDIC’s Final Assessments Rule that was issued on February 9, 2011. As of December 31, 2010, $2.5 million of the prepaid FDIC insurance payment is remaining. The pre-payment is reflected as a prepaid asset in other assets in our consolidated balance sheet and will be expensed over the coverage periods. With the issuance of the FDIC’s Final Assessments Rule on February 9, 2011, we do not expect FDIC insurance expense to continue at the increased levels in the future.

Compensation expense increased by $904,000, or 7.3%, to $13.3 million for the year ended December 31, 2010 from $12.4 million for the year ended December 31, 2009. The overall increase in compensation expense primarily relates to the level of the non-equity incentive compensation accrual recorded. To determine the level of non-equity incentive compensation to record, we compared our net income, excluding the impacts of the goodwill impairment, to our established plan criteria. Due to the improved net income under this calculation, we accrued for a higher level of performance-based compensation in 2010 as compared to 2009. The goodwill impairment is an accounting adjustment that does not affect cash flows, liquidity, regulatory capital, regulatory capital ratios, or the future operations of our Corporation.
Collateral liquidation costs associated with certain of our problem commercial loans for the year ended December 31, 2010 were $1.2 million, a decrease of 12.8%, from $1.3 million for the year ended December 31, 2009. These expenses represent costs incurred to mitigate our risk of loss on our impaired loans. Collateral liquidation costs include legal expenses, rent expenses, shipping costs, warranty expenses, property or real estate taxes incurred by our clients and other necessary expenses required to protect our security interests. As we continue to have an elevated amount of impaired loans, we are incurring costs to evaluate and implement individual exit strategies for the impaired loans. The amount of collateral liquidation costs are influenced by the timing and level of effort required for each individual loan. Our ability to recoup these costs from our clients is uncertain and therefore we have expensed them as incurred through our consolidated results of operations.
During the year ended December 31, 2010, we recognized a net loss on foreclosed properties of $206,000 compared to a loss of $691,000 for the year ended December 31, 2009. We continue to be successful in disposing of our foreclosed properties and have recognized net gains of approximately $120,000 on disposition of assets during 2010 compared to a net loss of $166,000 on disposition of assets during 2009. We continue, however, to see further declines in real estate values on our foreclosed properties. As a result, we recorded an impairment adjustment of $326,000 during the year ended December 31, 2010 compared to impairment of $525,000 during the year ended December 31, 2009.
Income Taxes. Income tax expense was $2.3 million for the year ended December 31, 2010 compared to $717,000, for the year ended December 31, 2009. During the year ended December 31, 2010, we recorded a goodwill impairment of $2.7 million. The goodwill impairment is treated as a permanent difference and is not deductible for income tax purposes. Therefore, the increase in tax expense is related to the increase in net income before the goodwill impairment.
Financial Condition
December 31, 2010
General. At December 31, 2010 our total assets were $1.107 billion, a decrease of $10.4 million, or 0.9%, from $1.117 billion at December 31, 2009. We experienced moderate growth in our loan and lease portfolio. Net loans and leases receivable increased by $21.1 million, or 2.5%, to $860.9 million as of December 31, 2010 from $839.8 million as of December 31, 2009. We also experienced growth in our investment portfolio. Securities available for sale increased by $31.1 million, or 25.4%, to $153.4 million at December 31, 2010 from $122.3 million at December 31, 2009. The growth in these asset classes is primarily offset by a reduction of our short-term investments. As of December 31, 2010, our short-term investments were $41.4 million, representing a decline of 60.3% from $104.2 million of short-term investments at December 31, 2009.
Short-term investments. Short-term investments decreased by $62.8 million, or 60.3%, to $41.4 million at December 31, 2010 from $104.2 million at December 31, 2009. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. We used short-term investments for a variety of purposes throughout 2010 including funding asset growth as well as not replacing FHLB advances that matured. We value the safety and soundness provided by the FRB, and in this difficult environment, we continue to view on-balance sheet liquidity as a critical element to maintaining appropriate levels of cash to meet our obligations. As of December 31, 2010, management believes our level of on-balance sheet liquidity was adequate to meet our short-term liquidity needs.

Securities. Securities available-for-sale increased by $31.1 million to $153.4 million at December 31, 2010 from $122.3 million at December 31, 2009, primarily due to purchases of collateralized mortgage obligations issued by government agencies, primarily GNMA, and increases in market valuation on the portfolio of securities we hold. Securities are classified as either available-for-sale, held-to-maturity or trading. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. We did not hold any securities designated as held-to-maturity or trading as of December 31, 2010 and 2009.
Our available-for-sale portfolio primarily consists of collateralized mortgage obligations and is used to provide an additional source of liquidity, while contributing to the earnings potential of the Banks’ assets. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. Mortgage-related securities, including collateralized mortgage obligations, are subject to risks based upon the future performance of underlying mortgage loans for these securities. The overall credit risk associated with these investments as it relates to our investment portfolio is minimal as we primarily purchase investments which are guaranteed by GNMA. We may also purchase securities insured by the Federal Home Loan Mortgage Corporation (FHLMC) or Federal National Mortgage Association (FNMA). In addition, we believe collateralized mortgage obligations represent attractive investments due to the wide variety of maturity and repayment characteristics that allow us to better match our liability structure. Of the total available-for-sale mortgage securities we held at December 31, 2010, $152.8 million, or 99.6% were issued by GNMA. None of the securities within our portfolio are collateralized by sub-prime mortgages. We do not hold any FHLMC or FNMA preferred stock. GNMA securities are guaranteed by the U.S. federal government and provide favorable capital treatment. There were no sales of securities during the year ended December 31, 2010. Throughout 2009, we sold approximately $15.0 million of FHLMC and FNMA securities. The sales of these securities resulted in a net gain on sale of securities available for sale of approximately $322,000.
Risks associated with our mortgage related securities portfolio are prepayment risk, extension risk and interest rate risk. Should general interest rates decline, the mortgage-related securities portfolio would be subject to prepayments caused by borrowers seeking lower financing rates. Conversely, an increase in general interest rates could cause the mortgage-related securities portfolio to be subject to a longer term to maturity caused by borrowers being less likely to prepay their loans. Such a rate increase could also cause the fair value of the mortgage related securities portfolio to decline. Given the current economic condition and increased rates of foreclosures, prepayment speeds become less predictable.
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
At December 31, 2010, $30.8 million of our mortgage-related securities were pledged to secure our various obligations or secure unused borrowing capacity with the FHLB.

The table below sets forth information regarding the amortized cost and fair values of our investments and mortgage-related securities at the dates indicated.

	As of December 31,
	2010		2009
	Amortized cost	Fair value	Amortized cost	Fair value
	(In Thousands)
Securities available-for-sale
Collateralized mortgage obligations — government agencies	$149,948	$152,776	$116,109	$118,509
Collateralized mortgage obligations — government sponsored enterprises	591	603	3,729	3,777

	$150,539	$153,379	$119,838	$122,286

The following table sets forth the contractual maturity and weighted average yield characteristics of the fair value of our debt securities at December 31, 2010, classified by remaining contractual maturity. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties.

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Total
	(Dollars In Thousands)
Available-for-sale
Collateralized mortgage obligations — government agencies	$—	—%	$626	5.14%	$1,553	3.21%	$150,597	3.34%	$152,776
Collateralized mortgage obligations — government sponsored enterprises	—	—	—	—	603	3.42	—	—	603

	$—		$626	5.14	$2,156	3.27	$150,597	3.34	$153,379

We currently do not hold any tax-exempt securities; therefore, all yields presented are based on a tax equivalent basis.
Derivative Activities. The Banks’ investment policies allow the Banks to participate in hedging strategies or use financial futures, options or forward commitments or interest rate swaps with prior Board approval. The Banks utilize, from time to time, derivative instruments in the course of their asset/liability management. As of December 31, 2010, the Banks did not hold any derivative instruments that were designated as cash flow or fair value hedges. The current derivative portfolio consisted primarily of interest rate swaps offered directly to qualified commercial borrowers which allowed the Banks to provide a fixed rate alternative to their clients while mitigating interest rate risk by keeping a variable rate loan in their portfolios. The Banks economically hedge client derivative transactions by entering into equal and offsetting interest rate swap contracts executed with dealer counterparties. The economic hedge with the dealer counterparties allows the Banks to primarily offset the fixed rate interest rate risk. Derivative transactions executed through this program are not designated as accounting hedge relationships and are marked-to market through earnings each period.
As of December 31, 2010, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $50.8 million. We receive fixed rates and pay floating rates based upon LIBOR on the swaps with commercial borrowers. These swaps mature between August 2013 and April 2019. At December 31, 2010, the fair value of the swaps with commercial borrowers was approximately $2.8 million and was included in accrued interest receivable and other assets. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon LIBOR. These interest rate swaps mature between August 2013 and April 2019. Dealer counterparty swaps were reported on our balance sheet as a net derivative liability of $2.8 million due to master netting and settlement contracts with dealer counterparties and is included in accrued interest payable and other liabilities as of December 31, 2010.

Loans and Leases Receivable. Total net loans and leases increased by $21.1 million, or 2.5% to $860.9 million at December 31, 2010 from $839.8 at December 31, 2009. Gross loans increased by approximately $23.5 million while the allowance for loan and lease losses increased by $2.1 million. We principally originate commercial and industrial loans and commercial real estate loans. The overall mix of our portfolio has remained consistent in 2010 when compared to 2009 with approximately 70% of our loan and lease portfolio concentrated in commercial real estate loans primarily in our owner occupied and non-owner occupied classes. Economic conditions and demand for new loans remained weak in the geographic markets we serve during the year ended December 31, 2010; however, we believe we are beginning to see signs of improvement in certain market segments. We are also seeing opportunities to increase our market share by successfully attracting top quality clients from our competitors. We continue to compete for fewer high quality loan opportunities with other lenders which has put pressure on our ability to grow our loan and lease portfolio at growth rates we experienced prior to 2009. We remain committed to our underwriting standards and continue to seek high quality assets to continue our growth plan.
We have a concentration in commercial real estate loans. Commercial real estate lending typically involves larger loan principal amounts than that for residential mortgage loans or consumer loans. Commercial real estate loans have historically been viewed as having more inherent risk of default implying a higher potential loss on an individual loan basis. The repayment of these loans generally is dependent on sufficient income from the properties securing the loans to cover operating expenses and debt service. Payments on loans secured by commercial real estate are often dependent upon the successful operation and management of the properties therefore repayment of these loans may be affected by factors outside the borrower’s control, including adverse conditions in the real estate market or the economy. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be impacted. The deterioration of one or more of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans results in a loss of earnings from these loans and could result in an increase in the provision for loan and lease loss and an increase in charge-offs, all of which could have a material adverse impact on our net income. Please refer to Item 1A — Risk Factors “Our loan portfolio has a concentration of commercial real estate.”

Loan Portfolio Composition. The following table presents information concerning the composition of the Banks’ consolidated loans and leases held for investment at the dates indicated.

	As of December 31,
	2010		2009		2008
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars In Thousands)

Commercial real estate loans:
Owner occupied	$152,560	17.38%	$170,477	19.95%	$158,107	18.54%
Non-owner occupied	307,307	35.00	271,329	31.75	231,987	27.20
Construction and land development	61,645	7.02	64,194	7.51	84,778	9.94
Multi-family	43,012	4.90	43,959	5.14	42,514	4.99
1-4 family	53,849	6.13	56,131	6.58	51,542	6.04

Total commercial real estate loans	618,373	70.43	606,090	70.93	568,928	66.71

Commercial and industrial	225,921	25.73	199,661	23.66	232,350	27.24

Direct financing leases, net	19,288	2.20	27,607	3.24	29,722	3.48

Consumer and other loans:
Home equity and second mortgage	5,091	0.58	7,879	0.92	7,386	0.87
Consumer and other	9,315	1.06	13,260	1.55	14,445	1.69

Total consumer and other loans	14,406	1.64	21,139	2.47	21,831	2.56

Gross loans and leases receivable	877,988	100.00%	854,497	100.00%	852,831	100.00%

Contras to loans and leases:
Allowance for loan and lease losses	(16,271)		(14,124)		(11,846)
Deferred loan fees	(782)		(566)		(439)

Loans and leases receivable, net	$860,935		$839,807		$840,546

The following table shows the scheduled contractual maturities of the Banks’ consolidated gross loans and leases held for investment, as well as the dollar amount of such loans and leases which are scheduled to mature after one year which have fixed or adjustable interest rates, as of December 31, 2010.

	Amounts Due				Interest terms on amounts due after one year
		After One
	In One Year	Year through	After Five
	or Less	Five Years	Years	Total	Fixed Rate	Variable Rate
	(In Thousands)
Commercial real estate
Owner-occupied	$40,746	$88,771	$23,043	$152,560	$80,837	$30,977
Non-owner occupied	72,511	176,385	58,411	307,307	168,541	66,255
Construction and land development	33,752	22,243	5,650	61,645	13,251	14,642
Multi-family	19,527	18,042	5,443	43,012	13,617	9,868
1-4 family	30,600	18,781	4,468	53,849	22,043	1,206
Commercial and industrial	115,694	101,189	9,038	225,921	51,125	59,102
Direct Financing Leases	2,031	16,429	828	19,288	17,257	—
Consumer and other	9,646	4,760	—	14,406	4,586	174

	$324,507	$446,600	$106,881	$877,988	$371,257	$182,224

Commercial Real Estate Loans. The Banks originate owner occupied and non-owner occupied commercial real estate loans which have fixed or adjustable rates and terms of generally up to five years and amortizations of up to twenty-five years on existing commercial real estate and new construction. The Banks also originate loans to construct commercial properties and complete land development projects. The Banks’ construction loans generally have terms of six to 24 months with fixed or adjustable interest rates and fees that are due at the time of origination. Loan proceeds are disbursed in increments as construction progresses and as project inspections warrant. Multi-family loans are primarily secured by apartment buildings and are primarily located in Dane and Waukesha counties. One to four family first mortgage loans are primarily secured by single family homes that are held for investment by our clients.
Commercial and Industrial Loans. The Banks’ commercial and industrial loan portfolio is comprised of loans for a variety of purposes which generally are secured by inventory, accounts receivable, equipment, machinery and other corporate assets and are advanced within limits prescribed by our loan policy. The majority of such loans are secured and typically backed by personal guarantees of the owners of the borrowing business.
Of the $225.9 million of commercial and industrial loans, including asset based loans, outstanding as of December 31, 2010; $90.8 million were originated by FBCC, our asset-based lending subsidiary. These asset-based loans are typically secured by accounts receivable, inventories or equipment. Asset-based borrowers are usually highly leveraged and/or have inconsistent historical earnings. Therefore, these loans generally have higher interest rates, non-origination fees collected in lieu of interest and are accompanied by close monitoring of assets. Asset-based loans secured by real estate amounted to $15.3 million as of December 31, 2010 and are included in the owner-occupied commercial real estate loan portfolio.
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

The following table sets forth information relating to delinquent loans and leases at the dates indicated.

	As of December 31,
	2010			2009			2008
			% of
			Gross			% of Gross		% of Gross
			Loans and			Loans and		Loans and
Days past due	Balance		Leases	Balance		Leases	Balance	Leases
	(Dollars in Thousands)

30 to 59 days	$1,712	(2)	0.19%	$9,162	(4)	1.07%	$2,512	0.29%
60 to 89 days	2,173	(3)	0.25	—		0.00	175	0.02
90 days and over (1)	13,064		1.49	3,938		0.46	4,316	0.51

	$16,949		1.93	$13,100		1.53%	$7,003	0.82%

(1)	Includes loans and leases contractually 90 days past due and which were placed on non-accrual status.

(2)	Approximately $1.0 million of the outstanding balance of this category was considered impaired as of December 31, 2010.

(3)	Approximately $1.7 million of the outstanding balance of this category was considered impaired as of December 31, 2010.

(4)	Approximately $3.9 million of the outstanding balance of this category was considered impaired as of December 31, 2009
Non-performing Assets and Impaired Loans and Leases. Credit underwriting through a committee process is a key component of the operating philosophy of our Corporation. Business development officers have relatively low individual lending authority limits, therefore requiring that a significant portion of our new credit extensions be approved through various committees depending on the type of loan or lease, amount of the credit, and the related complexities of each proposal. During the economic recession additional monitoring controls have been implemented to assist us in the early identification of problem loans. We believe the early detection of problems results in the most optimal situation for us to mitigate our risk of loss. Through proactive monitoring of the loan and lease portfolio, we are able to identify weakening of key performance indicators based upon our clients’ financial statements and declining market values of real estate used as collateral. These factors contribute to an increase in the number and amount of loans on management attention watch lists and consequently an increase in the number and amount of loans on non-accrual status. Non-accrual loans and leases are considered an indicator of potential future losses. We believe the diligence involved in our underwriting, credit approval and loan monitoring processes provides for strong controls to minimize the deterioration of the quality of the loan and lease portfolio; however, we face increasing credit risk as macro economic and political developments impact and may continue to impact the banking industry and the welfare of our clients.
Non-performing assets consisted of non-accrual loans and leases and foreclosed properties totaling $40.2 million, or 3.63%, of total assets as of December 31, 2010. This is an increase in non-performing assets of 36.1% from December 31, 2009. Non-performing assets were $29.5 million, or 2.64%, of total assets at December 31, 2009. The increase in non-performing assets was the result of continued identification of additional loans and leases for which the borrowers are having difficulties making the required principal and interest payments based upon factors including but not limited to the ability to sell land, inadequate cash flow from the operations of the underlying businesses, or final determinations by our clients to file bankruptcy. We have therefore classified these loans as impaired and have placed them in a non-accrual status and have ceased the accrual of interest on the identified loans or leases as of the effective date of the impairment identification. Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original note or lease terms; however, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. We calculate the amount of the impairment utilizing various methods appropriate to the loan or lease being evaluated, including the present value of expected future cash flows discounted at the loan’s or lease’s effective interest rate or an evaluation of the fair value, less costs to sell, of collateral for collateral dependent loans. A charge-off is recorded or a specific reserve is established for the amount of the measured impairment.
As part of underwriting process as well as our ongoing monitoring efforts, we try to ensure that we have adequate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our non-performing loans or leases either do not require specific reserves or require only a minimal amount of specific reserve as we believe the loans and leases are adequately collateralized as of the measurement period. This practice leads to a declining allowance for loan and lease loss to non-accrual loans and leases ratio. We then reserve for any shortfalls based upon our collateral evaluation. We expect current economic conditions to remain the same for the near term. As a result, we believe that we will continue to experience elevated levels of impaired loans and leases.

The composition of on nonperforming asset portfolio as of the specified dates was as follows:

	As of December 31,
	2010	2009	2008
	(Dollars In Thousands)
Non-accrual loans and leases
Commercial real estate:
Owner occupied	$6,283	$7,996	$—
Non-owner occupied	5,144	486	2,979
Construction and land development	9,275	3,317	5,279
Multi-family	4,186	1,760	—
1-4 family	4,237	3,015	2,082

Total commercial real estate	29,125	16,574	10,340
Commercial and industrial	6,436	7,086	5,412
Direct financing leases, net	—	1	24
Home equity and second mortgage	939	872	379
Consumer and other loans	1,906	3,292	130

Total non-accrual loans and leases	38,406	27,825	16,285
Foreclosed properties, net	1,750	1,671	3,011

Total non-performing assets	$40,156	$29,496	$19,296

Performing troubled debt restructurings	$718	$—	$—

Total non-accrual loans and leases to total loans and leases	4.37%	3.26%	1.91%
Total non-performing assets to total assets	3.63	2.64	1.91
Allowance for loan and lease losses to total loans and leases	1.85	1.65	1.39
Allowance for loan and lease losses to non-accrual loans and leases	42.37	50.76	72.74
Additional information about impaired loans as of and for the years ended December 31, 2010 and 2009 was as follows:

	As of December 31,
	2010	2009
	(In Thousands)
Impaired loans and leases with no impairment reserves	$19,749	$13,243
Impaired loans and leases with impairment reserves required	19,375	14,582

Total impaired loans and leases	39,124	27,825
Less:
Impairment reserve (included in allowance for loan and lease losses)	3,459	1,846

Net impaired loans and leases	$35,665	$25,979

Average impaired loans and leases	29,714	$20,395

	For the years ended December 31,
	2010	2009
	(In Thousands)
Interest income attributable to impaired loans and leases	$2,702	$1,758
Interest income recognized on impaired loans and leases	(102)	(149)

Net foregone interest income on impaired loans and leases	$2,600	$1,609

In addition to all non-accrual loans, impaired loans as of December 31, 2010 also included $718,000 of loans that are performing troubled debt restructurings, and thus not on non-accrual, but are classified as impaired, due to the concession in terms. Loans with no specific reserves required represent impaired loans where the collateral, based upon current information, is deemed to be sufficient or that have been partially charged-off to reflect our best estimate of fair value of the loan. When analyzing the adequacy of collateral, we obtain external appraisals. Our policy regarding appraisals require the utilization of appraisers from our approved list, the performance of independent internal reviews to monitor the quality of such appraisals and receipt of new appraisals for impaired loans at least annually. In addition, the ordering of appraisals and review of the appraisals are performed by individuals who are independent of the loan approval process. Based on the specific evaluation of the collateral of each impaired loan, we believe the reserve for impaired loans was adequate at December 31, 2010. However, we cannot provide assurance that the facts and circumstances surrounding each individual impaired loan will not change and that the specific reserve or current carrying value may be different in the future which may require additional charge-offs or specific reserves to be recorded.
Allowance for Loan and Lease Losses. In order to establish the level of the allowance for loan and lease losses, we regularly review and update the calculations within our existing allowance methodology by incorporating historical charge-off migration analysis and an analysis of the current level and trend of several factors that we believe may indicate losses in the various segments of the loan and lease portfolio. These factors include delinquencies, volume and average size loan relationships, average risk rating, technical defaults, geographic concentrations, loans and leases on management attention watch lists, unemployment rates in our market areas, experience in the credit granting functions, changes in underwriting standards and level of non-performing assets and related fair value of underlying collateral. The historical charge-off migration analysis utilizes the most recent five years of net charge-offs and traces the migration of the risk rating from origination through charge-off. The historical percentage of the amounts charged-off for each risk rating is averaged for the five-year period giving greater weight in the calculation to the recent years. We then apply these percentages to the current loan and lease portfolio.
Through the completion of our evaluation of the allowance for loan and lease losses and specific evaluation of impaired loans, we determined throughout the year we would not receive our entire contractual principal on several loans and as a result recorded the appropriate charge against the allowance for loan and lease loss reserve. Due to recent economic conditions, proceeds from the sales of property securing collateral dependent loans have not been sufficient to service the debt forcing certain borrowers into default status. Foreclosure actions have been initiated on certain of these commercial real estate and other mortgage loans. New appraisals and/or market evaluations were completed confirming declines in real estate values. Current market values were inadequate to support the entire amount of the outstanding debt. As a result, we have written down the value of these loans to their estimated fair value, less costs to sell through a charge to the allowance for loan and lease losses. As of December 31, 2010, the allowance for loan loss reflected the results of the most current information we have based upon the monitoring systems in place.
As a result of this review process, we have concluded that an appropriate allowance for loan and lease loss reserve for the existing loan and lease portfolio was $16.3 million, or 1.85% of gross loans and leases at December 31, 2010. Taking into consideration net charge-offs of $4.9 million, the required provision for loan and lease losses was $7.0 million for the year ended December 31, 2010. At December 31, 2009, the allowance for loan and lease losses was $14.1 million, or 1.65% of gross loans and leases, reflecting net charge-offs of $5.9 million and a provision for loan and lease losses of $8.2 million for the year ended December 31, 2009.
Given complexities with legal actions on certain of our large commercial real estate and commercial and industrial loans and the continued decline in economic conditions, we continue to evaluate the best information available to us to determine the amount of the loans that are uncollectable. We believe the loans were recorded at the appropriate values at December 31, 2010; however, further charge-offs could be recorded if changes in facts and circumstances in the future lead us to a different conclusion.
In 2010, the majority of the charge-offs resulted from declining collateral values. Many of the impaired loans are collateral dependent, meaning the source of repayment is primarily from the sale of the underlying collateral. It is part of our routine process to maintain current appraisals on all impaired loans. As collateral values declined over the course of the year, management determined with certainty that we would not recover the contractual principal. Therefore, we recorded charge-offs in amounts necessary to bring the carrying value of the impaired loans to what we deemed to be the best estimate of fair value based upon the third party evidence. In 2010, our charge-offs were concentrated primarily in two loan classes: construction and land development and multi-family. We recorded charge-offs of approximately $2.1 million in construction and land development which consists entirely of residential lot developments. Within this loan category $1.4 million was concentrated with a single relationship. Given the current economic environment, there have been minimal lots sales in these projects as well as limited opportunities to build homes within these developments. Due to oversupply in the market place coupled with less new home building activity, market values have significantly declined resulting in increased charge-off activity. In our multi-family loan portfolio, we recorded charge-offs of approximately $1.1 million, of which $824,000 was concentrated with one borrower. Rental rates on this rural multi-family project significantly declined which led to the inability of the borrower to adequately service the debt. Given the significant declines in rental rates coupled with other flaws relating to the project, the fair value of this loan utilizing a discounted cash flow model indicated a market value of the property below its current carrying value, resulting in a charge-off. As shown in the table below, we have experienced charge-offs in all of our major loan and lease classes. The remaining charge-offs, not previously discussed, are not concentrated with anyone borrower or industry. There continues to be a level of uncertainty regarding the remaining timeframe of when real estate values will reach their lowest point. As a result of this uncertainty, we continue to expect elevated levels of charge-offs within our commercial real estate portfolio.
Our most significant charge-off in 2009, approximately $1.4 million, related to one commercial borrower. Based upon a routine collateral audit conducted during the fourth quarter of 2008 and subsequent investigations completed throughout 2009, we identified a commercial loan borrower that reported inaccurate levels of allowable collateral and submitted supporting documentation that we believe was false. After completion of additional confirmation procedures, we determined that there was not sufficient collateral to repay the loan, and we recorded a partial charge-off in 2008. In 2009, we implemented a collection strategy for the loan through a planned, orderly liquidation of the remaining collateral assets. As a result of this liquidation and overall declines in market values of the equipment collateral, we recorded an additional charge-off of approximately $1.4 million during the year ended December 31, 2009. As of December 31, 2009, the total charge-off that we recorded related to this one borrower was $2.5 million. The remaining outstanding principal balance on this particular loan has been collected. Other losses in the commercial and industrial portfolio relate to clients that have filed bankruptcy or have otherwise closed their operations.
A summary of the activity in the allowance for loan and lease losses follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)

Allowance at beginning of period	$14,124	$11,846	$9,854

Charge-offs:
Commercial real estate	(4,023)	(3,647)	(1,160)
Commercial and industrial	(352)	(2,031)	(1,202)
Direct financing leases, net	—	(231)	—
Home equity loans and second mortgage	(142)	(157)	(33)
Consumer and other	(693)	(36)	(1)

Total charge-offs	(5,210)	(6,102)	(2,396)

Recoveries:
Commercial real estate	39	—	86
Commercial and industrial	265	147	3
Direct financing leases, net	8	—	—
Home equity loans and second mortgage	1	8	—

Total recoveries	313	155	89

Net charge-offs	(4,897)	(5,947)	(2,307)
Provision for loan and lease losses	7,044	8,225	4,299

Allowance at end of period	$16,271	$14,124	$11,846

Allowance to gross loans and leases	1.85%	1.65%	1.39%
To determine the level and composition of the allowance for loan and lease losses, we break out the portfolio by segments and risk ratings. We first evaluate loans and leases for potential impairment classification. Once a loan or lease is determined to be impaired we then analyze the impaired loans and leases on an individual basis to determine a specific reserve based upon the estimated value of the underlying collateral for collateral-dependent loans, or alternatively, the present value of expected cash flows. We apply historical trends of the previously identified factors to each category of loans that has not been specifically evaluated for the purpose of establishing the general portion of the allowance.

We review our methodology and periodically adjust allocation percentages of allowance by segment, as reflected in the following table, based upon historical results. Within the specific categories, certain loans or leases have been identified for specific reserve allocations as well as the whole category of that loan type or lease being reviewed for a general reserve based on the foregoing analysis of trends and overall balance growth within that category.
The table below shows our allocation of the allowance for loan and lease losses by loan portfolio segments at the dates indicated.

	As of December 31,
	2010		2009		2008
		Percent of		Percent of		Percent of
	Allowance	loans in	Allowance	loans in	Allowance	loans in
	for loan	each	for loan	each	for loan	each
	and lease	category to	and lease	category to	and lease	category to
	losses	total loans	losses	total loans	losses	total loans
	(Dollars In Thousands)
Loan segments:
Commercial real estate	$11,206	70.4%	$8,890	70.9%	$7,187	66.7%
Commercial and industrial	4,277	25.7	4,131	23.4	3,984	27.2
Consumer and other	543	1.7	746	2.5	345	2.6
Direct financing leases, net	245	2.2	357	3.2	330	3.5

Total	$16,271	100.0%	$14,124	100.00%	$11,846	100.00%

Although we believe the allowance for loan and lease losses was adequate based on the current level of loan delinquencies, non-performing assets, trends in charge-offs, economic conditions and other factors as of December 31, 2010, there can be no assurance that future adjustments to the allowance will not be necessary. We adhere to high underwriting standards in order to maintain strong asset quality and continue to pursue practical and legal methods of collection, repossession and disposal of any such troubled assets. As of December 31, 2010, there were no significant industry concentrations in the loan portfolio.
Foreclosed properties are recorded at the lower of cost or fair value. If, at the time of foreclosure, the fair value less cost to sell is lower than the carrying value of the loan, the difference, if any, is charged to the allowance for loan losses prior to transfer to foreclosed property. The fair value is based on appraisals, discounted cash flow analysis (the majority of which is based on current occupancy and lease rates) or verifiable offers to purchase. After foreclosure, valuation allowances or future write-downs to fair value less costs to sell are charged directly to non-interest expense. Foreclosed properties were $1.8 million, an increase of 4.7%, at December 31, 2010 from $1.7 million at December 31, 2009. The slight increase in foreclosed properties is primarily attributable to the addition of new properties to our portfolio as we proceeded with appropriate foreclosure actions to mitigate and protect our interests from further loss offset by successful efforts to sell existing inventory of foreclosed properties. Due to further deterioration of the market value of properties we own, we recorded impairment losses of $326,000 for the year ended December 31, 2010. Net gains on sales of existing foreclosed property inventory were $121,000 for the year ended December 31, 2010. We continue to evaluate possible exit strategies on our impaired loans of which foreclosure action may be probable and we expect that our level of foreclosed assets may increase in the future. Loans will be transferred to foreclosed properties when we claim legal title to the properties.
A summary of foreclosed properties activity for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
	(In Thousands)
Balance at the beginning of the period	$1,671	$3,011
Transfer of loans to foreclosed properties, at lower of cost or fair value	1,842	2,251
Impairment adjustments	(326)	(525)
Net book value of properties sold	(1,437)	(3,066)

Balance at the end of the period	$1,750	$1,671

Deposits. As of December 31, 2010, deposits increased by $3.9 million to $988.3 million from $984.4 million at December 31, 2009. Deposits are the primary source of the Banks’ funds for lending and other investment activities. A variety of accounts are designed to attract both short- and long-term deposits. These accounts include time, NOW, money market and demand deposits. Deposit terms offered by the Banks vary according to the minimum balance required, the time period the funds must remain on deposit, the rates and products offered by marketplace competition and the interest rates charged on other sources of funds, among other factors. In determining the characteristics of deposit accounts, consideration is given to the profitability of the Banks, matching terms of the deposits with loan and lease products and the attractiveness to clients. Attracting in-market deposits has been a renewed focus of the Banks’ business development officers. With two separately chartered financial institutions within our company, we have the ability to offer our clients additional FDIC insurance coverage by maintaining separate deposits with each Bank.
The Banks’ in-market deposits are obtained primarily from Dane, Waukesha and Outagamie Counties. Of our total deposits, approximately $489.2 million, or 49.5%, were considered in-market deposits at December 31, 2010. This compares to in-market deposits of $513.6 million, or 52.2%, at December 31, 2009. Our 2010 average in-market deposits were $486.6 million as compared to our 2009 average in-market deposits of $455.3 million. We focus our efforts on maintaining and building relationships which in turn increases our overall in-market presence. We continue to remain focused on increasing our in-market deposit base and reducing our overall dependency on brokered certificates of deposits; however, as changes in regulation occur, specifically as outlined in the Dodd-Frank Act, and other amendments by the FDIC, we cannot be assured that our clients will maintain their balances solely with our institution. Our competition and the banking industry as a whole will also face this challenge, and we are optimistic that new opportunities to develop relationships and attract new money will be prevalent.
At December 31, 2010, $499.1 million of the Banks’ time deposits were comprised of brokered deposits compared to $470.8 million at December 31, 2009. Brokered deposits are generally a lower cost source of funds when compared to the interest rates on deposits with similar terms that would need to be offered in the local markets to generate a sufficient level of funds. Brokered certificates of deposit represented 50.5% and 47.8% of total deposits at December 31, 2010 and 2009, respectively. The Banks’ liquidity policy limits the amount of brokered deposits to 75% of total deposits. The Banks were in compliance with the policy limits throughout 2010 and 2009.
The following table sets forth the amount and maturities of the Banks’ certificates of deposit, including brokered deposits, at December 31, 2010.

		Over three months	Over six months
	Three months	through	through	Over
Interest rate	and less	six months	twelve months	twelve months	Total
	(In Thousands)
0.00% to 1.99%	$17,108	$13,017	$40,861	$88,570	$159,556
2.00% to 2.99%	9,323	5,458	3,011	224,559	242,351
3.00% to 3.99%	19,933	641	1,638	32,978	55,190
4.00% to 4.99%	4,287	27,525	49,001	17,709	98,522
5.00% and greater	236	10,968	9,461	2,309	22,974

	$50,887	$57,609	$103,972	$366,125	$578,593

At December 31, 2010, time deposits included $39.2 million of certificates of deposit in denominations greater than or equal to $100,000. Of these certificates, $8.4 million are scheduled to mature in three months or less, $9.1 million in greater than three through six months, $15.4 million in greater than six through twelve months and $6.3 million in greater than twelve months.
Of the total time deposits outstanding as of December 31, 2010, $212.5 million are scheduled to mature in 2011, $134.2 million in 2012, $121.3 million in 2013, $48.3 million in 2014, $30.8 million in 2015, and $31.6 million thereafter.

Borrowings. We had borrowings of $51.8 million as of December 31, 2010, a decrease of $16.0 million, or 23.6%, from $67.8 million at December 31, 2009. The decrease is primarily driven by repayment of outstanding FHLB advances at their contractual maturity.
The following table sets forth the outstanding balances, weighted average balances and weighted average interest rates for our borrowings (short-term and long-term) as indicated.

	As of December 31,
	2010			2009
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate
	(Dollars In Thousands)
Federal funds purchased	$—	$—	—%	$—	$1,700	0.61%
FHLB advances	2,494	13,414	4.78	18,505	18,873	4.66
Junior subordinated notes	10,315	10,315	10.78	10,315	10,315	10.78
Line of credit	10	10	4.06	10	38	4.41
Subordinated notes payable	39,000	39,000	5.55	39,000	39,000	4.92

	$51,819	$62,739	6.26	$67,830	$69,926	5.61

Short-term borrowings	$2,010			$16,010
Long-term borrowings	49,809			51,820

	$51,819			$67,830

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
The Corporation has a $45.5 million FHLB line of credit available for advances and open line borrowings which are collateralized by mortgage-related securities, unencumbered first mortgage loans and secured small business loans as noted below. At December 31, 2010, $43.0 million of this line was unused and available. There was no outstanding balance on the Corporation’s open line at December 31, 2010 and 2009. Term FHLB advances totaled $2.5 million and $18.5 million at December 31, 2010 and 2009, respectively. These advances bear fixed interest rates which range from 4.98% to 6.06% at December 31, 2010 and 4.50% to 6.06% at December 31, 2009, and are subject to a prepayment fee if they are repaid prior to maturity. None of the Corporation’s FHLB advances are putable.
The Banks may also enter into repurchase agreements with selected clients. Repurchase agreements are accounted for as borrowings by the Banks and are secured by mortgage-related securities. At December 31, 2010, there were no outstanding repurchase agreements with clients.
As of December 31, 2010, the Corporation had a secured short-term line of credit of $10.5 million to fund short-term cash flow needs. As of December 31, 2010, we had $10,000 outstanding on this line. The interest rate is based on the one month London Interbank Offer Rate (LIBOR) plus a spread of 2.75% with an interest rate floor of 4.00% and has certain performance debt covenants. As of December 31, 2010, we were in compliance with the performance debt covenants. The credit line matured on March 12, 2011 and was subsequently renewed for one additional year with pricing terms of LIBOR plus 2.75% with an interest rate floor of 4.00%. Beginning in March 2010, the Corporation pays an unused commitment fee on its secured line of credit. For the year ended December 31, 2010, total interest expense incurred due to this fee was $11,000. The Corporation also has subordinated notes payable with an interest rate based on LIBOR plus 4.75% with a portion of the subordinated notes containing an interest rate floor of 6.0%. The subordinated notes payable mature in June 2015 through April 2016. See Note 10 to the Consolidated Financial Statements for more information on borrowings.

In September 2008, FBFS Statutory Trust II (Trust II), a Delaware business trust wholly owned by the Corporation, completed the sale of $10.0 million of 10.5% fixed rate trust preferred securities (Preferred Securities). Trust II also issued common securities in the amount of $315,000 to the Corporation. Trust II used the proceeds from the offering to purchase $10.3 million of 10.5% Junior Subordinated Notes (the Notes) of the Corporation, all of which were outstanding at December 31, 2010. The Preferred Securities are mandatorily redeemable upon the maturity of the Notes on September 26, 2038. The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. We used the proceeds from the sale of the Notes for general corporate purposes including providing additional capital to our subsidiaries.
We have the right to redeem the Notes at any time on or after September 26, 2013. We also have the right to redeem the Notes, in whole but not in part, after the occurrence of a special event. Special events are limited to (1) a change in capital treatment resulting in the inability for us to include the Notes in Tier 1 Capital, (2) a change in laws or regulations that could require Trust II to register as an investment company under The Investment Company Act of 1940, as amended and (3) a change in laws or regulations that would (a) require Trust II to pay income tax with respect to interest received on the Notes, (b) prohibit us from deducting the interest payable by the Corporation on the Notes or (c) result in greater than a de minimis amount of taxes for Trust II. Trust II was not consolidated into the financial statements. Therefore, we present in our consolidated financial statements the junior subordinated notes as a liability and our investment in Trust II as a component of other assets.
The following table sets forth maximum amounts outstanding at each month-end for specific types of borrowings for the periods indicated.

	Year Ended December 31,
	2010	2009
	(In Thousands)
Maximum month-end balance:
FHLB advances	$18,504	$18,515
Federal funds purchased	—	14,650
Stockholders’ Equity. As of December 31, 2010, stockholders’ equity was $55.3 million or 5.0% of total assets. Stockholders’ equity increased by $942,000 during the year ended December 31, 2010 primarily as a result of comprehensive income of $1.2 million, which includes net income of $941,000 plus an increase in accumulated other comprehensive income of $248,000. Restricted stock issued with respect to share-based compensation programs increased equity by $523,000. These increases were partially offset by treasury stock purchases of $55,000 and cash dividends declared of $715,000. As of December 31, 2009, stockholders’ equity totaled $54.4 million or 4.9% of total assets.
Non-bank Consolidated Subsidiaries
First Madison Investment Corporation. FMIC is a wholly-owned operating subsidiary of FBB that was incorporated in the State of Nevada in 1993. FMIC was organized for the purpose of managing a portion of the Bank’s investment portfolio. FMIC invests in marketable securities and also invests in commercial real estate, multi-family, commercial and some 1-4 family loans in the form of loan participations from FBB with FBB retaining servicing and charging a servicing fee of 0.25%. As an operating subsidiary, FMIC’s results of operations are consolidated with FBB’s for financial and regulatory purposes. FBB’s investment in FMIC was $204.9 million at December 31, 2010. FMIC had net income of $5.1 million for the year ended December 31, 2010. This compares to a total investment of $199.6 million at December 31, 2009 and net income of $5.9 million for the year ended December 31, 2009.
First Business Capital Corp. FBCC is a wholly-owned subsidiary of FBB formed in 1995 and headquartered in Madison, Wisconsin. FBCC is an asset-based lending company established to meet the financing needs of companies that are generally unable to obtain traditional bank financing. FBCC underwrites its loans with additional emphasis placed on collateral coverage as the companies it finances are growing rapidly, highly leveraged, or undergoing a turn-around period. FBB’s investment in FBCC at December 31, 2010 was $16.5 million and net income for the year ended December 31, 2010 was $3.2 million. This compares to a total investment of $13.2 million and net income of $1.4 million, respectively, at and for the year ended December 31, 2009.

FMCC Nevada Corp. FMCCNC is a wholly-owned subsidiary of FBCC incorporated in the state of Nevada in 2000. FMCCNC invests in asset-based loans in the form of loan participations from FBCC with FBCC retaining servicing. FBCC’s total investment in FMCCNC at December 31, 2010 was $24.2 million. FMCCNC had net income of $813,000 for the year ended December 31 2010. This compares to a total investment of $23.4 million and net income of $802,000, respectively, at and for the year ended December 31, 2009.
First Business Equipment Finance, LLC. FBEF, headquartered in Madison, Wisconsin, was formed in 1998 for the purpose of originating leases and extending credit in the form of loans to small and medium-sized companies nationwide and is a wholly-owned subsidiary of FBB. FBB’s total investment in FBEF at December 31, 2010 was $5.8 million and FBEF had net income of $659,000 for the year ended December 31, 2010. This compares to a total investment of $5.1 million and net loss of $25,000, respectively, at and for the year ended December 31, 2009.
FBB Real Estate, LLC. FBBRE is a wholly-owned subsidiary of FBB and was formed in 2009 for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings. FBB’s total investment in FBBRE at December 31, 2010 was $1.3 million and FBBRE had a net loss of $19,000 for the year ended December 31, 2010. This compares to a total investment of $1.4 million and a net loss of $8,000, respectively, at and for the year ended December 31, 2009.
FBB-Milwaukee Real Estate LLC. FBBMRE is a wholly-owned subsidiary of FBB — Milwaukee and was formed in 2009 for the purpose of holding and liquidating real estate and other assets acquired through foreclosure or other legal proceedings. FBB-Milwaukee’s total investment in FBBMRE was $1.4 million at December 31, 2010 and FBBMRE had a net loss of $212,000 for the year ended December 31, 2010. This compares to a total investment of $268,000 and net income of $8,000, respectively, at and for the year ended December 31, 2009.
Liquidity and Capital Resources
During the years ended December 31, 2010 and 2009, the Banks did not make dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. We believe that the Corporation will not be adversely affected by these dividend limitations. The Corporation expects to meet its liquidity needs through existing cash flow sources, its third party line of credit, dividends received from the Banks or a combination thereof. The Corporation’s principal liquidity requirements at December 31, 2010 are the repayment of the outstanding balance on its senior line of credit, interest payments due on subordinated notes and interest payments due on its junior subordinated notes. The Corporation and its subsidiaries continue to have a strong capital base and the Corporation’s regulatory capital ratios continue to be above the defined minimum regulatory ratios.

The Corporation and the Banks’ actual capital amounts and ratios are presented in the table below and reflect the Banks’ meeting the well-capitalized levels under the prompt corrective action requirements.

					Minimum Required to be
					Well Capitalized Under
			Minimum Required for		Prompt Corrective Action
	Actual		Capital Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2010

Total capital (to risk-weighted assets) Consolidated	$107,263	11.23%	$76,438	8.00%	N/A	N/A
First Business Bank	100,203	11.72	68,390	8.00	$85,488	10.00%
First Business Bank — Milwaukee	14,496	14.62	7,930	8.00	9,913	10.00

Tier 1 capital (to risk-weighted assets) Consolidated	$63,511	6.65%	$38,219	4.00%	N/A	N/A
First Business Bank	89,478	10.47	34,195	4.00	$51,293	6.00%
First Business Bank — Milwaukee	13,243	13.36	3,965	4.00	5,948	6.00

Tier 1 capital (to average assets) Consolidated	$63,511	5.68%	$44,732	4.00%	N/A	N/A
First Business Bank	89,478	9.34	38,335	4.00	$47,918	5.00%
First Business Bank — Milwaukee	13,243	8.30	6,381	4.00	7,976	5.00

					Minimum Required to be
					Well Capitalized Under
			Minimum Required for		Prompt Corrective Action
	Actual		Capital Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2009

Total capital (to risk-weighted assets) Consolidated	$101,571	11.16%	$72,797	8.00%	N/A	N/A
First Business Bank	94,251	11.62	64,906	8.00	$81,132	10.00%
First Business Bank — Milwaukee	14,246	14.69	7,757	8.00	9,696	10.00

Tier 1 capital (to risk-weighted assets) Consolidated	$60,109	6.61%	$36,386	4.00%	N/A	N/A
First Business Bank	84,082	10.36	32,453	4.00	$48,679	6.00%
First Business Bank — Milwaukee	13,027	13.44	3,878	4.00	5,818	6.00

Tier 1 capital (to average assets) Consolidated	$60,109	5.53%	$43,485	4.00%	N/A	N/A
First Business Bank	84,082	9.08	37,042	4.00	$46,302	5.00%
First Business Bank — Milwaukee	13,027	8.13	6,406	4.00	8,007	5.00

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
At December 31, 2010 and 2009, the Banks had $40.8 million and $104.1 million on deposit with the Federal Reserve Bank, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance sheet liquidity in our interest bearing account with the Federal Reserve Bank. We value the safety and soundness provided by the Federal Reserve Bank, and in this difficult economic environment, we view on-balance sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on balance sheet liquidity as the total of our short-term investments and our unpledged securities available for sale. As of December 31, 2010 and 2009, our immediate on balance sheet liquidity was $164.0 million and $170.6 million, respectively. While we have experienced an overall decline in our short-term investments, our on balance sheet liquidity position remained relatively consistent year over year as our excess funds were invested in our securities available for sale portfolio.
We had $499.1 million of outstanding brokered deposits at December 31, 2010, compared to $470.8 million of brokered deposits as of December 31, 2009. We are committed to our continued efforts to raise in-market deposits and reduce our overall dependence on brokered certificates of deposit. However, brokered deposits are an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than single service deposits when required to raise a similar level of deposits within a short time period. Access to such deposits allows us the flexibility to decline pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with brokered deposits are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will likely continue to use brokered deposits to compensate for shortfalls in deposit gathering in maturity periods, typically three to five years, needed to effectively match the interest rate sensitivity measured through our defined asset/liability management process. In order to provide for ongoing liquidity and funding, all of our brokered deposits are certificates of deposit that do not allow for withdrawal at the option of the depositor before the stated maturity.
The Banks have been able to access the brokered certificate of deposit market as needed at rates and terms comparable to market standards. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure so that at least one year of maturities could be funded through borrowings with the FHLB or Federal Reserve Discount Window utilizing currently unencumbered securities as collateral. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments, security maturities and have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill any such liquidity need.
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
As previously discussed, the FHLB has entered into a consensual cease and desist order with its regulator. Under the terms of the order, capital stock repurchases and redemptions of FHLB Stock held by the Banks are prohibited unless the FHLB has received approval of the Director of the Office of Supervision of the Finance Board. The order also provides that dividend declarations are subject to prior written approval of its regulator. The Banks currently hold, at cost, $2.4 million of FHLB stock, all of which we believe we will ultimately be able to recover. Based upon correspondence we received from the FHLB, we do not expect that this cease and desist order will impact the short- and long-term funding options provided by the FHLB.

Off-balance Sheet Arrangements
As of December 31, 2010, the Banks had outstanding commitments to originate $230.6 million of loans and commitments to extend funds to or on behalf of clients pursuant to standby letters of credit of $6.8 million. As of December 31, 2010, the Banks had $138.7 million of commitments to extend funds which extend beyond one year. We do not expect any losses as a result of these funding commitments. We have evaluated outstanding commitments associated with loans that were identified as impaired loans and concluded that there are no additional losses associated with these unfunded commitments. We believe that additional commitments will not be granted or additional collateral will be provided to support any additional funds advanced. The Banks also utilize interest rate swaps for the purposes of interest rate risk management. Such instruments are discussed in Note 17 to the Consolidated Financial Statements.
Additionally the Corporation has committed to provide an additional $1.2 million to Aldine Capital Fund, LP, which is a private equity mezzanine funding limited partnership in which we have invested and which began its operations in October 2006. We believe adequate capital and liquidity are available from various sources to fund projected commitments.
Contractual Obligations
The following table summarizes our contractual cash obligations at December 31, 2010:

	Payments Due by Period
		Less than 1			More than 5
	Total	Year	1-3 Years	4-5 Years	Years
	(In Thousands)
Operating lease obligations	$10,165	$704	$1,295	$1,329	$6,837
Time deposits	578,593	212,468	255,473	79,087	31,565
Line of credit	10	10	—	—	—
Junior subordinated notes	10,315	—	—	—	10,315
Subordinated debt	39,000	—	—	8,000	31,000
FHLB advances	2,494	2,012	482	—	—

Total contractual obligations	$640,577	$215,194	$257,250	$88,416	$79,717

Recent Developments and Other Income Tax Matters
Like many financial institutions located in Wisconsin, FBB established a Nevada subsidiary for the purpose of investing and managing the Bank’s investment portfolio and purchasing a portion of FBB’s loans. FBCC established a Nevada subsidiary for the purpose of purchasing FBCC’s loans. The Nevada investment subsidiaries now hold and manage these assets. The investment subsidiaries have not filed returns with, or paid income or franchise taxes to, the State of Wisconsin. The Wisconsin Department of Revenue (the Department) implemented a program to audit those Wisconsin financial institutions which formed investment subsidiaries located outside of Wisconsin, and the Department has generally indicated that it intends to assess income or franchise taxes on the income of the out-of-state investment subsidiaries of Wisconsin financial institutions. The Department has issued an assessment to FBB and FBCC.
Prior to the formation of the investment subsidiaries, we obtained private letter rulings from the Department regarding the non-taxability of income generated by the investment subsidiaries in the State of Wisconsin. We believe we complied with Wisconsin law and the private rulings received from the Department. We intend to defend our position through the normal administrative appeals process in place at the Department and through other judicial channels. Although we will oppose the assessment, there can be no assurance that the Department will not be successful in whole or in part in its efforts to tax the income of our Nevada investment subsidiaries. We recorded, as a component of current state income tax expense, an estimated liability including interest which is the most likely amount within a range of probable settlement amounts relating to the taxation of income generated by the Nevada subsidiaries prior to January 1, 2009 due to our adoption of combined reporting as enacted by the State of Wisconsin on February 19, 2009 and our conclusion that our Nevada subsidiaries will be considered members of the Corporation’s unitary group. In 2009 and 2010, we continued to accrue interest related to the uncertain tax position surrounding this issue. We do not expect the resolution of this matter to materially affect our consolidated results of operations and financial position beyond the amounts accrued.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the financial position or results of operations for FBFS. Actual results could differ from those estimates. Please refer to Note 1 to the Consolidated Financial Statements for a discussion of the most significant accounting policies followed by FBFS. Discussed below are certain policies that are critical to FBFS. We view critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates, and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements.
Allowance for Loan and Lease Losses. The allowance for loan and lease losses represents our recognition of the risks of extending credit and our evaluation of the quality of the loan and lease portfolio and as such, requires the use of judgment as well as other systematic objective and quantitative methods. The risks of extending credit and the accuracy of our evaluation of the quality of the loan and lease portfolio are neither static nor mutually exclusive and could result in a material impact on our consolidated financial statements. We could over-estimate the quality of the loan and lease portfolio resulting in a lower allowance for loan and lease losses than necessary, overstating net income and equity. Conversely, we could under-estimate the quality of the loan and lease portfolio, resulting in a higher allowance for loan and lease losses than necessary, understating net income and equity. The allowance for loan and lease losses is a valuation allowance for probable credit losses, increased by the provision for loan and lease losses and decreased by charge-offs, net of recoveries. We estimate the allowance reserve balance required and the related provision for loan and lease losses based on monthly evaluations of the loan and lease portfolio, with particular attention paid to loans and leases that have been specifically identified as needing additional management analysis because of the potential for further problems. During these evaluations, consideration is also given to such factors as the level and composition of impaired and other non-performing loans and leases, historical loss experience, results of examinations by regulatory agencies, independent loan and lease reviews, the fair value of collateral, the strength and availability of guarantees, concentration of credits and other factors. Allocations of the allowance may be made for specific loans or leases, but the entire allowance is available for any loan or lease that, in our judgment, should be charged off. Loan and lease losses are charged against the allowance when we believe that the uncollectability of a loan or lease balance is confirmed. See Note 1 to the Consolidated Financial Statements for further discussion of the allowance for loan and lease losses.
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

FBFS and its subsidiaries have state net operating loss (“NOL”) carryforwards as of December 31, 2010 of approximately $38.8 million, which expire in years 2011 through 2025. The majority of the state NOL carryforwards are attributable to the State of Wisconsin. We have established a valuation allowance against approximately $24.1 million for the NOL carryforwards. See Note 16 to the Consolidated Financial Statements for further discussion of income taxes. The federal and state taxing authorities who make assessments based on their determination of tax laws may periodically review our interpretation of federal and state income tax laws. Tax liabilities could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities based on the completion of taxing authority examinations.
Goodwill and Other Intangible Assets. Goodwill was recorded as a result of the acquisition of the 49% interest in the Business Banc Group Ltd. on June 1, 2004, the purchase price of which exceeded the fair value of the net assets acquired. Goodwill is reviewed at least annually, as of June 30, for impairment. This review requires judgment. If goodwill is determined to be impaired, a reduction in value is expensed in the period in which it became impaired. Our goodwill impairment evaluation is based upon discounted cash flows of the subsidiary reporting unit with further evaluation of the consolidated entity market capitalization. A series of assumptions, including the discount rate applied to the estimated future cash flows, are embedded within the evaluation. These assumptions and estimates are subject to uncertainties. In June 2010, management determined, through its impairment evaluation process, that the outstanding goodwill was impaired in its entirety.

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
The following table illustrates the potential impact of changes in market rates on our net interest income for the next twelve months, as of December 31, 2010. Given the current low interest rate environment, we do not expect that interest rates will fall by greater than 50 basis points from December 31, 2010 levels.

	Change in interest rates in basis points
	-50	0	+50	+100	+200	+300

Impact on net interest income	(0.18)%	—	(1.69)%	(2.43)%	(1.73)%	3.27%
The second measurement technique used is static gap analysis. Gap analysis involves measurement of the difference in asset and liability repricing on a cumulative basis within a specified time frame. In general, a positive gap indicates that more interest-earning assets than interest-bearing liabilities reprice/mature in a time frame and a negative gap indicates the opposite. As shown in the cumulative gap position in the table presented below, at December 31, 2010, interest earning assets have the general characteristics that will allow them to reprice faster than interest-bearing liabilities in the short-term. In addition to the gap position, other determinants of net interest income are the shape of the yield curve, general rate levels and the corresponding effect of contractual interest rate floors, reinvestment spreads, balance sheet growth and mix, and interest rate spreads. During the last couple of years many of our variable rate loans and certain of our variable rate borrowings have been priced at a rate equivalent to a fixed spread above a market rate index combined with an interest rate floor. These interest rate floors restrict the rate from repricing in tandem with the market rates. Therefore, as market rates have declined the rates on these assets and liabilities remained at their respective interest rate floors. As rates increase, these same interest rate floors will restrict the subject assets and liabilities from experiencing rate increases until the interest rate floor is exceeded.

We manage the structure of interest earning assets and interest bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. Brokered certificates of deposit are a significant source of funds. We use a variety of maturities to augment our management of interest rate exposure.
The following table illustrates our static gap position.

	Estimated Maturity or Repricing at December 31, 2010
	Within 3
	months	3-12 months	1-5 years	After 5 years	Total
	(Dollars In Thousands)
Assets:
Short-term investments	$41,369	$—	$—	$—	$41,369
Investment securities	5,880	27,180	79,270	41,049	153,379
Commercial loans	75,445	21,588	38,057	1,622	136,712
Real estate loans	233,175	63,227	217,949	64,766	579,117
Asset-based loans	102,969	—	—	—	102,969
Lease receivables	1,073	5,667	10,457	2,091	19,288
Consumer loans	1,096	168	86	38	1,388

Total earning assets	$461,007	$117,830	$345,819	$109,566	$1,034,222

Liabilities
Interest-bearing checking	$44,428	$—	$—	$—	$44,428
Money market accounts	276,748	—	—	—	276,748
Time deposits under $100,000	29,296	150,252	328,255	31,565	539,368
Time deposits $100,000 and over	4,343	28,466	6,416	—	39,225
FHLB advances	2,000	—	494	—	2,494
Short-term borrowings	10	—	—	—	10
Long-term debt	39,000	—	—	10,315	49,315

Total interest-bearing liabilities	$395,825	$178,718	$335,165	$41,880	$951,588

Interest rate gap	$65,182	$(60,888)	$10,654	$67,686	$82,634

Cumulative interest rate gap	$65,182	$4,294	$14,948	$82,634

Cumulative interest rate gap to total earning assets	6.30%	0.42%	1.45%	7.99%

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF FIRST BUSINESS FINANCIAL SERVICES
The following financial statements are included in this Annual Report on Form 10-K:

First Business Financial Services, Inc.
Consolidated Balance Sheets

	December 31,
	2010	2009
	(In Thousands, Except Share Data)

Assets
Cash and due from banks	$9,450	$8,566
Short-term investments	41,369	104,171

Cash and cash equivalents	50,819	112,737
Securities available-for-sale, at fair value	153,379	122,286
Loans and leases receivable, net of allowance for loan and lease losses of $16,271 and $14,124, respectively	860,935	839,807
Leasehold improvements and equipment, net	974	1,189
Foreclosed properties, net	1,750	1,671
Cash surrender value of bank-owned life insurance	16,950	16,254
Investment in Federal Home Loan Bank stock, at cost	2,367	2,367
Goodwill and other intangibles	32	2,740
Accrued interest receivable and other assets	19,851	18,385

Total assets	$1,107,057	$1,117,436

Liabilities and Stockholders’ Equity
Deposits	$988,298	$984,374
Federal Home Loan Bank and other borrowings	41,504	57,515
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	11,605	10,839

Total liabilities	1,051,722	1,063,043

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized at December 31, 2010 and 2009, respectively, 2,680,360 and 2,616,010 shares issued, 2,597,820 and 2,539,306 outstanding in 2010 and 2009, respectively	27	26
Additional paid-in capital	25,253	24,731
Retained earnings	29,808	29,582
Accumulated other comprehensive income	1,792	1,544
Treasury stock (82,540 and 76,704 shares in 2010 and 2009, respectively), at cost	(1,545)	(1,490)

Total stockholders’ equity	55,335	54,393

Total liabilities and stockholders’ equity	$1,107,057	$1,117,436

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income

	For the Years Ended December 31,
	2010	2009
	(In Thousands, Except Share Data)
Interest income:
Loans and leases	$51,992	$51,468
Securities income, taxable	4,513	4,803
Short-term investments	121	85

Total interest income	56,626	56,356

Interest expense:
Deposits	20,747	24,398
Notes payable and other borrowings	2,816	2,812
Junior subordinated notes	1,112	1,112

Total interest expense	24,675	28,322

Net interest income	31,951	28,034
Provision for loan and lease losses	7,044	8,225

Net interest income after provision for loan and lease losses	24,907	19,809

Non-interest income:
Trust and investment services fee income	2,334	1,906
Service charges on deposits	1,672	1,538
Loan fees	1,238	1,107
Increase in cash surrender value of bank-owned life insurance	663	697
Credit, merchant and debit card fees	219	197
Gain on sale of securities available for sale	—	322
Other	617	683

Total non-interest income	6,743	6,450

Non-interest expense:
Compensation	13,286	12,382
Occupancy	1,465	1,486
Professional fees	1,461	1,653
Data processing	1,188	1,128
Marketing	749	634
Equipment	506	573
FDIC insurance	3,130	2,165
Collateral liquidation costs	1,167	1,339
Loss on foreclosed properties	206	691
Goodwill impairment	2,689	—
Other	2,513	2,450

Total non-interest expense	28,360	24,501

Income before income tax expense	3,290	1,758
Income tax expense	2,349	717

Net income	$941	$1,041

Earnings per share:
Basic	$0.37	$0.41
Diluted	0.37	0.41
Dividends declared per share	0.28	0.28
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	income	stock	Total
	(In Thousands, Except Share Data)

Balance at December 31, 2008	$26	$24,088	$29,252	$1,065	$(1,425)	$53,006
Comprehensive income:
Net income	—	—	1,041	—	—	1,041
Unrealized securities gains arising during the period	—	—	—	1,142	—	1,142
Unrealized derivative losses arising during the period	—	—	—	(1)	—	(1)
Reclassification adjustment for realized gains on securities available for sale	—	—	—	(322)	—	(322)
Reclassification adjustment for realized losses on derivatives	—	—	—	3	—	3
Income tax effect	—	—	—	(343)	—	(343)

Comprehensive income						1,520
Share-based compensation — restricted shares	—	643	—	—	—	643
Cash dividends ($0.28 per share)	—	—	(711)	—	—	(711)
Treasury stock purchased (5,826 shares)	—	—	—	—	(65)	(65)

Balance at December 31, 2009	$26	$24,731	$29,582	$1,544	$(1,490)	$54,393

Comprehensive income:
Net income	—	—	941	—	—	941
Unrealized securities gains arising during the period	—	—	—	392	—	392
Income tax effect	—	—	—	(144)	—	(144)

Comprehensive income						1,189
Share-based compensation — restricted shares	1	522	—	—	—	523
Cash dividends ($0.28 per share)	—	—	(715)	—	—	(715)
Treasury stock purchased (5,836 shares)	—	—	—	—	(55)	(55)

Balance at December 31, 2010	$27	$25,253	$29,808	$1,792	$(1,545)	$55,335

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2010	2009
	(In Thousands)
Operating activities
Net income	$941	$1,041
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(2,421)	(570)
Provision for loan and lease losses	7,044	8,225
Depreciation, amortization and accretion, net	1,593	847
Share-based compensation	523	643
Increase in cash surrender value of bank-owned life insurance	(663)	(697)
Origination of loans held for sale	(657)	(3,164)
Sale of loans held for sale	659	3,173
Gain on sale of loans held for sale	(2)	(9)
Loss on foreclosed properties	206	691
Gain on sale of securities available for sale	—	(322)
Goodwill impairment	2,689	—
Decrease (Increase) in accrued interest receivable and other assets	1,140	(5,667)
(Decrease) Increase in accrued interest payable and other liabilities	762	(3,224)

Net cash provided by operating activities	11,814	967

Investing activities
Proceeds from maturities of available-for-sale securities	42,416	32,720
Proceeds from sale of available for sale securities	—	15,004
Purchases of available-for-sale securities	(74,259)	(60,024)
Net increase in loans and leases	(30,013)	(9,736)
Proceeds from sale of foreclosed properties	1,557	2,900
Investment in limited partnerships	(450)	(300)
Distributions from limited partnerships	34	30
Purchases of leasehold improvements and equipment, net	(131)	(188)
Premium payments of bank-owned life insurance	(33)	(33)

Net cash used in investing activities	(60,879)	(19,627)

Financing activities
Net increase in deposits	3,924	145,500
Net decrease in FHLB line of credit	—	(15,000)
Repayment of FHLB advances	(16,011)	(11)
Net decrease in short-term borrowed funds	—	(22,000)
Repayment of subordinated notes payable	—	(31,000)
Proceeds from subordinated notes payable	—	31,000
Cash dividends paid	(711)	(711)
Purchase of treasury stock	(55)	(65)

Net cash (used in) provided by financing activities	(12,853)	107,713

Net (decrease) increase in cash and cash equivalents	(61,918)	89,053
Cash and cash equivalents at the beginning of the period	112,737	23,684

Cash and cash equivalents at the end of the period	$50,819	$112,737

Supplementary cash flow information
Interest paid on deposits and borrowings	$25,391	$30,665
Income taxes paid	4,997	967
Transfer of loans to other real estate owned	1,842	2,251
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies and Nature of Operations
Nature of Operations. The accounting and reporting practices of First Business Financial Services (“FBFS” or the “Corporation”), its wholly-owned subsidiaries, First Business Bank (“FBB”) and First Business Bank — Milwaukee (“FBB — Milwaukee”) have been prepared in accordance with U.S. generally accepted accounting principles. First Business Bank and First Business Bank — Milwaukee are sometimes referred to together as the “Banks”. FBB operates as a commercial banking institution in the Dane County and surrounding areas market with loan production offices in Oshkosh, Appleton, and Green Bay, Wisconsin. FBB also offers trust and investment services through First Business Trust & Investments (“FBTI”), a division of FBB. FBB — Milwaukee operates as a commercial banking institution in the Waukesha County and surrounding areas market. The Banks provide a full range of financial services to businesses, business owners, executives, professionals and high net worth individuals. The Banks are subject to competition from other financial institutions and service providers and are also subject to state and federal regulations. FBB has the following subsidiaries: First Business Capital Corp. (“FBCC”), First Madison Investment Corp. (“FMIC”), First Business Equipment Finance, LLC and FBB Real Estate, LLC (“FBBRE”). FBCC has a wholly-owned subsidiary, FMCC Nevada Corp. (“FMCCNC”). FMIC and FMCCNC are located in and were formed under the laws of the state of Nevada. FBB-Milwaukee has one subsidiary, FBB — Milwaukee Real Estate, LLC (“FBBMRE”).
Basis of Financial Statement Presentation. The consolidated financial statements include the accounts of FBFS, and its wholly-owned subsidiaries. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 810, the Corporation’s ownership interest in FBFS Statutory Trust II (Trust II) has not been consolidated into the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
Management of the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could experience significant changes in the near-term include the value of foreclosed property, lease residuals, property under operating leases, securities, intangibles, income taxes and the level of the allowance for loan and lease losses. Subsequent events have been evaluated through the issuance of the consolidated financial statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
Cash and Cash Equivalents. The Corporation considers federal funds sold and interest-bearing deposits, and short-term investments that have original maturities of three months or less to be cash equivalents.
Securities Available-for-Sale. The Corporation classifies its investment and mortgage-related securities as available-for-sale, held-to-maturity and trading. Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt and equity securities bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Debt and equity securities not classified as held-to-maturity or as trading are classified as available-for-sale. Available-for-sale securities are measured at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax. Realized gains and losses, and declines in value judged to be other than temporary, are included in the consolidated statements of income as a component of non-interest income. The cost of securities sold is based on the specific identification method. The Corporation did not hold any held-to-maturity or trading securities at December 31, 2010 and 2009.
Discounts and premiums on investment and mortgage-backed securities are accreted and amortized into interest income using the effective yield method over the period to estimated maturity.

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
Loans and Leases. Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal balance with adjustments for partial charge-offs, the allowance for loan and lease losses, deferred fees or costs on originated loans and leases, and unamortized premiums or discounts on any purchased loans. Loans originated or purchased and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Unrealized losses on such loans are recognized through a valuation allowance by a charge to other non-interest income. Gains and losses on the sale of loans are also included in other non-interest income.
A loan is accounted for as a troubled debt restructuring if the Corporation, for economic or legal reasons related to the borrower’s financial condition (experiencing financial difficulty), grants a significant concession to the borrower that it would not otherwise consider. A troubled debt restructuring may involve the receipt of assets from the debtor in partial or full satisfaction of the loan, or a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk, or some combination of these concessions.
Interest on non-impaired loans is accrued and credited to income on a daily basis based on the unpaid principal balance and is calculated using the effective interest method. Per policy, a loan is considered impaired and placed on a non-accrual status when it becomes 90 days past due or it is doubtful that contractual principal and interest will be collected in accordance with the terms of the contract. A loan is determined to be past due if the borrower fails to meet a contractual payment and will continue to be considered past due until all contractual payments are received. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income and the payments on non-accrual loans are applied to interest on a cash basis. If collectability of the contractual principal and interest is in doubt, payments received are first applied to reduce loan principal. As soon as it is determined with certainty that the principal of an impaired loan is uncollectable either through collections from the borrower or disposition of the underlying collateral, the portion of the carrying balance that exceeds the estimated measurement value of the loan is charged off. Loans are returned to accrual status when they are brought current in terms of both principal and accrued interest due, have performed in accordance with contractual terms for a reasonable period of time, and when the ultimate collectability of total contractual principal and interest is no longer doubtful.
Loan and lease origination fees as well as certain direct origination costs are deferred and amortized as an adjustment to loan yields over the stated term of the loan or lease. Loans that result from a refinance or restructuring, other than a troubled debt restructuring, where terms are at least as favorable to the Corporation as the terms for comparable loans to other borrowers with similar collection risks and result in an essentially new loan, are accounted for as a new loan. Any unamortized net fees, costs, or penalties are recognized when the new loan is originated. Unamortized net loan fees or costs for loans that result from a refinance or restructure with only minor modifications to the original loan contract are carried forward as a part of the net investment in the new loan. For troubled debt restructurings all fees received in connection with a modification of terms are applied as a reduction of the loan and any related costs, including direct loan origination costs, are charged to expense as incurred.

Allowance for Loan and Lease Losses. The allowance for loan and lease losses is maintained at a level that management deems adequate to absorb probable and estimable losses inherent in the loan and lease portfolios. Such inherent losses stem from the size and current risk characteristics of the loan and lease portfolio, an assessment of individual impaired and other problem loans and leases, actual loss experience, estimated fair value of underlying collateral, adverse situations that may affect the borrower’s ability to repay, and current geographic or industry-specific current economic events. Some impaired and other loans have risk characteristics that are unique to an individual borrower and the inherent loss must be estimated on a loan-by-loan basis. Other impaired and problem loans and leases may have risk characteristics similar to other loans and leases and bear similar inherent risk of loss. Such loans and leases not individually reviewed and measured for impairment are aggregated and historical loss statistics are used to determine inherent risk of loss.
The measurement of the estimate of loss is reliant upon historical experience, information about the ability of the individual debtor to pay and appraisal of loan collateral in light of current economic conditions. An estimate of loss is an approximation of what portion of all amounts receivable, according to the contractual terms of that receivable, is deemed uncollectible. Determination of the allowance is inherently subjective because it requires estimation of amounts and timing of expected future cash flows on impaired and other problem loans, estimation of losses on types of loans based on historical losses and consideration of current economic trends, both local and national. Based on management’s periodic review using all previously mentioned pertinent factors, a provision for loan and lease losses is charged to expense. Loan and lease losses are charged against the allowance and recoveries are credited to the allowance.
The allowance for loan and lease losses contains specific allowances established for expected losses on impaired loans and leases. Impaired loans and leases are defined as loans and leases for which, based on current information and events, it is probable that the Corporation will be unable to collect scheduled principal and interest payments according to the contractual terms of the loan or lease agreement. Loans and leases subject to impairment are defined as non-accrual and restructured loans and leases exclusive of smaller homogeneous loans such as home equity, installment and 1-4 family residential loans. Impaired loans and leases are evaluated on an individual basis to determine the amount of specific reserve or charge-off required, if any.
The measurement value of impaired loans and leases is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate (the contractual interest rate adjusted for any net deferred loan fees or costs, premium, or discount existing at the origination or acquisition of the loan), the market price of the loan, or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent. A loan or lease is collateral dependent if repayment is expected to be provided principally by the underlying collateral. A loan’s effective interest rate may change over the life of the loan based on subsequent changes in rates or indices or may be fixed at the rate in effect at the date the loan was determined to be impaired.
Subsequent to the initial impairment, any significant change in the amount or timing of an impaired loan or lease’s future cash flows will result in a reassessment of the valuation allowance to determine if an adjustment is necessary. Measurements based on observable market price or fair value of the collateral may change over time and require a reassessment of the valuation allowance if there is a significant change in either measurement base. Any increase in the present value of expected future cash flows attributable to the passage of time is recorded as interest income accrued on the net carrying amount of the loan or lease at the effective interest rate used to discount the impaired loan or lease’s estimated future cash flows. As of December 31, 2010, no interest income was recognized due to the increase of the present value of future cash flows attributable to the passage of time. Any change in present value attributable to changes in the amount or timing of expected future cash flows is recorded as loan loss expense in the same manner in which impairment was initially recognized or as a reduction of loan loss expense that otherwise would be reported. Where the level of loan or lease impairment is measured using observable market price or fair value of collateral, any change in the observable market price of an impaired loan or lease or fair value of the collateral of an impaired collateral-dependent loan or lease is recorded as loan loss expense in the same manner in which impairment was initially recognized. Any increase in the observable market value of the impaired loan or lease or fair value of the collateral in an impaired collateral-dependent loan or lease is recorded as a reduction in the amount of loan loss expense that otherwise would be reported.
Loans Held for Sale. Loans held for sale consist of the current origination of certain 1-4 family mortgage loans and are carried at lower of cost or fair value. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the sales price. There were no loans held for sale outstanding at December 31, 2010 or 2009.

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
Foreclosed Properties. Real estate acquired by foreclosure or by deed in lieu of foreclosure is carried at the lower of the recorded investment in the loan at the time of acquisition or the fair value of the underlying property, less costs to sell. Any write-down in the carrying value of a loan at the time of acquisition is charged to the allowance for loan and lease losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues are recorded in non-interest expense. Costs relating to the development and improvement of the property are capitalized while holding period costs are charged to other non-interest expense. Foreclosed properties are included in foreclosed properties, net in the consolidated balance sheets.
Bank-Owned Life Insurance. Bank-owned life insurance (“BOLI”) is reported at the amount that would be realized if the life insurance policies were surrendered on the balance sheet date. BOLI policies owned by the Banks are purchased with the objective to fund certain future employee benefit costs with the death benefit proceeds. The cash surrender value of such policies is recorded in Cash surrender value of life insurance on the consolidated balance sheets and changes in the value are recorded in non-interest income. The total death benefit of all of the BOLI policies is $44.9 million as of December 31, 2010. There are no restrictions on the use of BOLI proceeds nor are there any contractual restrictions on the ability to surrender the policy. As of December 31, 2010 or 2009, there were no loans against the cash surrender value of the BOLI policies.
Federal Home Loan Bank Stock. The Banks own shares in the Federal Home Loan Bank — Chicago (“FHLB”) as required for membership to the FHLB. The minimum required investment was $1.1 million as of December 31, 2010. FHLB stock is carried at cost which approximates its fair value because the shares can be resold to other member banks at their carrying amount of $100 per share par amount. The Corporation periodically evaluates its holding in FHLB stock for impairment. Should the stock be impaired, it would be written down to its estimated fair value. There were no impairments recorded on FHLB stock during the years ended December 31, 2010 and 2009. Since October 2007, the FHLB has been under a consensual cease and desist order with its regulator. Under the terms of the order, capital stock repurchases, redemptions of FHLB stock and dividend declarations are subject to prior written approval from the FHLB’s regulator. The FHLB has not paid a dividend since the third quarter of 2007. Based on written correspondence and verbal communications with the FHLB, management believes the order should not impact the FHLB’s ability to provide the Corporation with liquidity and funding needs, provided the Corporation continues to meet the FHLB’s credit standards.

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
Goodwill is not amortized but is subject to impairment tests on at least an annual basis. Any impairment of goodwill will be recognized as an expense in the period of impairment. The Corporation completes its annual goodwill impairment test as of June 1 each year, or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. Based upon its annual evaluation, the Corporation has impaired the entire amount of the outstanding goodwill, or $2.7 million, in 2010.
Other Investments. The Corporation owns certain equity investments in other corporate organizations which are not consolidated because the Corporation does not own more than a 50% interest or exercise control over the organization. Such investments are not variable interest entities. Investments in corporations representing at least a 20% interest are generally accounted for using the equity method and investments in corporations representing less than 20% interest are generally accounted for at cost. Investments in limited partnerships representing from at least a 3% up to a 50% interest in the investee are generally accounted for using the equity method and investments in limited partnerships representing less than 3% are generally accounted for at cost. All of these investments are periodically evaluated for impairment. Should an investment be impaired, it would be written down to its estimated fair value. The equity investments are reported in other assets and the income and expense from such investments, if any, is reported in non-interest income and non-interest expense.
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
All derivative instruments are to be carried at fair value on the balance sheet. The accounting for the gain or loss due to changes in the fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge the accounting varies based on the type of risk being hedged. In 2010 and 2009, the Corporation solely utilized interest rate swaps which did not qualify for hedge accounting and therefore all changes in fair value and gains and losses on these instruments are reported in earnings as they occur.
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
Earnings Per Share. Earnings per common share (“EPS”) is computed using the two-class method. Basic EPS is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding for the period, excluding any participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as the holder’s of the Corporation’s common stock. Diluted EPS is computed by dividing net income allocated to common shares adjusted for reallocation of undistributed earnings of unvested restricted shares by the weighted average number of common shares determined for the basic earnings per common share plus the dilutive effect of common stock equivalents using the treasury stock method using the average market price for the period. Some stock options are anti-dilutive and therefore are not included in the calculation of diluted earnings per share.
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
On January 1, 2006, the Corporation adopted ASC Topic 718 using the prospective method as stock options were only granted by the Corporation prior to meeting the definition of a public entity. Under the prospective method, ASC Topic 718 must only be applied to the extent that those awards are subsequently modified, repurchased or cancelled. No stock options have been granted since the Corporation met the definition of a public entity and no stock options have been modified, repurchased or cancelled subsequent to the adoption of this Statement. Therefore, no stock-based compensation was recognized in the consolidated statement of income for the years ending December 31, 2010 or 2009, except with respect to restricted stock awards. Upon vesting of any options subject to ASC Topic 718, the benefits of tax deductions in excess of recognized compensation expense will be reported as a financing cash flow, rather than as an operating cash flow.
Reclassifications. Certain accounts have been reclassified to conform to the current year presentations.

Recent Accounting Changes.
Transfers and Servicing of Financial Assets. In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing” (Topic 860) which eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. This pronouncement is effective for interim and annual reporting periods beginning after November 15, 2009. The recognition and measurement provisions regarding transfers of financial assets apply to transfers that occur on or after the effective date. The disclosure requirements must be applied to transfers that occurred before and after the effective date. The Corporation adopted this new pronouncement on January 1, 2010, as required. The adoption of this standard did not have a material impact on the consolidated financial statements of the Corporation.
Consolidation of Variable Interest Entities. In December 2009, the FASB issued ASU No 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting for Enterprises Involved with Variable Interest Entities”, amending prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This statement requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:
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
Consolidation. In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — “Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification” which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify the scope of decrease in ownership provisions and transactions to which such provisions apply or do not apply. The amendments also expand the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of Subtopic 810-10 including the valuation techniques used to measure the fair value of any retained investment, the nature of continuing involvement with the subsidiary and whether the transaction that resulted in the deconsolidation of the subsidiary or the derecognition of the group of assets was with a related party. The amendments in this update became effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update are to be applied retrospectively to the first period that an entity adopted previous amendments to ASC 810-10 relating to non-controlling interests. The Corporation adopted this accounting standard on January 1, 2010, as required. There was no impact to the consolidated financial statements due to the adoption of this standard.
Fair Value Measurements and Disclosures. In January 2010, the FASB issued an accounting standard update, ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — “Improving Disclosures about Fair Value Measurements”, providing additional guidance relating to fair value measurement disclosures. Specifically, the updated standard requires companies to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. Significance should generally be based on earnings and total assets or liabilities, or when changes are recognized in other comprehensive income, based on total equity. Companies may take different approaches in determining when to recognize such transfers, including using the actual date of the event or change in circumstances causing the transfer, or using the beginning or ending of a reporting period. For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements. Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This accounting standard became effective at the beginning of 2010, except for the detailed Level 3 disclosures, which will be effective at the beginning of 2011. As of December 31, 2010, the Corporation had fully adopted the accounting standard. There was no impact to the consolidated financial statements due to the adoption of this standard.

Derivatives and Hedging. In March 2010, the FASB issued a clarification on the scope exception for embedded credit derivatives. The guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial debt instrument to another. The guidance became effective in the first reporting period beginning after June 15, 2010. There was no impact to the consolidated financial statements due to the implementation of this clarification.
Allowance for Credit Losses. In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This new accounting guidance will require additional disclosures in the notes to the financial statements regarding the nature of credit risk inherent in the loan and lease portfolio, how the credit risk is analyzed and assessed in arriving at the allowance for credit losses, the changes in the loan portfolio and the allowance for credit losses, and information regarding loan modifications that meet the definition of a troubled debt restructuring. For the Corporation, disclosures are required as of December 31, 2010. In January 2011, the FASB elected to temporarily defer the effective date of the updated disclosures about troubled debt restructurings until the FASB clarifies guidance for determining what constitutes a troubled debt restructuring. The impact of adopting this standard enhanced the Corporation’s disclosures only and thus there was no impact to the consolidated financial statements.
Note 2 — Shareholder Rights Plan.
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
Note 3 — Cash and Due From Banks.
Cash and due from banks was approximately $9.5 million and $8.6 million at December 31, 2010 and 2009. Required reserves in the form of either vault cash or deposits held at the Federal Reserve Bank were $154,000 and $572,000 at December 31, 2010 and 2009. As of December 31, 2010 and 2009, the Federal Reserve paid interest on deposits held. Federal Reserve balances were $40.8 million and $104.1 million at December 31, 2010 and 2009, respectively, and are included in short-term investments on the consolidated balance sheets.
Note 4 — Securities
The amortized cost and estimated fair values of securities available-for-sale are as follows:

	As of December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	holding gains	holding losses	fair value
	(In Thousands)
Collateralized mortgage obligations — government agencies	$149,948	$3,255	$(427)	$152,776
Collateralized mortgage obligations — government sponsored enterprises	591	12	—	603

	$150,539	$3,267	$(427)	$153,379

	As of December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	holding gains	holding losses	fair value
	(In Thousands)
Collateralized mortgage obligations — government agencies	$116,109	$2,615	$(215)	$118,509
Collateralized mortgage obligations — government sponsored enterprises	3,729	48	—	3,777

	$119,838	$2,663	$(215)	$122,286

Collateralized mortgage obligations — government agencies include securities issued by GNMA. Collateralized mortgage obligations — government sponsored enterprises include securities issued by FHLMC and FNMA. No securities were sold during the year ended December 31, 2010. Proceeds from sale of available for sale securities were $15.0 million and resulted in gross realized gains of $325,000 and gross realized losses of $3,000 for the year ended December 31, 2009.
Securities with carrying values aggregating approximately $30.8 million and $55.9 million were pledged to secure public deposits and FHLB advances at December 31, 2010 and 2009, respectively.
Unrealized holding gains, net of tax effect, included in accumulated other comprehensive income at December 31, 2010 and 2009 were $1.8 million and $1.5 million, respectively.
The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2010 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties.

		Estimated
	Amortized cost	fair value
	(In Thousands)

Due in one year or less	$—	$—
Due in one year through five years	596	626
Due in five through ten years	2,103	2,156
Due in over ten years	147,840	150,597

	$150,539	$153,379

The tables below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at December 31, 2010 and 2009. At December 31, 2010 and December 31, 2009, the Corporation had 17 and 10 securities that were in an unrealized loss position, respectively. Such securities have declined in value due to current interest rate environments and not credit quality and do not presently represent realized losses. At December 31, 2010 the Corporation did not hold any securities that have been in a continuous loss position for twelve months or greater. The Corporation also has not specifically identified securities in a loss position for sale in the near term and does not believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the consolidated results of operations for the year ended December 31, 2010. If the Corporation determines that any of the above investments are deemed to be other-than-temporarily impaired, the impairment loss associated with credit losses will be recognized in the consolidated statements of income while the portion of impairment related to other factors will be recognized in accumulated other comprehensive income.

	As of December 31, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)
Collateralized mortgage obligations — government issued	$31,862	$427	$—	$—	$31,862	$427

	$31,862	$427	$—	$—	$31,862	$427

	As of December 31, 2009
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)

Collateralized mortgage obligations — government agencies	$17,220	$215	$—	$—	$17,220	$215

	$17,220	$215	$—	$—	$17,220	$215

Note 5 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses
Loan and lease receivables consist of the following:

	December 31,
	2010	2009
	(In Thousands)
Commercial real estate loans:
Commercial real estate — owner occupied	$152,560	$211,986
Commercial real estate — non-owner occupied	307,307	229,820
Construction and land development	61,645	64,194
Multi-family	43,012	43,959
1-4 family	53,849	56,131

Total commercial real estate loans	618,373	606,090
Commercial and industrial loans	225,921	199,661
Direct financing leases, net	19,288	27,607
Home equity loans and second mortgage loans	5,091	7,879
Consumer and other	9,315	13,260

Total gross loans and lease receivables	877,988	854,497
Less:
Allowance for loan and lease losses	16,271	14,124
Deferred loan fees	782	566

Loans and lease receivables, net	$860,935	$839,807

The total principal amount of loans transferred to third parties, which consisted solely of participation interests in originated loans, during the year ended December 31, 2010 was $49.3 million. Each of the transfers of these financial assets met the qualifications for sale accounting and therefore $49.3 million for the year ended December 31, 2010 has been derecognized in the consolidated financial statements. The Corporation has a continuing involvement in each of the agreements by way of relationship management and servicing the loans; however, there are no further obligations required of the Corporation in the event of default, other than standard representations and warranties related to sold amounts. The loans were transferred at their fair value and no gain or loss was recognized upon the transfer as the participation interest was transferred at or near the date of loan origination. There were no other significant purchases or sales of loan and lease receivables or transfers to loans held for sale during 2010.

The total amount of outstanding loans transferred to third parties as loan participations at December 31, 2010 was $56.0 million, all of which were treated as a sale and derecognized under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Corporation continues to have involvement with these loans by way of the relationship management and all servicing responsibilities. As of December 31, 2010, $3.6 million of the loans in this participation sold portfolio were considered impaired and the Corporation has recognized $1.4 million of charge-offs associated with the retained portion of this pool of loans as measured by the Corporation’s allowance for loan and lease loss measurement process and policies. The Corporation does not share in the participant’s portion of the charge-offs.
Certain of the Corporation’s executive officers, directors and their related interests are loan clients of the Banks. As of December 31, 2010 and 2009, loans aggregating approximately $17.9 million and $19.3 million, respectively, were outstanding to such parties. New loans granted to such parties during 2010 and 2009 were approximately $369,000 million and $1.1 million and repayments on such loans were approximately $1.8 million and $4.8 million, respectively. These loans were made in the ordinary course of business and on substantially the same terms as those prevailing for comparable transactions with other clients. None of these loans were considered impaired.
The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of December 31, 2010:

	Category
	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$113,002	$25,777	$6,780	$7,001	$152,560
Commercial real estate — non-owner occupied	232,868	36,128	33,167	5,144	307,307
Construction and land development	39,662	7,838	4,870	9,275	61,645
Multi-family	31,472	6,049	1,305	4,186	43,012
1-4 family	33,310	11,973	4,329	4,237	53,849

Commercial and industrial	183,051	24,460	11,974	6,436	225,921

Direct financing leases, net	12,666	6,403	219	—	19,288

Consumer and other:
Home equity and second mortgages	3,726	134	292	939	5,091
Other	7,359	50	—	1,906	9,315

Total portfolio	$657,116	$118,812	$62,936	$39,124	$877,988

Rating as a % of total portfolio	74.84%	13.53%	7.17%	4.46%	100.00%
Credit underwriting through a committee process is a key component of the operating philosophy of the Corporation. Business development officers have relatively low individual lending authority limits, therefore requiring that a significant portion of the Corporation’s new credit extensions be approved through various committees depending on the type of loan or lease, amount of the credit, and the related complexities of each proposal. In addition, the Corporation makes every effort to ensure that there is adequate collateral at the time of origination to protect the Corporation’s interest in the related loan or lease.
Upon origination, subsequent renewals, evaluation of updated financial information from our borrowers, or as other circumstances dictate, each credit is continually evaluated for proper risk rating. The Corporation uses a nine grade risk rating system to monitor the ongoing credit quality of its loans and leases. The risk rating grades follow a consistent definition, but are then applied to specific loan types based on the nature of the loan. Each risk rating is subjective and depending on the size and nature of the credit subject to various levels of review and concurrence on the stated risk rating. Depending on the type of loan and related risk rating, loans are grouped into four categories, which indicate the level and nature of review by management.
Category I — Loans and leases in this category are performing in accordance with the terms of the contract and generally exhibit no immediate concerns regarding the security and viability of the underlying collateral of the debt, financial stability of the borrower, integrity or strength of the borrower’s management team or the business industry in which the borrower operates. Loans and leases in this category are not subject to additional monitoring procedures above and beyond what is required at the origination of the loan or lease. Category I loans and leases are monitored through payment performance along with personal relationships with our borrowers and monitoring of financial results or other documents or procedures required per the terms of the agreement.

Category II — Loans and leases in this category are beginning to show signs of deterioration in one or more of the Corporation’s core underwriting criteria such as financial stability, management strength, industry trends and collateral values. Management will place credits in this category to allow for proactive monitoring and resolution with the borrower to possibly mitigate the area of concern and prevent further deterioration or risk of loss to the Corporation. Category II loans are monitored frequently by the assigned business development officer and by a subcommittee of the Banks’ loan committees and are considered performing.
Category III — Loans and leases in this category may be classified by the Banks’ regulatory examiners or indentified by the Corporation’s business development officers and senior management as warranting special attention. Category III loans and leases generally exhibit undesirable characteristics such as evidence of adverse financial trends and conditions, managerial problems, deteriorating economic conditions within the related industry, evidence of adverse public filings and may exhibit collateral shortfall positions. Management continues to believe that it will collect all required principal and interest in accordance with the original terms of the contract and therefore Category III loans are considered performing and no specific reserves are established for this category. This portfolio of loans is monitored on a monthly basis by management, loan committees of the Banks, as well as by the Banks’ Board of Directors.
Category IV — Loans and leases in this category are considered impaired. Impaired loans and leases have been placed on non-accrual as management has determined that it is unlikely that the Banks will receive the required principal and interest in accordance with the contractual terms of the contract. Impaired loans are individually evaluated to assess the need for the establishment of specific reserves or charge-offs. When analyzing the adequacy of collateral, the Corporation obtains external appraisals at least annually for impaired loans and leases. External appraisals are obtained from the Corporation’s approved appraiser listing and are independently reviewed to monitor the quality of such appraisals. To the extent a collateral shortfall position is present, a specific reserve or charge-off will be recorded to reflect the magnitude of the impairment. Loans and leases in this category are monitored on a monthly basis by management, loan committees of the Banks, as well as the Banks’ Board of Directors.
The delinquency aging of the loan and lease portfolio by class of receivable as of December 31, 2010 is as follows:

			Greater
	30-59	60-89	than 90
	days past	days past	days past	Total		Total
	due(1)	due(2)	due(3)	past due	Current(4)	loans
	(Dollars In Thousands)
Commercial Real Estate:
Owner occupied	$—	$—	$2,949	$2,949	$149,611	$152,560
Non-owner occupied	—	448	2,222	2,670	304,637	307,307
Construction and land development	850	421	1,136	2,407	59,238	61,645
Multi-family	—	—	1,041	1,041	41,971	43,012
1-4 family	678	—	1,900	2,578	51,271	53,849
Commercial & Industrial	180	1,304	1,702	3,186	222,735	225,921
Direct financing leases, net	—	—	—	—	19,288	19,288
Consumer and other:
Home equity and second mortgages	—	—	257	257	4,834	5,091
Other	4	—	1,857	1,861	7,454	9,315

Total	$1,712	$2,173	$13,064	$16,949	$861,039	$877,988

Percent of portfolio	0.19%	0.25%	1.49%	1.93%	98.07%

(1)	As of December 31, 2010, $1.0 million of loans and leases in this category were considered impaired.

(2)	As of December 31, 2010, $1.7 million of loans and lease in this category were considered impaired.

(3)	As of December 31, 2010, all of the loans in this category were considered impaired.

(4)	As of December 31, 2010, $23.3 million of loans and leases in this category were considered impaired.
As of December 31, 2010, there were no loans that were greater than 90 days past due and still accruing interest.

The Corporation’s non-accrual loans and leases consist of the following at December 31, 2010 and 2009, respectively.

	December 31,
	2010	2009
	(Dollars In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$6,283	$7,996
Commercial real estate — non-owner occupied	5,144	486
Construction and land development	9,275	3,317
Multi-family	4,186	1,760
1-4 family	4,237	3,015

Total non-accrual commercial real estate	29,125	16,574

Commercial and industrial	6,436	7,086
Direct financing leases, net	—	1

Consumer and other:
Home equity and second mortgage	939	872
Other	1,906	3,292

Total non-accrual consumer and other loans	2,845	4,164

Total non-accrual loans and leases	38,406	27,825
Foreclosed properties, net	1,750	1,671

Total non-performing assets	$40,156	$29,496

Performing troubled debt restructurings	$718	$—

Total non-accrual loans and leases to gross loans and leases	4.37%	3.26%
Total non-performing assets to total assets	3.63	2.64
Allowance for loan and lease losses to gross loans and leases	1.85	1.65
Allowance for loan and lease losses to non-accrual loans and leases	42.37	50.76
As of December 31, 2010 and 2009, $18.7 million and $607,000 of the impaired loans are considered troubled debt restructurings, respectively. As of December 31, 2010, there are no unfunded commitments associated with troubled debt restructuring credits.

The following represents additional information regarding the Corporation’s impaired loans and leases by class:

	Impaired Loans and Leases
	For the Year Ended December 31, 2010
							Net
		Unpaid		Average	Foregone	Interest	Foregone
	Recorded	principal	Impairment	recorded	interest	income	Interest
	investment	balance	reserve	investment(1)	income	recognized	Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$5,180	$5,364	$—	$5,620	$405	$18	$387
Non-owner occupied	380	380	—	160	20	—	20
Construction and land development	2,932	4,499	—	2,389	246	—	246
Multi-family	1,214	1,769	—	1,926	211	—	211
1-4 family	3,153	3,397	—	3,128	273	—	273
Commercial and industrial	4,460	5,396	—	5,975	405	83	322
Direct financing leases, net	—	—	—	—	—	1	(1)
Consumer and other:
Home equity loans and second mortgages	555	596	—	586	43	—	43
Other	1,875	2,106	—	2,913	197	—	197

With impairment reserve recorded:
Commercial real estate:
Owner occupied	$1,821	$1,821	$103	$1,838	$142	$—	$142
Non-owner occupied	4,764	4,764	1,414	1,831	226	—	226
Construction and land development	6,343	7,764	177	658	157	—	157
Multi-family	2,972	3,796	521	1,228	167	—	167
1-4 family	1,084	1,084	364	612	38	—	38
Commercial and industrial	1,976	1,976	679	448	138	—	138
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity loans and second mortgages	384	384	169	383	33	—	33
Other	31	31	32	19	1	—	1

Total:
Commercial real estate:
Owner occupied	$7,001	$7,185	$103	$7,458	$547	$18	$529
Non-owner occupied	5,144	5,144	1,414	1,991	246	—	246
Construction and land development	9,275	12,263	177	3,047	403	—	403
Multi-family	4,186	5,565	521	3,154	378	—	378
1-4 family	4,237	4,481	364	3,740	311	—	311
Commercial and industrial	6,436	7,372	679	6,423	543	83	460
Direct financing leases, net	—	—	—	—	—	1	(1)
Consumer and other:
Home equity loans and second mortgages	939	980	169	969	76	—	76
Other	1,906	2,137	32	2,932	198	—	198

Grand total	$39,124	$45,127	$3,459	$29,714	$2,702	$102	$2,600

(1)	Average recorded investment is calculated primarily using daily average balances.
The difference between the loans and leases recorded investment and the unpaid principal balance of $6.0 million represents partial charge-offs resulting from confirmed losses due to the value of the collateral securing the loans and leases being below the carrying values of the loans and leases. Impaired loans and leases also included $718,000 of loans that are performing troubled debt restructurings, and thus not on non-accrual, but are classified as impaired, due to the concession in terms. As of December 31, 2009, the Corporation had $13.2 million of impaired loans and leases that did not require an impairment reserve, and $14.6 million of impaired loans and leases that did require a specific reserve of $1.8 million. Average total impaired loans and leases was $20.4 million as of December 31, 2009. Net foregone interest on impaired loans was $1.6 million for the year ended December 31, 2009.

To determine the level and composition of the allowance for loan and lease losses, the Corporation breaks out the portfolio by segments and risk ratings. First, loans and leases are evaluated for potential impairment classification. Once a loan or lease is determined to be impaired, the Corporation then analyzes the impaired loans and leases on an individual basis to determine a specific reserve based upon the estimated value of the underlying collateral for collateral-dependent loans, or alternatively, the present value of expected cash flows. Historical trends of the previously identified factors are applied to each category of loans and leases that has not been specifically evaluated for the purpose of establishing the general portion of the allowance.
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

						As of and
	As of December 31, 2010					for the year
		Commercial		Direct		ended
	Commercial	and	Consumer	Financing		December
	real estate	industrial	and other	Lease, Net	Total	31, 2009
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$8,828	$4,283	$659	$354	$14,124	$11,846
Charge-offs	(4,023)	(352)	(835)	—	(5,210)	(6,102)
Recoveries	39	265	1	8	313	155
Provision	6,423	81	657	(117)	7,044	8,225

Ending Balance	$11,267	$4,277	$482	$245	$16,271	$14,124

Ending balance: individually evaluated for impairment	$2,579	$679	$201	$—	$3,459	$1,846

Ending balance: collectively evaluated for impairment	$8,628	$3,598	$341	$245	$12,812	$12,278

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans and lease receivables:
Ending balance, gross	$618,373	$225,921	$14,406	$19,288	$877,988	$854,497

Ending balance: individually evaluated for impairment	$29,843	$6,436	$2,845	$—	$39,124	$27,825

Ending balance: collectively evaluated for impairment	$588,530	$219,485	$11,561	$19,288	$838,864	$826,672

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Allowance as % of gross loans	1.82%	1.89%	3.35%	1.27%	1.85%	1.65%
The Corporation’s net investment in direct financing leases consists of the following:

	As of December 31,
	2010	2009
	(In Thousands)

Minimum lease payments receivable	$15,161	$23,473
Estimated unguaranteed residual values in leased property	6,083	7,490
Initial direct costs	48	107
Less unearned lease and residual income	(2,004)	(3,463)

Investment in commercial direct financing leases	$19,288	$27,607

There were no impairments of residual value of leased property during 2010 and 2009.

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

Maturities during year ended December 31,
2011	$6,614
2012	4,440
2013	2,701
2014	1,088
2015	288
Thereafter	30

$15,161

Note 6 — Leasehold Improvements and Equipment
A summary of leasehold improvements and equipment at December 31, 2010 and 2009 is as follows:

	As of December 31,
	2010	2009
	(In Thousands)

Leasehold improvements	$1,308	$1,300
Furniture and equipment	2,845	2,805

	4,153	4,105
Less: accumulated depreciation	(3,179)	(2,916)

Total leasehold improvements and equipment	$974	$1,189

Note 7 — Goodwill and Intangible Assets.
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
Management tests goodwill for impairment on an annual basis in June of each year, or more frequently if events or circumstances should warrant. In June 2010, the Corporation completed its annual impairment test on goodwill from the acquisition of the 49% interest in BBG. The methodology followed was consistent with previous annual tests. The fair value of the reporting unit was primarily derived utilizing an income approach or discounted cash flow methodology using stable cash flow assumptions based upon the reporting unit’s most recent actual results and management’s estimate of forecasted financial performance. The forecasted cash flows of the reporting unit were then discounted to present value using a risk-adjusted discount rate derived using the capital asset pricing model. The capital asset pricing model takes into consideration the long-term risk free rate, long-horizon equity risk premium, risk premium for size as well as any specific risk premium associated with the reporting unit. As a means to validate the calculated fair value of the reporting unit, consideration was also given to the estimated values of the other reporting units as compared to the market capitalization of the Corporation. In addition, management researched and considered comparables of both publicly-traded banks and market transactions but found limited recent information available for comparable size banking institutions with a commercial banking focus within the geographic area of the reporting unit and of comparable operating performance.

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
In order to measure the amount of the goodwill impairment, management proceeded with the completion of the second step of the goodwill impairment test in which the implied fair value of the reporting unit’s goodwill was compared to the carrying value of the goodwill. During the three month period ending June 30, 2010, management concluded an impairment of the entire carrying value of the goodwill was warranted. As a result of the annual impairment test conducted in June 2010, the Corporation recognized an impairment of goodwill of $2.7 million.
The goodwill impairment does not affect the Corporation’s cash flows, liquidity, regulatory capital, regulatory capital ratios or future performance of the Corporation nor does it affect its ability to continue to service its client base.
The change in the carrying amount of goodwill was as follows:

	As of and for the year	As of and for the year
	ended December 31,	ended December 31,
	2010	2009
	(In thousands)
Balance at the beginning of the period	$2,689	$2,689
Goodwill impairment	(2,689)	—

Balance at the end of the period	$—	$2,689

The Corporation has intangible assets that are amortized consisting of core deposit intangibles and other intangibles, representing a client list purchased from a brokerage/investment business. Changes in the gross carrying amount, accumulated amortization and net book value of core deposit and other intangibles were as follows:

	Year Ended December 31,
	2010	2009
	(In Thousands)

Core deposit intangibles:
Gross carrying amount	$145	$145
Accumulated amortization	(125)	(118)

Net book value	$20	$27

Amortization during the period	$(7)	$(10)

Other intangibles:
Gross carrying amount	$120	$120
Accumulated amortization	(108)	(96)

Net book value	$12	$24

Amortization during the period	$(12)	$(12)

Estimated amortization expense of core deposit and other intangibles for fiscal years 2011 through 2015 are as follows:

	Core deposit	Other
	intangibles	intangibles	Total
	(In Thousands)
Estimate for the year ended December 31,
2011	$5	$12	$17
2012	4	—	4
2013	3	—	3
2014	2	—	2
2015	2	—	2
Thereafter	4	—	4

	$20	$12	$32

Note 8 — Other Assets
Included in other assets are the equity investments in a variety of investment limited partnerships. An equity investment of $0 and $94,000 in CapVest Fund, LP was recorded as of December 31, 2010 and 2009. As of December 31, 2008 the Corporation had fulfilled its capital commitment with respect to CapVest Fund, LP. As of December 31, 2010, the limited partners along with the general partner of CapVest agreed to terminate the partnership. Any remaining assets of the partnership are to be distributed on a pro-rata basis. The remaining assets of the partnership are illiquid securities and as a result, the Corporation wrote off its remaining interest in the partnership, recognizing a loss of $92,000. An equity investment in Aldine Capital Fund, LP, a mezzanine fund, of $1.6 million and $1.4 was recorded as of December 31, 2010 and 2009. The Corporation has a remaining commitment to provide funds of $1.2 million. The Corporation has one tax-preferred limited partnership equity investments, Chapel Valley Senior Housing, LP. At December 31, 2010, there is a zero cost basis remaining in this tax-preferred limited partnership equity investment. The Corporation is not the general partner, does not have controlling ownership, and is not the primary variable interest holder in any of these limited partnerships. The Corporation’s share of the partnerships’ income (loss) included in the consolidated statement of income for the years ended December 31, 2010 and 2009 was $(277,000) and $(151,000), respectively. During 2009, the partnership associated with Porchlight, Inc., a community housing limited partnership, was dissolved. Prior to the dissolution, the carrying value of this investment was $0.

The Corporation is the sole owner of $315,000 of common securities issued by Trust II, a Delaware business trust. The purpose of Trust II was to complete the sale of $10.0 million of 10.5% fixed rate trust preferred securities. Trust II, a wholly owned subsidiary of the Corporation, was not consolidated into the financial statements of the Corporation. The investment in Trust II of $315,000 as of December 31, 2010 and 2009 is included in accrued interest receivable and other assets.
A summary of accrued interest receivable and other assets is as follows:

	As of December 31,
	2010	2009
	(In thousands)
Accrued interest receivable	$3,405	$3,212
Deferred tax assets, net	4,897	2,604
Investment in limited partnerships	1,592	1,454
Investment in Trust II	315	315
Fair value of interest rate swaps	2,841	1,297
Prepaid expenses	3,464	6,496
Other	3,337	3,007

Total	$19,851	$18,385

Prepaid expenses include the FDIC insurance premium for 2010-2012 in the amount of $2.5 million and $5.4 million at December 31, 2010 and 2009. The prepaid assessment was based upon the Banks’ assessment rate in effect on September 30, 2009 and may be exhausted earlier than 2012 based upon actual levels of deposits, related risk ratings and impacts of the FDIC’s final Assessments Rule issued on February 9, 2011.
Note 9 — Deposits
Deposits are summarized as follows:

	December 31, 2010		December 31, 2009
		Weighted		Weighted
	Balance	average rate	Balance	average rate
	(Dollars In Thousands)
Transaction accounts:
Demand deposits	$88,529	0.00%	$87,687	0.00%
Negotiable order of withdrawal (NOW) accounts	44,428	0.35	65,191	0.40

Total transaction accounts	132,957		152,878
Money market accounts	276,748	1.08	262,276	1.38
Certificates of deposit	79,491	2.03	98,431	2.34
Brokered certificates of deposit	499,102	3.32	470,789	3.98

	$988,298	2.14	$984,374	2.82

A summary of annual maturities of certificates of deposit outstanding at December 31, 2010 follows (in thousands):

Maturities during year ended December 31,
2011	$212,468
2012	134,194
2013	121,279
2014	48,317
2015	30,770
Thereafter	31,565

$578,593

Deposits include approximately $39.2 million and $42.2 million of certificates of deposit, including brokered deposits, which are denominated in amounts of $100,000 or more at December 31, 2010 and 2009, respectively.
Note 10 — FHLB Advances and Other Borrowings
The composition of borrowed funds is as follows:

	As of December 31,
	2010			2009
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate
	(Dollars In Thousands)
Federal funds purchased	$—	$—	—%	$—	$1,700	0.61%
FHLB advances	2,494	13,414	4.78	18,505	18,873	4.66
Junior subordinated notes	10,315	10,315	10.78	10,315	10,315	10.78
Line of credit	10	10	4.06	10	38	4.41
Subordinated notes payable	39,000	39,000	5.55	39,000	39,000	4.92

	$51,819	$62,739	6.26	$67,830	$69,926	5.61

Short-term borrowings	$2,010			$16,010
Long-term borrowings	49,809			51,820

	$51,819			$67,830

The repayment structure of the Corporation’s FHLB advances is as follows:

(In Thousands)
Repayments during year ended December 31,
2011	$2,012
2012	13
2013	469

$2,494

At December 31, 2010 and 2009, there were no securities sold under agreements to repurchase.
The maximum outstanding of federal funds purchased was zero and $14.6 million for the years ended December 31, 2010 and 2009, respectively.

The Corporation has a $45.5 million FHLB line of credit available for advances and open line borrowings which is collateralized by mortgage-related securities, unencumbered first mortgage loans and secured small business loans as noted below. At December 31, 2010, $43.0 million of this line is unused. There were no advances outstanding on the Corporation’s open line at December 31, 2010 and 2009. Term FHLB advances totaled $2.5 million and $18.5 million at December 31, 2010 and 2009, respectively. These advances bear fixed interest rates which range from 4.98% to 6.06% at December 31, 2010 and 4.50% to 6.06% at December 31, 2009, and are subject to a prepayment fee if they are repaid prior to maturity. None of the Corporation’s FHLB advances are putable.
The Corporation is required to maintain, as collateral, mortgage-related securities and unencumbered first mortgage loans and secured small business loans in its portfolio aggregating at least the amount of outstanding advances from the FHLB. Loans totaling approximately $25.3 million and $21.1 million and collateralized mortgage obligations totaling approximately $22.6 million and $32.1 million were pledged as collateral for FHLB advances and unused available credit at December 31, 2010 and 2009, respectively.
The Corporation has a line of credit of $10.5 million. The line of credit carries an interest rate of one month LIBOR plus 2.75% with a floor of 4.00% and has certain performance debt covenants of which the Corporation was in compliance with as of December 31, 2010. Beginning in March 2010, the Corporation pays an unused line fee on its senior line of credit. For the year ended December 31, 2010, the Corporation incurred $11,000 of additional interest expense due to this fee. The credit line matures on March 12, 2011 and will be subsequently renewed for one additional year with pricing terms of LIBOR plus 2.75% with an interest rate floor of 4.00%. The Corporation has subordinated notes payable. At December 31, 2010 and 2009, the amount of subordinated notes payable outstanding was $39.0 million. The subordinated notes payable qualify for Tier 2 capital. At December 31, 2010, $31.0 million of the subordinated debt bears an interest rate of LIBOR plus 4.75% with an interest rate floor of 6.00% and $8.0 million bears an interest rate of LIBOR plus 4.25%. There are no debt covenants on the subordinated notes payable.
In September 2008, Trust II completed the sale of $10.0 million of 10.5% fixed rate trust preferred securities (Preferred Securities). Trust II also issued common securities of $315,000. Trust II used the proceeds from the offering to purchase $10.3 million of 10.5% Junior Subordinated Notes (“Notes”) of the Corporation. The Preferred Securities are mandatorily redeemable upon the maturity of the Notes on September 26, 2038. The Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes. The Corporation used the proceeds from the sale of the Notes for general corporate purposes including providing additional capital to its subsidiaries. Debt issuance costs of approximately $428,000 were capitalized in 2008 of which $397,000 is remaining at December 31, 2010. Debt issuance costs are included in other assets, and are amortizing over the life of the Notes as an adjustment to interest expense.
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
Note 11 — Stockholders’ Equity
The Corporation and Banks are subject to various regulatory capital requirements administered by the Federal and State of Wisconsin banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions on the part of regulators, that if undertaken, could have a direct material effect on the Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation and the Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In the event that (i) the FDIC or the Division should increase minimum required levels of capital; (ii) the total assets of the Banks increase significantly; (iii) the income of the Banks decreases significantly; or (iv) any combination of the foregoing occurs, then the Boards of Directors of the Banks may be restricted by the FDIC or the Division as to the level of dividend they can pay their parent company.

Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2010, that the Corporation and the Banks meet all applicable capital adequacy requirements.
As of December 31, 2010 and 2009, the most recent notification from the Federal Deposit Insurance Corporation and the state of Wisconsin Department of Financial Institutions (DFI) categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. The qualification results in lower assessment of FDIC premiums, among other benefits.
In addition, the Banks met the minimum net worth requirement of 6.0% as required by the State of Wisconsin at December 31, 2010 and 2009.
The following table summarizes the Corporation and Banks’ capital ratios and the ratios required by its federal regulators at December 31, 2010 and 2009, respectively:

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2010

Total capital (to risk-weighted assets) Consolidated	$107,263	11.23%	$76,438	8.00%	N/A	N/A
First Business Bank	100,203	11.72	68,390	8.00	$85,488	10.00%
First Business Bank — Milwaukee	14,496	14.62	7,930	8.00	9,913	10.00

Tier 1 capital (to risk-weighted assets) Consolidated	$63,511	6.65	$38,219	4.00%	N/A	N/A
First Business Bank	89,478	10.47	34,195	4.00	$51,293	6.00%
First Business Bank — Milwaukee	13,243	13.36	3,965	4.00	5,948	6.00

Tier 1 capital (to average assets) Consolidated	$63,511	5.68	$44,732	4.00%	N/A	N/A
First Business Bank	89,748	9.34	38,335	4.00	$47,918	5.00%
First Business Bank — Milwaukee	13,243	8.30	6,381	4.00	7,976	5.00

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2009

Total capital (to risk-weighted assets) Consolidated	$101,571	11.16%	$72,797	8.00%	N/A	N/A
First Business Bank	94,251	11.62	64,906	8.00	$81,132	10.00%
First Business Bank — Milwaukee	14,246	14.69	7,757	8.00	9,696	10.00

Tier 1 capital (to risk-weighted assets) Consolidated	$60,109	6.61	$36,386	4.00%	N/A	N/A
First Business Bank	84,082	10.36	32,453	4.00	$48,679	6.00%
First Business Bank — Milwaukee	13,027	13.44	3,878	4.00	5,818	6.00

Tier 1 capital (to average assets) Consolidated	$60,109	5.53	$43,485	4.00%	N/A	N/A
First Business Bank	84,082	9.08	37,042	4.00	$46,302	5.00%
First Business Bank — Milwaukee	13,027	8.13	6,406	4.00	8,007	5.00
The following table reconciles stockholders’ equity to federal regulatory capital at December 31, 2010 and 2009, respectively.

	As of December 31,
	2010	2009
	(In Thousands)

Stockholders’ equity of the Corporation	$55,335	$54,393
Unrealized and accumulated gains and losses on specific items and disallowed goodwill and intangible assets	(1,824)	(4,284)
Trust preferred securities	10,000	10,000

Tier 1 capital	63,511	60,109
Allowable general valuation allowances and subordinated debt	43,752	41,462

Risk-based capital	$107,263	$101,571

The Banks may not declare or pay cash dividends if such declaration and payment would violate Federal and/or state regulatory requirements. Unlike the Banks, the Corporation is not subject to these regulatory restrictions; however, the Federal Reserve, the principal regulator of the Corporation, has supervisory guidance and regulations pertaining to capital requirements and the payment of dividends. The fundamental principle of the Federal Reserve’s supervision and regulation of bank holding companies is that a bank holding company should serve as a source of managerial and financial strength to its subsidiary banks. Consistent with this premise, the Federal Reserve expects bank holding companies to hold capital commensurate with their overall risk profile. Cash dividends from the Corporation may be limited by these capital considerations as well as the regulatory requirements or limitations and capital needs of each Bank.

Note 12 — Earnings per Share
The computation of earnings per share for fiscal years 2010 and 2009 is as follows:

	For the year ended December 31,
	2010	2009

Distributed earnings allocated to common stockholders	$696,677	$687,633
Undistributed earnings allocated to common stockholders	220,550	318,480

Income available to common stockholders for basic earnings per share	917,227	1,006,113
Reallocation of undistributed earnings for diluted earnings per share	—	—

Income available to common stockholders for diluted earnings per share	$917,227	$1,006,113

Basic average shares	2,483,650	2,456,257
Dilutive effect of share-based awards	—	—

Dilutive average shares	2,483,650	2,456,257

Earnings per share:
Basic	$0.37	$0.41
Diluted	0.37	0.41
For the year ended December 31, 2010 and 2009, average anti-dilutive employee share-based awards outstanding totaled 194,927 and 237,606, respectively.
Note 13 — Equity Incentive Plans
The Corporation adopted an equity incentive plan in 1993 as amended in 1995, an equity incentive plan in 2001 and the 2006 Equity Incentive Plan (the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors of FBFS and provide for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (“Stock Options”) as well as restricted stock. As of December 31, 2010, 74,507 shares are available for future grants under the 2006 Equity Incentive Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the 2001 and 2006 Plans. The Corporation may issue new shares and shares from treasury for shares delivered under the Plans. The 2001 Plan expires February 16, 2011. The 2006 plan expires January 30, 2016.
Stock Options
The Corporation may grant Stock Options to senior executives and other employees under the Plans. Stock Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is awarded. Stock Options granted under the 2001 and 2006 Plans are subject to graded vesting, generally ranging from four to eight years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. There were no Stock Options granted during the years ended December 31, 2010 or 2009. No Stock Options have been granted since the Corporation met the definition of a public entity and no Stock Options have been modified, repurchased or cancelled. Therefore, no stock-based compensation related to Stock Options was recognized in the consolidated financial statements for the years ended December 31, 2010 and 2009, except with respect to restricted share awards. As of December 31, 2010, all Stock Options granted and not previously forfeited have vested.

The following table represents a summary of Stock Options activity for all periods.

	For the Years Ended December 31,
	2010		2009
		Weighted		Weighted
	Options	average price	Options	average price

Outstanding at beginning of year	142,790	22.01	157,290	$22.07
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(4,024)	19.38	—	—
Forfeited	—	—	(14,500)	22.63

Outstanding at end of year	138,766	22.09	142,790	22.01

Options exercisable at end of year	138,766		142,790

The following table represents outstanding Stock Options and exercisable Stock Options at the respective ranges of exercise prices at December 31, 2010.

	Options Outstanding
		Weighted		Exercisable
		average	Weighted		Weighted
		remaining	average		average
		contractual	exercise		exercise
Range of exercise prices	Shares	life (Years)	price	Shares	price
$15.00 — $17.50	9,984	3.04	$15.33	9,984	$15.33
$17.51 — $20.00	13,732	0.81	19.00	13,732	19.00
$20.01 — $22.50	61,050	2.14	22.00	61,050	22.00
$22.51 — $25.00	54,000	3.87	24.22	54,000	24.22

	138,766			138,766

Restricted Shares
Under the 2001 and 2006 Equity Incentive Plans, participants may be granted restricted shares, each of which represents an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive a common share on the date specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under the plans are subject to graded vesting. For awards with graded vesting, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. Upon vesting of restricted share awards, the benefits of tax deductions in excess of recognized compensation expense is recognized as a financing cash flow activity. For the years ended December 31, 2010 and 2009, restricted share awards vested on a date at which the market price was lower than the market value on the date of grant; therefore there is no excess tax benefit reflected in the consolidated statements of cash flows.

Restricted share activity for the years ended December 31, 2010 and 2009 was as follows:

	2010		2009
		Weighted		Weighted
	Number of	average	Number of	average
	restricted	grant-date	restricted	grant-date
	shares	fair value	shares	fair value
Nonvested balance at beginning of year	70,262	$17.88	104,949	$19.12
Granted	64,725	13.97	6,500	10.07
Vested	(33,430)	19.28	(34,273)	19.77
Forfeited	(375)	14.55	(6,914)	19.99

Nonvested balance as of end of year	101,182	14.93	70,262	17.88

As of December 31, 2010, there was approximately $1.3 million of deferred compensation expense related to unvested restricted share awards which is expected to be recognized over the next three years. For the years ended December 31, 2010 and 2009, share-based compensation expense included in net income totaled approximately $523,000 and $643,000, respectively. As of December 31, 2010 there were no restricted shares vested and not delivered.
Note 14 — Employee Benefit Plans
The Corporation maintains a contributory 401(k) defined contribution plan covering substantially all employees. The Corporation matches 100% of amounts contributed by each participating employee up to 3% of the employee’s compensation. The Corporation may also make discretionary contributions up to an additional 6% of salary. Contributions are expensed in the period incurred and recorded in compensation expense in the consolidated statements of income. The Corporation made a matching contribution of 3% to all eligible employees in 2010 and 2009 which totaled $243,000 and $253,000 for the years ended December 31, 2010 and 2009, respectively. Discretionary contributions of 2.1%, or $173,000, and 0.0%, or $0, were made in 2010 and 2009, respectively.
The Corporation has a deferred compensation plan covering two executives under which it provides contributions to supplement their retirement. Under the terms of the agreements, benefits to be received are generally payable within six months of the date of the termination of employment with the Corporation. The expense associated with this plan in 2010 and 2009 was $75,000 and $92,000, respectively. The present value of future payments under the plan of $791,000 and $1.1 million at December 31, 2010 and 2009, respectively, is included in other liabilities. One of the agreements provides for contributions to supplement health insurance costs. The reduction of expense associated with this portion of the plan due to the reduction of the liability in 2010 and 2009 was $16,000 in each year. The present value of future payments related to post retirement health insurance costs of $12,000 and $29,000 at December 31, 2010 and 2009, respectively, is included in other liabilities.
The Corporation owns life insurance policies on the lives of these two executives, which have cash surrender values of approximately $1.8 million and $1.7 million as of December 31, 2010 and 2009, respectively and death benefits of $6.1 million and $6.0 million, respectively. The remaining balance of the cash surrender value of bank-owned life insurance of $15.1 million and $14.5 million as of December 31, 2010 and 2009, respectively, is related to policies on a number of other officers of the Banks.
Note 15 — Leases
The Corporation and FBB occupy space under an operating lease agreement that expires on July 7, 2028. First Business Bank has two loan production offices that occupy office space under separate operating lease agreements that expire in the fourth quarter of December 31, 2017. FBB has one other loan production office that occupies office space under an operating lease agreement that expires in the first quarter of 2014. FBB — Milwaukee occupies office space under an operating lease agreement that expires on November 30, 2020. The Corporation’s total rent expense was $1.4 million for both years ended December 31, 2010 and 2009. Rent increases are accrued on a straight-line basis. The Corporation also leases vehicles and other office equipment. Rental expense for these operating leases was $56,000 and $64,000 for the years ended December 31, 2010 and 2009, respectively.

Future minimum lease payments for noncancelable operating leases for each of the five succeeding years and thereafter are as follows (in thousands):

2011	$704
2012	636
2013	659
2014	660
2015	669
Thereafter	6,837

$10,165

Note 16 — Income Taxes
Income tax expense applicable to income for the years ended December 31, 2010 and 2009 consists of the following:

	Year Ended December 31,
	2010	2009
	(In Thousands)
Current:
Federal	$4,269	$782
State	501	505

	4,770	1,287

Deferred:
Federal	(2,702)	(397)
State	281	(173)

	(2,421)	(570)

Total income tax expense	$2,349	$717

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax basis.

The significant components of the Corporation’s deferred tax assets and liabilities are as follows:

	At December 31,
	2010	2009
	(In Thousands)
Deferred tax assets:
Allowance for loan and lease losses	$6,232	$5,539
Deferred compensation	726	517
State net operating loss carryforwards	2,023	2,576
Write-down of foreclosed properties	58	138
Non-accrual loan interest	838	410
Capital loss carryforwards	35	—
Other	1,637	1,320

	11,549	10,500
Valuation allowance	(1,259)	(1,264)

Total deferred tax assets	10,290	9,236

Deferred tax liabilities:
Leasing and fixed asset activities	4,045	5,399
Unrealized gain on securities	1,088	960
Other	260	273

Total deferred tax liabilities	5,393	6,632

Net deferred tax asset	$4,897	$2,604

The tax effects of unrealized gains and losses on derivative instruments and unrealized gains and losses on securities are components of other comprehensive income. A reconciliation of the change in net deferred tax assets to deferred tax expense follows:

	At December 31,
	2010	2009
	(In Thousands)

Change in net deferred tax assets	$(2,293)	$(171)
Deferred taxes allocated to OCI	(128)	(399)

Deferred income tax benefit	$(2,421)	$(570)

Net deferred tax assets are included in other assets in the consolidated balance sheets.
The Corporation has state net operating loss carryforwards of approximately $38.8 million and $49.4 million at December 31, 2010 and 2009, respectively, which can be used to offset their future state taxable income. The carry forwards expire between 2011 and 2025. A valuation allowance has been established for the future benefits attributable to certain of the state net operating losses. Realization of the deferred tax asset over time is dependent upon the Corporation generating sufficient taxable earnings in future periods. In determining that realizing the deferred tax was more likely than not, the Corporation gave consideration to a number of factors including its recent earnings history, its expected earnings in the future, appropriate tax planning strategies and expiration dates associated with operating loss carry forwards.

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2010	2009
	(In Thousands)

Income before income tax expense	$3,290	$1,758

Tax expense at statutory federal rate of 34% applied to income before income tax expense	$1,119	$598
State income tax, net of federal effect	197	114
Goodwill impairment	914	—
Change in valuation allowance	(3)	(11)
Bank-owned life insurance	(225)	(237)
Interest on prior uncertain tax positions	169	160
Enactment of combined reporting	—	(37)
Other	178	130

Total income tax expense	$2,349	$717

Effective tax rate	71.40%	40.78%
Like many financial institutions located in Wisconsin, FBB established a Nevada subsidiary for the purpose of investing and managing the Bank’s investment portfolio and purchasing a portion of FBB’s loans. FBCC established a Nevada subsidiary for the purpose of purchasing FBCC’s loans. The Nevada investment subsidiaries now hold and manage these assets. The investment subsidiaries have not filed returns with, or paid income or franchise taxes to the State of Wisconsin. The Wisconsin Department of Revenue (the “Department”) implemented a program to audit Wisconsin financial institutions which formed investment subsidiaries located outside of Wisconsin, and the Department has generally indicated that it intends to assess income or franchise taxes on the income of the out-of-state investment subsidiaries of Wisconsin financial institutions. The Department has issued an assessment to FBB and FBCC.
Prior to the formation of the investment subsidiaries the Bank sought and obtained private letter rulings from the Department regarding the non-taxability of the investment subsidiaries in the State of Wisconsin. The Bank believes that it complied with Wisconsin law and the private rulings received from the Department. The Bank intends to defend its position through the normal administrative appeals process in place at the Department and through other judicial channels. Although FBB and FBCC will oppose the assessment there can be no assurance that the Department will not be successful in whole or in part in its efforts to tax the income of the Bank’s Nevada investment subsidiary. In 2008, the Corporation accrued, as a component of current state tax expense, an estimated liability including interest which is the most likely amount within a range of probable settlement amounts. No accrual for additional liability, other than interest on prior positions, was made in 2009 and 2010 due to enactment of combined reporting in the State of Wisconsin. FBFS does not expect the resolution of this matter to materially affect its consolidated results of operations and financial position beyond the amounts accrued.
In February 2009, the State of Wisconsin enacted unitary combined reporting effective January 1, 2009. Due to the new tax law, we have included income generated by our investment subsidiaries, which are domiciled in Nevada, into our calculation of taxable income to determine our expected Wisconsin tax liability. As a result of the new law, future tax losses generated by our holding company will be recognized and offset against Wisconsin income generated by other members of the combined group. The deferred tax asset related to existing Wisconsin holding company state tax net operating losses from years prior to 2009 will continue to maintain a 100% valuation allowance since we have determined that it is more likely than not that the deferred tax asset will not be realized.

A summary of all of the Corporation’s uncertain tax positions are as follows:

	Year Ended December 31,
	2010	2009
	(In Thousands)
Unrecognized tax benefits at beginning of year	$2,428	$2,440
Additions based on tax positions related to current year	4	10
Reductions for tax positions related to current year	(7)	(2)
Additions for tax positions of prior years	8	3
Reductions for tax positions of prior years	(1)	(23)
Settlements	—	—

Unrecognized tax benefits at end of year	$2,432	$2,428

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $2.1 million as of December 31, 2010. As of December 31, 2010, the Corporation had accrued $935,000 of interest. During the years ended December 31, 2010 and 2009, interest associated with uncertain tax positions was $279,000 and $263,000, respectively, and is included in income tax expense. As of December 31, 2010, State of Wisconsin tax years that remain open to audit are 1997 and 1999 through 2009. Federal tax years that remain open are 2006 through 2009. As of December 31, 2010, there were no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.
Note 17 — Derivative Financial Instruments
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
At December 31, 2010, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $50.8 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. The aggregate amortizing notional value of interest rate swaps with dealer counterparties was also approximately $50.8 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in August 2013 through April 2019. The commercial borrower swaps were reported on the Corporation’s balance sheet as a derivative asset of $2.8 million, included in other assets as of December 31, 2010. Dealer counterparty swaps were reported on the Corporation’s balance sheet as a net derivative liability of $2.8 million due to master netting and settlement contracts with dealer counterparties and is included in other liabilities as of December 31, 2010.

The table below provides information about the location and fair value of the Corporation’s derivative instruments as of December 31, 2010 and 2009.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In Thousands)

Derivatives not designated as hedging instruments
December 31, 2010	Other assets	$2,841	Other liabilities	$2,841
December 31, 2009	Other assets	$1,297	Other liabilities	$1,297
The location and amount of gains and losses reported in the consolidated statements of income for the years ended December 31, 2010 and 2009 are as follows:

For the year ended December 31, 2010
Amount
	Recognized in		Amount
	Other		reclassified from
	Comprehensive		Accumulated
	Income on	Income	Other	Income	Amount of
	Derivative	Statement	Comprehensive	Statement	Gain/(Loss)
	Gain/(Loss)	Location	Income	Location	Recorded
Instrument	Effective Portion	Effective Portion	Effective Portion	Ineffective Portion	Ineffective Portion
(In Thousands)

Interest rate swaps — non-hedge	$—	N/A	$—	Other noninterest income	$1,711
Interest rate swaps — non-hedge	$—	N/A	$—	Other noninterest income	$(1,711)

For the year ended December 31, 2009
Amount
	Recognized in		Amount
	Other		reclassified from
	Comprehensive		Accumulated
	Income on	Income	Other	Income	Amount of
	Derivative	Statement	Comprehensive	Statement	Gain/(Loss)
	Gain/(Loss)	Location	Income	Location	Recorded
Instrument	Effective Portion	Effective Portion	Effective Portion	Ineffective Portion	Ineffective Portion
(In Thousands)

Interest rate swaps — hedge	$(1)	Interest expense	$(3)	N/A	$—
Interest rate swaps — non-hedge	$—	N/A	$—	Other noninterest income	$(667)
Interest rate swaps — non-hedge	$—	N/A	$—	Other noninterest income	$946

Note 18 — Commitments, Contingencies, and Financial Instruments with Off-Balance Sheet Risk
The Banks are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of clients. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. The contract amounts reflect the extent of involvement the Banks have in these particular classes of financial instruments.
In the event of non-performance, the Banks’ exposure to credit loss for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for instruments reflected in the consolidated financial statements. An accrual for credit losses on financial instruments with off-balance sheet risk would be recorded separate from any valuation account related to any such recognized financial instrument. As of December 31, 2010 and 2009, there were no accrued credit losses for financial instruments with off-balance sheet risk.
Financial instruments whose contract amounts represent potential credit risk at December 31, 2010 and 2009, respectively, are as follows:

	At December 31,
	2010	2009
	(In Thousands)

Commitments to extend credit, primarily commercial loans	$230,619	$255,140
Standby letters of credit	6,793	7,015
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
Management has estimated that there is no probable loss expected from the funding of loan commitments or standby letters of credit at December 31, 2010.
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

Note 19 — Fair Value
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
Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
December 31, 2010	Level 1	Level 2	Level 3	Total
	(In Thousands)

Assets:
Collateralized mortgage obligations — government agencies	$—	$152,776	$—	$152,776
Collateralized mortgage obligations — government sponsored enterprises	—	603	—	603
Interest rate swaps	—	2,841	—	2,841

Liabilities:
Interest rate swaps	$—	$2,841	$—	$2,841

	Fair Value Measurements Using
December 31, 2009	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Collateralized mortgage obligations —government agencies	$—	$118,509	$—	$118,509
Collateralized mortgage obligations — government sponsored enterprises	—	3,777	—	3,777
Interest rate swaps	—	1,297	—	1,297

Liabilities:
Interest rate swaps	$—	$1,297	$—	$1,297
There were no transfers in or out of Level 1, 2, or 3 during the years ended December 31, 2010 or 2009.
Assets and liabilities measured at fair value on a nonrecurring basis, segregated by fair value hierarchy are summarized below:

					Total
	Balance at	Fair Value Measurements Using			Gains
	December 31, 2010	Level 1	Level 2	Level 3	(Losses)
	(In Thousands)
Impaired loans	$22,241	$—	$18,112	$4,129	$—
Foreclosed properties	1,750		1,660	90	(326)
Goodwill	—	—	—	—	(2,689)

					Total
	Balance at	Fair Value Measurements Using			Gains
	December 31, 2009	Level 1	Level 2	Level 3	(Losses)
	(In Thousands)

Impaired loans	$17,596	$—	$14,820	$2,775	—
Foreclosed properties	1,671	—	$1,671	—	(525)
Impaired loans that are collateral dependent were written down to their fair value of $22.2 million and $17.6 million through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value at December 31, 2010 and 2009, respectively. Valuation techniques consistent with the market approach, income approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable or significant adjustments to such data were necessary to adjust to the current period, the loan balance is reflected within Level 3 of the hierarchy.
Certain non-financial assets subject to measurement at fair value on a non-recurring basis included goodwill and foreclosed properties and repossessed assets. The Corporation’s goodwill is not amortized but is subject to an annual impairment evaluation. The Corporation conducts its annual evaluation in June of each year. Based upon the results of this analysis in June 2010, the Corporation determined that goodwill of the reporting unit was fully impaired as of June 30, 2010. For the year ended December 31, 2010, the Corporation recorded an impairment of goodwill in the amount of $2.7 million. There was no impairment of goodwill for the year ended December 31, 2009.

Foreclosed properties, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan and lease losses based upon the fair value of the foreclosed property. The fair value of a foreclosed property, upon initial recognition, is estimated using Level 2 inputs based on observable market data, typically an appraisal, or Level 3 inputs based upon assumptions specific to the individual property or equipment. Subsequent impairments of foreclosed properties and repossessed assets are recorded to loss on foreclosed properties. During the year ended December 31, 2010, approximately $1.8 million of outstanding loans were transferred to foreclosed properties as the Corporation claimed title to the respective assets. During the year ended December 31, 2010, the Corporation completed an evaluation of certain of its foreclosed assets. Based upon the evaluation and the results of the impairment calculation, we recognized impairment losses of approximately $326,000 on foreclosed properties. The activity of the Corporation’s foreclosed properties is summarized as follows:

	As of and for the year ended
	December 31,
	2010	2009
	(In Thousands)
Balance at the beginning of the period	$1,671	$3,011
Transfer of loans to foreclosed properties, at lower of cost or fair value	1,842	2,251
Impairment adjustments	(326)	(525)
Proceeds from sale of properties	(1,557)	(2,900)
Gain (loss) on sale of properties	120	(166)

Balance at the end of the period	$1,750	$1,671

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below:

	December 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$50,819	$50,819	$112,737	$112,737
Securities available-for-sale	153,379	153,379	122,286	122,286
Loans and lease receivables, net	860,935	852,790	839,807	820,286
Federal Home Loan Bank stock	2,367	2,367	2,367	2,367
Cash surrender value of life insurance	16,950	16,950	16,254	16,254
Accrued interest receivable	3,405	3,405	3,212	3,212
Interest rate swaps	2,841	2,841	1,297	1,297

Financial liabilities:
Deposits	$988,298	$998,713	$984,374	$1,000,027
Federal Home Loan Bank and other borrowings	41,504	41,567	57,515	58,125
Junior subordinated notes	10,315	7,224	10,315	7,237
Interest rate swaps	2,841	2,841	1,297	1,297
Accrued interest payable	3,643	3,643	4,359	4,359

Off balance sheet items:
Standby letters of credit	41	41	38	38
Commitments to extend credit	—	*	—	*

*	Not meaningful

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
The carrying amounts reported for cash and cash equivalents, interest bearing deposits, accrued interest receivable and accrued interest payable approximate fair value because of their short-term nature and because they do not present unanticipated credit concerns.
Securities: The fair value measurements of investment securities are determined by a third party pricing service which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other things.
Loans and Leases: The fair value estimation process for the loan portfolio uses an exit price concept and reflects discounts the Corporation believes are consistent with liquidity discounts in the market place. Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing and nonperforming loans is calculated by discounting scheduled and expected cash flows through the estimated maturity using estimated market rates that reflect the credit and interest rate risk inherent in the portfolio of loans and then applying a discount factor based upon the embedded credit risk of the loan and the fair value of collateral securing nonperforming loans when the loan is collateral dependent. The estimate of maturity is based on the Banks’ historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.
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
Note 20 — Condensed Parent Only Financial Information
The following represents the condensed financial information of the Parent Company:
Condensed Balance Sheets

	At December 31,
	2010	2009
	(In Thousands)
Assets
Cash and cash equivalents	$308	$1,941
Investments in subsidiaries, at equity	104,861	101,709
Leasehold improvements and equipment, net	480	587
Other assets	940	807

Total assets	$106,589	$105,044

Liabilities and Stockholders’ Equity
Borrowed funds	$49,325	$49,325
Other liabilities	1,929	1,326

Total liabilities	51,254	50,651
Stockholders’ equity	55,335	54,393

Total liabilities and stockholders’ equity	$106,589	$105,044

Condensed Statements of Income

	Year Ended December 31,
	2010	2009
	(In Thousands)

Interest income	$—	$12
Interest expense	3,288	3,034

Net interest expense	(3,288)	(3,022)

Non-interest income
Consulting and rental income from consolidated subsidiaries	7,873	7,746
Other	141	153

Total non-interest income	8,014	7,899

Non-interest expense	7,285	7,106

Loss before tax benefit and equity in undistributed net income of consolidated subsidiaries	(2,559)	(2,229)
Income tax benefit	(934)	(836)

Loss before equity in undistributed net income of consolidated subsidiaries	(1,625)	(1,393)
Equity in undistributed net income of consolidated subsidiaries	2,566	2,434

Net income	$941	$1,041

Condensed Statements of Cash Flows

	Year Ended December 31,
	2010	2009
	(In Thousands)
Operating activities
Net income	$941	$1,041
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of consolidated subsidiaries	(2,566)	(2,434)
Share-based compensation	185	245
Increase in liabilities	599	227
Other, net	(26)	246

Net cash used in operating activities	(867)	(675)

Investing activities
Payments for investment in and advances to subsidiaries	—	—

Net cash used in investing activities	—	—

Financing activities
Proceeds from issuance of long-term debt	—	31,000
Repayment of long-term debt	—	(31,000)
Purchase of treasury stock	(55)	(65)
Dividends paid	(711)	(711)

Net cash provided by financing activities	(766)	(776)

Decrease in cash and cash equivalents	(1,633)	(1,451)
Cash and cash equivalents at beginning of year	1,941	3,392

Cash and cash equivalents at end of year	$308	$1,941

Note 21 — Condensed Quarterly Earnings (unaudited)

	2010				2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands, Except per share data)

Interest income	$14,366	$13,940	$14,176	$14,144	$13,805	$14,031	$14,235	$14,285
Interest expense	(6,519)	(6,249)	(6,016)	(5,891)	(7,317)	(7,186)	(6,902)	(6,917)

Net interest income	7,847	7,691	8,160	8,253	6,488	6,845	7,333	7,368
Provision for loan losses	(1,344)	(1,069)	(1,954)	(2,677)	(2,197)	(1,647)	(1,378)	(3,003)
Non-interest income	1,629	1,685	1,671	1,758	1,562	1,455	1,889	1,544
Non-interest expense	(6,544)	(6,532)	(6,379)	(6,216)	(6,161)	(6,253)	(5,528)	(6,559)
Goodwill impairment	—	(2,689)	—	—	—	—	—	—

Income before income taxes	1,588	(914)	1,498	1,118	(308)	400	2,316	(650)
Income taxes	(689)	(611)	(529)	(520)	115	(140)	(963)	271

Net income	$899	$(1,525)	$969	$598	$(193)	$260	$1,353	$(379)

Per common share data:
Basic earnings per share	$0.35	$(0.60)	$0.38	$0.24	$(0.08)	$0.10	$0.53	$(0.14)
Diluted earnings per share	0.35	(0.60)	0.38	0.24	(0.08)	0.10	0.53	(0.14)
Dividends	0.07	0.07	0.07	0.07	0.07	0.07	0.07	0.07

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Business Financial Services, Inc.
We have audited the accompanying consolidated balance sheets of First Business Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Business Financial Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Milwaukee, Wisconsin
March 11, 2011

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2010.
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
Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2010.
On July 21, 2010, the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act made permanent the SEC’s non-accelerated filer’s exemption, previously set to expire after December 15, 2010, from compliance with Section 404(b) of the Sarbanes-Oxley Act of 2002, or SOX. Therefore, as a non-accelerated filer, the Corporation is permanently exempted from the SOX requirement that SEC registrants provide an attestation report on the effectiveness of internal controls over financial reporting by the Corporation’s independent registered public accounting firm.
Changes in Internal Control over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information
None.
PART III.

Item 10.	Directors, Executive Officers and Corporate Governance
(a)	Directors of the Registrant. Information with respect to the Directors of the registrant, included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 16, 2011 under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
(b)	Executive Officers of the Registrant. The information is presented in Item 1 of this document.
(c)	Code of Ethics. The Corporation has adopted a code of ethics applicable to all employees, including the principal executive and principal accounting officer of the Corporation. The FBFS Code of Ethics is posted on the Corporation’s website at www.firstbusiness.com

Item 11.	Executive Compensation
Information with respect to compensation for our directors and officers included in the definitive Proxy Statement for the Annual Meeting to be held on May 16, 2011 included within the summary compensation table is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management, included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 16, 2011 under the captions “Principal Shareholders” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 16, 2011 under the caption “Related Party Transactions” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information with respect to principal accounting fees and services included in the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 16, 2011 under the caption “Independent Registered Public Accounting Firm” is incorporated herein by reference.
PART IV.

Item 15.	Exhibits, Financial Statements Schedules
The consolidated financial statements listed on the Index included under “Item 7 — Financial Statements and Supplementary Data” are filed as a part of this Form 10-K. All financial statement schedules have been included in the consolidated financial statements or are either not applicable or not significant.
Exhibits. See Exhibit Index.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.

March 11, 2011	/s/ Corey A. Chambas Corey A. Chambas
Chief Executive Officer

March 11, 2011	/s/ James F. Ropella James F. Ropella
Chief Financial Officer

March 11, 2011	/s/ Shauna M. Gnorski Shauna M. Gnorski
Chief Accounting Officer

March 11, 2011	/s/ Jerome J. Smith Jerome J. Smith
Chairman of the Board of Directors

March 11, 2011	/s/ Leland C. Bruce Leland C. Bruce
Director

March 11, 2011	/s/ Mark D. Bugher Mark D. Bugher
Director

March 11, 2011	/s/ Jam A. Eddy Jan A. Eddy
Director

March 11, 2011	/s/ John M. Silseth John M. Silseth
Director

March 11, 2011	/s/ Barbara H. Stephens Barbara H. Stephens
Director

March 11, 2011	/s/ Dean W. Voeks Dean W. Voeks
Director

March 11, 2011	/s/ Gary E. Zimmerman Gary E. Zimmerman
Director

Exhibit No.	Exhibit Name

3.1
Amended and Restated Articles of Incorporation of First Business Financial Services, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on March 12, 2010)

3.2	Amended and Restated Bylaws of First Business Financial Services, Inc., as amended (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on March 12, 2010)

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

10.9	Annual Incentive Bonus Program (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on January 27, 2011)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Amended Registration Statement on Form 10 filed April 28, 2005)

23	Consent of KPMG LLP

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Senior Vice President and Chief Financial Officer

32	Certification of the Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99
Proxy Statement for the Annual Meeting of the Stockholders (to be filed with the SEC under Regulation 14A within 120 days after December 31, 2010; except to the extent specifically incorporated by reference, the Proxy Statement for the Annual Meeting of the Stockholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K)