Form 10-Q
period 2011-03-31
First Business Financial Services, Inc.
filed 2011-04-29
CIK 1305399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on April 20, 2011 was 2,597,444 shares.

[This page intentionally left blank]

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information

Item 1.	Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2011	2010
	(In Thousands, Except Share Data)

Assets
Cash and due from banks	$8,761	$9,450
Short-term investments	51,571	41,369

Cash and cash equivalents	60,332	50,819
Securities available-for-sale, at fair value	159,793	153,379
Loans and leases receivable, net of allowance for loan and lease losses of $16,802 and $16,271, respectively	851,104	860,935
Leasehold improvements and equipment, net	951	974
Foreclosed properties	2,327	1,750
Cash surrender value of bank-owned life insurance	17,125	16,950
Investment in Federal Home Loan Bank stock, at cost	2,367	2,367
Accrued interest receivable and other assets	18,866	19,883

Total assets	$1,112,865	$1,107,057

Liabilities and Stockholders’ Equity
Deposits	$996,080	$988,298
Federal Home Loan Bank and other borrowings	39,501	41,504
Junior subordinated notes	10,315	10,315
Accrued interest payable and other liabilities	10,652	11,605

Total liabilities	1,056,548	1,051,722

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 2,680,360 shares issued, 2,597,538 and 2,597,820 shares outstanding at 2011 and 2010, respectively	27	27
Additional paid-in capital	25,408	25,253
Retained earnings	30,975	29,808
Accumulated other comprehensive income	1,455	1,792
Treasury stock (82,822 and 82,540 shares at 2011 and 2010, respectively), at cost	(1,548)	(1,545)

Total stockholders’ equity	56,317	55,335

Total liabilities and stockholders’ equity	$1,112,865	$1,107,057

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
	(In Thousands, Except Share Data)
Interest income:
Loans and leases	$12,920	$13,190
Securities income, taxable	1,117	1,135
Short-term investments	33	41

Total interest income	14,070	14,366

Interest expense:
Deposits	4,650	5,511
Notes payable and other borrowings	662	734
Junior subordinated notes	274	274

Total interest expense	5,586	6,519

Net interest income	8,484	7,847
Provision for loan and lease losses	1,404	1,344

Net interest income after provision for loan and lease losses	7,080	6,503

Non-interest income:
Trust and investment services fee income	641	567
Service charges on deposits	373	398
Loan fees	331	291
Increase in cash surrender value of bank-owned life insurance	167	161
Credit, merchant and debit card fees	52	51
Other	108	161

Total non-interest income	1,672	1,629

Non-interest expense:
Compensation	3,737	3,495
Occupancy	341	372
Professional fees	427	519
Data processing	310	299
Marketing	279	195
Equipment	114	145
FDIC insurance	759	782
Collateral liquidation costs	242	224
Loss on foreclosed properties	51	113
Other	500	400

Total non-interest expense	6,760	6,544

Income before income tax expense	1,992	1,588
Income tax expense	643	689

Net income	$1,349	$899

Earnings per share:
Basic	$0.52	$0.35
Diluted	0.52	0.35
Dividends declared per share	0.07	0.07
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	income	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2009	$26	$24,731	$29,582	$1,544	$(1,490)	$54,393
Comprehensive income:
Net income	—	—	899	—	—	899
Unrealized securities gains arising during the period	—	—	—	423	—	423
Income tax effect	—	—	—	(171)	—	(171)

Comprehensive income						1,151
Share-based compensation — restricted shares	—	136	—	—	—	136
Cash dividends ($0.07 per share)	—	—	(179)	—	—	(179)
Treasury stock purchased (1,165 shares)	—	—	—	—	(11)	(11)

Balance at March 31, 2010	$26	$24,867	$30,302	$1,796	$(1,501)	$55,490

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Treasury
	stock	capital	earnings	income	stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2010	$27	$25,253	$29,808	$1,792	$(1,545)	$55,335
Comprehensive income:
Net income	—	—	1,349	—	—	1,349
Unrealized securities losses arising during the period	—	—	—	(537)	—	(537)
Income tax effect	—	—	—	200	—	200

Comprehensive income						1,012
Share-based compensation — restricted shares	—	155	—	—	—	155
Cash dividends ($0.07 per share)	—	—	(182)	—	—	(182)
Treasury stock purchased (282 shares)	—	—	—	—	(3)	(3)

Balance at March 31, 2011	$27	$25,408	$30,975	$1,455	$(1,548)	$56,317

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
	(In Thousands)
Operating activities
Net income	$1,349	$899
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(45)	(1,052)
Provision for loan and lease losses	1,404	1,344
Depreciation, amortization and accretion, net	463	318
Share-based compensation	155	136
Increase in cash surrender value of bank-owned life insurance	(167)	(161)
Origination of loans for sale	(811)	(250)
Sale of loans originated for sale	814	250
Gain on sale of loans originated for sale	(3)	—
Loss on foreclosed properties	51	113
Decrease (increase) in accrued interest receivable and other assets	1,492	(175)
(Decrease) increase in accrued interest payable and other liabilities	(969)	3,078

Net cash provided by operating activities	3,733	4,500

Investing activities
Proceeds from maturities of available-for-sale securities	10,914	9,492
Purchases of available-for-sale securities	(18,243)	(18,842)
Proceeds from sale of foreclosed properties	307	368
Net decrease (increase) in loans and leases	7,492	(1,062)
Investment in Aldine Capital Fund, L.P.	(210)	—
Purchases of leasehold improvements and equipment, net	(66)	(58)
Premium payment on bank owned life insurance policies	(8)	(8)

Net cash provided by (used in) investing activities	186	(10,110)

Financing activities
Net increase (decrease) in deposits	7,782	(19,827)
Repayment of FHLB advances	(2,003)	(2)
Cash dividends paid	(182)	(179)
Purchase of treasury stock	(3)	(11)

Net cash provided by (used in) financing activities	5,594	(20,019)

Net increase (decrease) in cash and cash equivalents	9,513	(25,629)
Cash and cash equivalents at the beginning of the period	50,819	112,737

Cash and cash equivalents at the end of the period	$60,332	$87,108

Supplementary cash flow information
Interest paid on deposits and borrowings	$5,360	$5,960
Income taxes paid	890	33
Transfer to foreclosed properties	935	143
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
Note 1 — Principles of Consolidation
The unaudited consolidated financial statements include the accounts and results of First Business Financial Services, Inc. (FBFS or the Corporation), and its wholly-owned subsidiaries, First Business Bank and First Business Bank — Milwaukee (Banks). In accordance with the provisions of Accounting Standards Codification (ASC) Topic 810, the Corporation’s ownership interest in FBFS Statutory Trust II (Trust II) has not been consolidated into the financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
Note 2 — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2010 except as described below in Note 3.
In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included in the unaudited consolidated financial statements. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2011. Certain amounts in prior periods have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the issuance of the unaudited consolidated financial statements.
Note 3 — Recent Accounting Pronouncements
Allowance for Credit Losses. In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This new accounting guidance requires additional disclosures in the notes to the consolidated financial statements regarding the nature of credit risk inherent in the loan and lease portfolio, how the credit risk is analyzed and assessed in arriving at the allowance for credit losses and the changes in the loan portfolio and the allowance for credit losses. For the Corporation, period end disclosures were required as of December 31, 2010 and disclosures about activity that occurs during the period became effective for interim and annual reporting periods beginning on or after December 15, 2010. Refer to Note 7 — Loan Lease Receivables, Impaired Loans, and Allowance for Loan and Lease Losses for further information.
Troubled Debt Restructuring. In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. This accounting guidance provides for clarification and guidance for evaluating whether a restructuring constitutes a troubled debt restructuring. The guidance specifically states that a creditor must separately conclude that both of the following conditions exist for a restructuring to constitute a troubled debt restructuring: 1) the restructuring constitutes a concession and 2) the debtor is experiencing financial difficulties. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The impact on the allowance for loan and lease losses as a result of the identification of additional troubled debt restructurings, if any, is to be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The Corporation is currently evaluating the financial impact on the consolidated financial condition and results of operations.

Note 4 — Earnings Per Share
Earnings per common share are computed using the two-class method. Basic earnings per common share are computed by dividing net income allocated to common shares by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of the Corporation’s common stock. Diluted earnings per share are computed by dividing net income allocated to common shares adjusted for reallocation of undistributed earnings of unvested restricted shares by the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents using the treasury stock method. For the three month periods ended March 31, 2011 and 2010, average anti-dilutive employee share-based awards totaled 202,741 and 200,332, respectively.

	For the Three Months
	Ended March 31,
	2011	2010

Distributed earnings allocated to common stockholders	$174,849	$173,177
Undistributed earnings allocated to common stockholders	1,122,814	702,253

Income available to common stockholders for basic earnings per share	1,297,663	875,430
Reallocation of undistributed earnings for diluted earnings per share	—	—

Income available to common stockholders for diluted earnings per share	$1,297,663	$875,430

Basic average shares	2,497,918	2,473,557
Dilutive effect of share-based awards	—	—

Dilutive average shares	2,497,918	2,473,557

Earnings per common share:
Basic	$0.52	$0.35
Diluted	0.52	0.35
Note 5 — Share-Based Compensation
The Corporation adopted an equity incentive plan in 2001 and the 2006 Equity Incentive Plan (the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors of FBFS and provide for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options (“Stock Options”) as well as restricted stock. As of March 31, 2011, 74,507 shares are available for future grants under the 2006 Equity Incentive Plan. Shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the 2001 and 2006 Plans. The Corporation may issue new shares and shares from treasury for shares delivered under the Plans. The 2001 Plan expired February 16, 2011. The 2006 plan expires January 30, 2016.
Stock Options
The Corporation may grant Stock Options to senior executives and other employees under the Plans. Stock Options generally have an exercise price that is equal to the fair value of the common shares on the date the option is awarded. Stock Options granted under the 2001 and 2006 Plans are subject to graded vesting, generally ranging from four to eight years, and have a contractual term of 10 years. For any new awards issued, compensation expense is recognized over the requisite service period for the entire award on a straight-line basis. No Stock Options have been granted since the Corporation met the definition of a public entity and no Stock Options have been modified, repurchased or cancelled. Therefore, no stock-based compensation related to Stock Options was recognized in the consolidated financial statements for the three months ended March 31, 2011 and 2010. As of March 31, 2011, all Stock Options granted and not previously forfeited have vested.

Stock Option activity for the year ended December 31, 2010 and three months ended March 31, 2011 was as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Options	Exercise Price	Life (Years)
Outstanding at December 31, 2009	142,790	$22.01	3.66
Granted	—	—
Exercised	—	—
Expired	(4,024)	19.38
Forfeited	—	—

Outstanding at December 31, 2010	138,766	22.09	2.75

Exercisable at December 31, 2010	138,766		2.75

Outstanding as of December 31, 2010	138,766	$22.09	2.75
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding at March 31, 2011	138,766	$22.09	2.50

Exercisable at March 31, 2011	138,766	$22.09	2.50

Restricted Shares
Under the Plans, the Corporation may grant restricted shares to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While the restricted shares are subject to forfeiture, the participant may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The restricted shares granted under the Plans are subject to graded vesting. Compensation expense is recognized over the requisite service period of four years for the entire award on a straight-line basis. Upon vesting of restricted share awards, the benefits of tax deductions in excess of recognized compensation expense is recognized as a financing cash flow activity. For the three months ended March 31, 2011, there was one restricted share award that vested on a date at which the market price was greater than the market value on the date of grant; however, the excess tax benefit was less than $1,000. For the three months ended March 31, 2010, all restricted share awards vested on a date at which the market price was lower than the market value on the date of grant; therefore no excess tax benefit is reflected in the unaudited consolidated statement of cash flows for that period.

Restricted share activity for the year ended December 31, 2010 and the three months ended March 31, 2011 was as follows:

		Weighted Average
	Number of	Grant-Date
	Restricted Shares	Fair Value
Nonvested balance as of December 31, 2009	70,262	$17.88
Granted	64,725	13.97
Vested	(33,430)	19.28
Forfeited	(375)	14.55

Nonvested balance as of December 31, 2010	101,182	$14.93
Granted	—	—
Vested	(2,378)	18.15
Forfeited	—	—

Nonvested balance as of March 31, 2011	98,804	$14.85

As of March 31, 2011, $1.1 million of deferred compensation expense was included in additional paid-in capital in the consolidated balance sheet related to unvested restricted shares which the Corporation expects to recognize over three years. As of March 31, 2011, all restricted shares that vested were delivered. For the three months ended March 31, 2011 and 2010, share-based compensation expense included in the consolidated statements of income totaled $155,000 and $136,000, respectively.
Note 6 — Securities
The amortized cost and estimated fair values of securities available-for-sale were as follows:

	As of March 31, 2011
		Gross	Gross
		unrealized	unrealized	Estimated
	Amortized cost	holding gains	holding losses	fair value
	(In Thousands)
Collateralized mortgage obligations — government agencies	$157,073	$2,810	$(514)	$159,369
Collateralized mortgage obligations — government-sponsored enterprises	417	7	—	424

	$157,490	$2,817	$(514)	$159,793

	As of December 31, 2010
		Gross	Gross
		unrealized	unrealized	Estimated
	Amortized cost	holding gains	holding losses	fair value
	(In Thousands)
Collateralized mortgage obligations — government agencies	$149,948	$3,255	$(427)	$152,776
Collateralized mortgage obligations — government-sponsored enterprises	591	12	—	603

	$150,539	$3,267	$(427)	$153,379

Collateralized mortgage obligations — government agencies represent securities guaranteed by the Government National Mortgage Association. Collateralized mortgage obligations — government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at March 31, 2011 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties.

		Estimated
	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$—	$—
Due in one year through five years	526	546
Due in five through ten years	1,802	1,855
Due in over ten years	155,162	157,392

	$157,490	$159,793

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010. At March 31, 2011 and December 31, 2010, the Corporation had 24 out of 132 securities and 17 out of 133 securities that were in an unrealized loss position, respectively. Such securities have not experienced credit rating downgrades however; they have declined in value due to the current interest rate environment. At March 31, 2011, the Corporation did not hold any securities that had been in a continuous loss position for twelve months or greater. The Corporation also has not specifically identified securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. It is expected that the Corporation will recover the entire amortized cost basis of each security based upon an evaluation of the present value of the expected future cash flows. Accordingly, no other than temporary impairment was recorded in the consolidated results of operations for the three months ended March 31, 2011 and 2010.
A summary of unrealized loss information for available-for-sale securities, categorized by security type follows:

	As of March 31, 2011
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)
Collateralized mortgage obligations — government agencies	$47,612	$514	$—	$—	$47,612	$514

	$47,612	$514	$—	$—	$47,612	$514

	As of December 31, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(In Thousands)
Collateralized mortgage obligations — government issued	$31,862	$427	$—	$—	$31,862	$427

	$31,862	$427	$—	$—	$31,862	$427

There were no sales of securities available for sale in the three month periods ended March 31, 2011 and 2010.
At March 31, 2011 and December 31, 2010, securities with a fair value of $27.4 million and $30.8 million, respectively, were pledged to secure public deposits, interest rate swap contracts and outstanding Federal Home Loan Bank (FHLB) advances. Securities pledged also provide for future availability for additional advances from the FHLB.
Note 7 — Loan and Lease Receivables, Impaired Loans and Leases and Allowance for Loan and Lease Losses
Loan and lease receivables consist of the following:

	March 31,	December 31,
	2011	2010
	(In Thousands)
Commercial real estate loans
Commercial real estate — owner occupied	$154,775	$152,560
Commercial real estate — non-owner occupied	308,917	307,307
Construction and land development	60,229	61,645
Multi-family	44,001	43,012
1-4 family	51,099	53,849

Total commercial real estate loans	619,021	618,373

Commercial and industrial loans	212,780	225,921

Direct financing leases, net	17,516	19,288

Consumer and other
Home equity loans and second mortgage loans	5,690	5,091
Consumer and other	13,679	9,315

	19,369	14,406

Total gross loans and lease receivables	868,686	877,988
Less:
Allowance for loan and lease losses	16,802	16,271
Deferred loan fees	780	782

Loans and lease receivables, net	$851,104	$860,935

The total principal amount of loans transferred to third parties, which consisted solely of participation interests in originated loans, during the three months ended March 31, 2011 and 2010 was $1.5 million and $3.1 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting and therefore $1.8 million for the three months ended March 31, 2011 and the $3.1 million for the three months ended March 31, 2010 has been derecognized in the unaudited consolidated financial statements. The Corporation has a continuing involvement in each of the agreements by way of relationship management and servicing the loans; however, there are no further obligations required of the Corporation in the event of default, other than standard representations and warranties related to sold amounts. The loans were transferred at their fair value and no gain or loss was recognized upon the transfer as the participation interest was transferred at or near the date of loan origination. There were no other significant purchases or sales of loan and lease receivables or transfers to loans held for sale during the three months ended March 31, 2011 and 2010.

The total amount of outstanding loans transferred to third parties as loan participations at March 31, 2011 and December 31, 2010 was $61.3 million and $56.0 million, respectively, all of which were treated as a sale and derecognized under the applicable accounting guidance in effect at the time of the transfers of the financial assets. The Corporation continues to have involvement with these loans by way of the relationship management and all servicing responsibilities. As of March 31, 2011 and December 31, 2010, $3.5 million and $3.6 million of the loans in this participation sold portfolio were considered impaired, respectively, and in 2010, the Corporation recognized a $1.4 million charge-off associated with specific credits within the retained portion of this portfolio of loans and is measured by the Corporation’s allowance for loan and lease loss measurement process and policies. The Corporation does not share in the participant’s portion of the charge-offs.
The following information illustrates ending balances of the Corporation’s loan and lease portfolio, including impaired loans by class of receivable, and considering certain credit quality indicators as of March 31, 2011 and December 31, 2010:

	Category
As of March 31, 2011	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$118,584	$16,262	$13,175	$6,754	$154,775
Commercial real estate — non-owner occupied	225,890	45,042	32,682	5,303	308,917
Construction and land development	34,891	6,788	9,051	9,499	60,229
Multi-family	32,543	6,090	815	4,553	44,001
1-4 family	28,270	13,094	5,145	4,591	51,100

Commercial and industrial	165,896	28,199	13,121	5,564	212,780

Direct financing leases, net	11,162	6,057	297	—	17,516

Consumer and other:
Home equity and second mortgages	4,094	75	460	1,060	5,689
Other	11,663	150	—	1,866	13,679

Total portfolio	$632,993	$121,757	$74,746	$39,190	$868,686

Rating as a % of total portfolio	72.87%	14.02%	8.60%	4.51%	100.00%

	Category
As of December 31, 2010	I	II	III	IV	Total
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$113,002	$25,777	$6,780	$7,001	$152,560
Commercial real estate — non-owner occupied	232,868	36,128	33,167	5,144	307,307
Construction and land development	39,662	7,838	4,870	9,275	61,645
Multi-family	31,472	6,049	1,305	4,186	43,012
1-4 family	33,310	11,973	4,329	4,237	53,849

Commercial and industrial	183,051	24,460	11,974	6,436	225,921

Direct financing leases, net	12,666	6,403	219	—	19,288

Consumer and other:
Home equity and second mortgages	3,726	134	292	939	5,091
Other	7,359	50	—	1,906	9,315

Total portfolio	$657,116	$118,812	$62,936	$39,124	$877,988

Rating as a % of total portfolio	74.84%	13.53%	7.17%	4.46%	100.00%
Credit underwriting through a committee process is a key component of the Corporation’s operating philosophy. Business development officers have relatively low individual lending authority limits, therefore requiring that a significant portion of the Corporation’s new credit extensions be approved through various committees depending on the type of loan or lease, amount of the credit, and the related complexities of each proposal. In addition, the Corporation makes every effort to ensure that there is appropriate collateral at the time of origination to protect the Corporation’s interest in the related loan or lease.
Upon origination, subsequent renewals, evaluation of updated financial information from our borrowers, or as other circumstances dictate, each credit is evaluated for proper risk rating. The Corporation uses a nine grade risk rating system to monitor the ongoing credit quality of its loans and leases. The risk rating grades follow a consistent definition, but are then applied to specific loan types based on the nature of the loan. Each risk rating is subjective and depending on the size and nature of the credit subject to various levels of review and concurrence on the stated risk rating. Depending on the type of loan and related risk rating, the Corporation groups loans into four categories, which determine the level and nature of review by management.
Category I — Loans and leases in this category are performing in accordance with the terms of the contract and generally exhibit no immediate concerns regarding the security and viability of the underlying collateral of the debt, financial stability of the borrower, integrity or strength of the borrower’s management team or the business industry in which the borrower operates. Loans and leases in this category are not subject to additional monitoring procedures above and beyond what is required at the origination of the loan or lease. The Corporation monitors Category I loans and leases through payment performance along with personal relationships with our borrowers and monitoring of financial results or other documents or procedures required per the terms of the agreement.
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

Category III — Loans and leases in this category may be classified by the Banks’ regulatory examiners or identified by the Corporation’s business development officers and senior management as warranting special attention. Category III loans and leases generally exhibit undesirable characteristics such as evidence of adverse financial trends and conditions, managerial problems, deteriorating economic conditions within the related industry, or evidence of adverse public filings and may exhibit collateral shortfall positions. Management continues to believe that it will collect all required principal and interest in accordance with the original terms of the contract and therefore Category III loans are considered performing and no specific reserves are established for this category. Management, loan committees of the Banks, as well as by the Banks’ Board of Directors monitor loans and leases in the category on a monthly basis.
Category IV — Management considers loans and leases in this category to be impaired. Impaired loans and leases have been placed on non-accrual as management has determined that it is unlikely that the Banks will receive the required principal and interest in accordance with the contractual terms of the contract. Impaired loans are individually evaluated to assess the need for the establishment of specific reserves or charge-offs. When analyzing the adequacy of collateral, the Corporation obtains external appraisals at least annually for impaired loans and leases. External appraisals are obtained from the Corporation’s approved appraiser listing and are independently reviewed to monitor the quality of such appraisals. To the extent a collateral shortfall position is present, a specific reserve or charge-off will be recorded to reflect the magnitude of the impairment. Management, loan committees of the Banks, as well as the Banks’ Board of Directors monitor loans and leases in this category on a monthly basis.
The delinquency aging of the loan and lease portfolio by class of receivable as of March 31, 2011 and December 31, 2010 were as follows:

				Greater
	30-59		60-89	than 90
	days past		days past	days past	Total		Total
As of March 31, 2011	due(1)		due(2)	due(3)	past due	Current(4)	loans
	(Dollars In Thousands)
Commercial Real Estate:
Owner occupied	$942		$—	$2,923	$3,865	$150,910	$154,775
Non-owner occupied	—		—	2,214	2,214	306,703	308,917
Construction and land development	249		—	1,729	1,978	58,251	60,229
Multi-family	1,185		485	993	2,663	41,338	44,001
1-4 family	230		—	1,113	1,343	49,757	51,100
Commercial & Industrial	6,045		493	695	7,233	205,547	212,780
Direct financing leases, net	—		117	—	117	17,399	17,516
Consumer and other:
Home equity and second mortgages	70		—	345	415	5,274	5,689
Other	64		—	1,815	1,879	11,800	13,679

Total	$8,785	(5)	$1,095	$11,827	$21,707	$846,979	$868,686

Percent of portfolio	1.01%		0.13%	1.36%	2.50%	97.50%	100.00%

(1)	As of March 31, 2011, $2.4 million of loans and leases in this category were considered impaired.

(2)	As of March 31, 2011, $978,000 of loans and lease in this category were considered impaired.

(3)	As of March 31, 2011, all of the loans in this category were considered impaired.

(4)	As of March 31, 2011, $24.0 million of the loans and leases in this category were considered impaired.

(5)	Approximately $5.9 million of this past due balance was associated with one borrower. This credit was specifically evaluated and not considered impaired as of March 31, 2011.

			Greater
	30-59	60-89	than 90
	days past	days past	days past	Total		Total
As of December 31, 2010	due(1)	due(2)	due(3)	past due	Current(4)	loans
	(Dollars In Thousands)
Commercial Real Estate:
Owner occupied	$—	$—	$2,949	$2,949	$149,611	$152,560
Non-owner occupied	—	448	2,222	2,670	304,637	307,307
Construction and land development	850	421	1,136	2,407	59,238	61,645
Multi-family	—	—	1,041	1,041	41,971	43,012
1-4 family	678	—	1,900	2,578	51,271	53,849
Commercial & Industrial	180	1,304	1,702	3,186	222,735	225,921
Direct financing leases, net	—	—	—	—	19,288	19,288
Consumer and other:
Home equity and second mortgages	—	—	257	257	4,834	5,091
Other	4	—	1,857	1,861	7,454	9,315

Total	$1,712	$2,173	$13,064	$16,949	$861,039	$877,988

Percent of portfolio	0.19%	0.25%	1.49%	1.93%	98.07%	100.00%

(1)	As of December 31, 2010, $1.0 million of loans and leases in this category were considered impaired.

(2)	As of December 31, 2010, $1.7 million of loans and lease in this category were considered impaired.

(3)	As of December 31, 2010, all of the loans in this category were considered impaired.

(4)	As of December 31, 2010, $23.3 million of the loans and leases in this category were considered impaired.
As of March 31, 2011 and December 31, 2010, there were no loans that were greater than 90 days past due and still accruing interest.
The Corporation’s non-accrual loans and leases consisted of the following at March 31, 2011 and December 31, 2010, respectively.

	March 31,	December 31,
	2011	2010
	(Dollars In Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$6,754	$6,283
Commercial real estate — non-owner occupied	5,303	5,144
Construction and land development	9,499	9,275
Multi-family	4,553	4,186
1-4 family	4,591	4,237

Total non-accrual commercial real estate	30,700	29,125

Commercial and industrial	5,564	6,436
Direct financing leases, net	—	—

Consumer and other:
Home equity and second mortgage	1,060	939
Other	1,866	1,906

Total non-accrual consumer and other loans	2,926	2,845

Total non-accrual loans and leases	39,190	38,406
Foreclosed properties, net	2,327	1,750

Total non-performing assets	$41,517	$40,156

Performing troubled debt restructurings	$—	$718

	March 31,	December 31,
	2011	2010
Total non-accrual loans and leases to gross loans and leases	4.51%	4.37%
Total non-performing assets to total assets	3.73	3.63
Allowance for loan and lease losses to gross loans and leases	1.93	1.85
Allowance for loan and lease losses to non-accrual loans and leases	42.87	42.37

As of March 31, 2011 and December 31, 2010, $18.1 million and $18.7 million of the impaired loans were considered troubled debt restructurings, respectively. As of March 31, 2011, there were no unfunded commitments associated with troubled debt restructured loans and leases.
The following represents additional information regarding the Corporation’s impaired loans and leases by class:

	Impaired Loans and Leases
	As of and for the Three Months Ended March 31, 2011
							Net
		Unpaid		Average	Foregone	Interest	Foregone
	Recorded	principal	Impairment	recorded	interest	income	Interest
	investment	balance	reserve	investment(1)	income	recognized	Income
	(In Thousands)
With no impairment reserve recorded:
Commercial real estate:
Owner occupied	$5,686	$6,056	$—	$5,098	$111	$86	$25
Non-owner occupied	501	501	—	334	8	—	8
Construction and land development	2,783	3,809	—	2,115	73	—	73
Multi-family	1,670	2,226	—	1,231	41	—	41
1-4 family	3,573	3,761	—	3,186	78	—	78
Commercial and industrial	3,115	4,033	—	3,782	106	38	68
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity loans and second mortgages	565	565	—	588	12	—	12
Other	1,859	2,099	—	1,886	37	—	37

Total	19,752	23,050	—	18,220	466	124	342

With impairment reserve recorded:
Commercial real estate:
Owner occupied	$1,068	$1,068	$63	$1,552	$23	$—	$23
Non-owner occupied	4,802	4,802	1,546	4,763	72	—	72
Construction and land development	6,716	8,137	295	6,956	51	—	51
Multi-family	2,883	3,711	529	2,912	82	—	82
1-4 family	1,018	1,018	334	1,041	15	—	15
Commercial and industrial	2,449	2,449	919	2,087	39	—	39
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity loans and second mortgages	495	495	85	475	8	—	8
Other	7	7	7	8	—	—	—

Total	19,438	21,687	3,778	19,794	290	—	290

Total:
Commercial real estate:
Owner occupied	$6,754	$7,124	$63	$6,650	$134	$86	$48
Non-owner occupied	5,303	5,303	1,546	5,097	80	—	80
Construction and land development	9,499	11,946	295	9,071	124	—	124
Multi-family	4,553	5,937	529	4,143	123	—	123
1-4 family	4,591	4,779	334	4,227	93	—	93
Commercial and industrial	5,564	6,482	919	5,869	145	38	107
Direct financing leases, net	—	—	—	—	—	—	—
Consumer and other:
Home equity loans and second mortgages	1,060	1,060	85	1,063	20	—	20
Other	1,866	2,106	7	1,894	37	—	37

Grand total	$39,190	$44,737	$3,778	$38,014	$756	$124	$632

(1)	Average recorded investment is calculated primarily using daily average balances.

The difference between the loans and leases recorded investment and the unpaid principal balance of $5.5 million represents partial charge-offs resulting from confirmed losses due to the value of the collateral securing the loans and leases being below the carrying values of the loans and leases. As of December 31, 2010, the Corporation had $19.7 million of impaired loans and leases that did not require an impairment reserve, and $19.4 million of impaired loans and leases that did require a specific reserve of $3.5 million. Average total impaired loans and leases was $29.7 million as of December 31, 2010. Net foregone interest on impaired loans was $2.6 million for the year ended December 31, 2010. For the three months ended March 31, 2010, net foregone interest was $486,000.
To determine the level and composition of the allowance for loan and lease losses, the Corporation breaks out the portfolio by segments and risk ratings. First, the Corporation evaluates loans and leases for potential impairment classification. If a loan or lease is determined to be impaired, then the Corporation analyzes the impaired loans and leases on an individual basis to determine a specific reserve based upon the estimated value of the underlying collateral for collateral-dependent loans, or alternatively, the present value of expected cash flows. The Corporation applies historical trends of the previously identified factors to each category of loans and leases that has not been individually evaluated for the purpose of establishing the general portion of the allowance.
A summary of the activity in the allowance for loan and lease losses by portfolio segment is as follows:

	As of and for the Three Months Ended March 31, 2011
		Commercial		Direct
	Commercial	and	Consumer	Financing
	real estate	industrial	and other	Lease, Net	Total
	(Dollars in Thousands)
Allowance for credit losses:
Beginning balance	$11,267	$4,277	$482	$245	$16,271
Charge-offs	(801)	(1)	(99)	—	(901)
Recoveries	—	9	11	8	28
Provision	1,309	77	49	(31)	1,404

Ending Balance	$11,775	$4,362	$443	$222	$16,802

Ending balance: individually evaluated for impairment	$2,767	$919	$92	$—	$3,778

Ending balance: collectively evaluated for impairment	$9,008	$3,443	$351	$222	$13,024

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

Loans and lease receivables:
Ending balance, gross	$619,021	$212,780	$19,369	$17,516	$868,686

Ending balance: individually evaluated for impairment	$30,700	$5,564	$2,926	$—	$39,190

Ending balance: collectively evaluated for impairment	$588,321	$207,216	$16,443	$17,516	$829,496

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

Allowance as % of gross loans	1.90%	2.05%	2.29%	1.27%	1.93%

Note 8 — Deposits
Deposits consisted of the following:

	March 31, 2011			December 31, 2010
		Weighted	Weighted		Weighted
		average	average		average	Weighted
	Balance	balance	rate	Balance	balance	average rate
	(Dollars In Thousands)
Transaction accounts:
Demand deposits	$106,862	$102,302	—%	$88,529	68,430	—%
NOW accounts	25,813	30,584	0.27	44,428	74,784	0.35

Total transaction accounts:	132,675	132,886		132,957	143,214
Money market accounts	287,201	294,434	0.98	276,748	258,569	1.08
Certificates of deposit	85,170	82,177	1.55	79,491	84,828	2.03
Brokered certificates of deposit	491,034	495,028	2.90	499,102	480,709	3.32

Total deposits	$996,080	$1,004,525		$988,298	967,320

Note 9 — FHLB Advances, Other Borrowings and Junior Subordinated Notes Payable
The composition of borrowed funds at March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011			December 31, 2010
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate
	(Dollars In Thousands)
Federal funds purchased	$—	512	0.85%	$—	$—	—%
FHLB advances	491	1,159	5.44	2,494	13,414	4.78
Line of credit	10	8,868	4.00	10	10	4.06
Subordinated notes payable	39,000	39,000	5.70	39,000	39,000	5.55
Junior subordinated notes	10,315	10,315	10.63	10,315	10,315	10.78

	$49,816	59,854		$51,819	$62,739	6.26

Short-term borrowings	$10			$2,010
Long-term borrowings	49,806			49,809

	$49,816			$51,819

As of March 31, 2011, the Corporation was in compliance with its debt covenants under its senior line of credit. The Corporation pays an unused line fee on its secured senior line of credit. For the three months ended March 31, 2011 and 2010, the Corporation incurred unused line fee interest expense of $1,000 and $1,000, respectively.
Note 10 — Fair Value Disclosures
The Corporation determines the fair market values of its financial instruments based on the fair value hierarchy established in ASC Topic 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date and is based on exit prices. Fair value includes assumptions about risk such as nonperformance risk in liability fair values and is a market-based measurement, not an entity-specific measurement. The standard describes three levels of inputs that may be used to measure fair value.

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
Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
March 31, 2011
Assets:
Collateralized mortgage obligations — government agencies	$—	$159,369	$—	$159,369
Collateralized mortgage obligations — government sponsored enterprises	—	424	—	424
Interest rate swaps	—	2,372	—	2,372

Liabilities:
Interest rate swaps	$—	$2,372	$—	$2,372

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
December 31, 2010
Assets:
Collateralized mortgage obligations — government agencies	$—	$152,776	$—	$152,776
Collateralized mortgage obligations — government sponsored enterprises	—	603	—	603
Interest rate swaps	—	2,841	—	2,841

Liabilities:
Interest rate swaps	$—	$2,841	$—	$2,841
There were no transfers in or out of Level 1 or 2 during the three months ended March 31, 2011 or the year ended December 31, 2010.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

		As of and for the Three Months Ended March 31, 2011
					Total
	Balance at	Fair Value Measurements Using			Gains
	March 31, 2011	Level 1	Level 2	Level 3	(Losses)
	(In Thousands)

Impaired loans	$22,175	$—	$19,935	$2,240	$—
Foreclosed properties	2,327	—	2,243	84	(69)

		As of and for the year ended December 31, 2010
					Total
	Balance at	Fair Value Measurements Using			Gains
	December 31, 2010	Level 1	Level 2	Level 3	(Losses)
	(In Thousands)

Impaired loans	$22,241	$—	$18,112	$4,129	$—
Foreclosed properties	1,750	—	1,660	90	(326)
Goodwill	—	—	—	—	(2,689)
Impaired loans that are collateral dependent were written down to their fair value of $22.2 million and $22.2 million at March 31, 2011 and December 31, 2010, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within Level 3 of the hierarchy.
Certain non-financial assets subject to measurement at fair value on a non-recurring basis included foreclosed properties. Foreclosed properties, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan and lease losses, if deemed necessary, based upon the fair value of the foreclosed property. The fair value of a foreclosed property, upon initial recognition, is estimated using Level 2 inputs based on observable market data, typically an appraisal, or Level 3 inputs based upon assumptions specific to the individual property or equipment. Subsequent impairments of foreclosed properties are recorded as a loss on foreclosed properties. During the three months ended March 31, 2011, $935,000 of outstanding loans were transferred to foreclosed properties as the Corporation claimed title to the respective assets. During the three months ended March 31, 2011, the Corporation completed an evaluation of certain of its foreclosed assets. Based upon the evaluation and the results of the impairment calculation, we recognized impairment losses of $69,000 on foreclosed properties for the three months ended March 31, 2011. At March 31, 2011 and December 31, 2010, foreclosed properties, at fair value, were $2.3 million and $1.8 million, respectively.

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$60,332	$60,332	$50,819	$50,819
Securities available-for-sale	159,793	159,793	153,379	153,379
Loans and lease receivables, net	851,104	842,171	860,935	852,790
Federal Home Loan Bank stock	2,367	2,367	2,367	2,367
Cash surrender value of life insurance	17,125	17,125	16,950	16,950
Accrued interest receivable	3,343	3,343	3,405	3,405
Interest rate swaps	2,372	2,372	2,841	2,841

Financial liabilities:
Deposits	$996,080	$1,003,575	$988,298	$998,713
Federal Home Loan Bank and other borrowings	39,501	39,549	41,504	41,567
Junior subordinated notes	10,315	5,917	10,315	7,224
Interest rate swaps	2,372	2,372	2,841	2,841
Accrued interest payable	3,869	3,689	3,643	3,643

Off balance sheet items:
Standby letters of credit	31	31	41	41
Commitments to extend credit	—	*	—	*

*	Not meaningful
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
Financial Instruments with Off-Balance Sheet Risks: The fair value of the Corporation’s off-balance sheet instruments is based on quoted market prices and fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the related counterparty. Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would generally be established at market rates at the time of the draw. Fair value would principally derive from the present value of fees received for those products.
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
At March 31, 2011, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was $50.4 million. The Corporation receives fixed rates and pays floating rates based upon LIBOR on the swaps with commercial borrowers. The aggregate amortizing notional value of interest rate swaps with dealer counterparties was also $50.4 million. The Corporation pays fixed rates and receives floating rates based upon LIBOR on the swaps with dealer counterparties. These interest rate swaps mature in 2013 through 2019. The commercial borrower swaps were reported on the Corporation’s balance sheet as a derivative asset of $2.4 million and were included in accrued interest receivable and other assets and as a derivative liability of $14,000 and included in accrued interest payable and other liabilities. Dealer counterparty swaps were reported on the Corporation’s balance sheet as a net derivative liability of $2.4 million due to master netting and settlement contracts with dealer counterparties and were included in accrued interest payable and other liabilities as of March 31, 2011.
The table below provides information about the location and fair value of the Corporation’s derivative instruments as of March 31, 2011 and December 31, 2010.

	Interest Rate Swap Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In Thousands)

Derivatives not designated as hedging instruments
March 31, 2011	Other assets	$2,372	Other liabilities	$2,372
December 31, 2010	Other assets	$2,841	Other liabilities	$2,841
No derivative instruments held by the Corporation for the three months ended and as of March 31, 2011 were considered hedging instruments. All changes in the fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio the change in fair value for the three months ended March 31, 2011 had no net impact to the unaudited consolidated income statement.
Note 12 — Regulatory Capital
The Corporation and the Banks are subject to various regulatory capital requirements administered by Federal and State of Wisconsin banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions on the part of regulators, that if undertaken, could have a direct material effect on the Banks’ assets, liabilities and certain off-balance sheet items as calculated under regulatory practices. The Corporation’s and the Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In the event that (i) the FDIC or the Wisconsin Department of Financial Institutions (the Division) should increase minimum required levels of capital; (ii) the total assets of the Banks increase significantly; (iii) the total income of the Banks decreases significantly; or (iv) any combination of the foregoing occurs, then the FDIC or the Division may limit the amount of dividends the Boards of Directors of the Banks may declare or pay to the Corporation. In addition, the Board of Directors of the Corporation may be similarly restricted by its regulator as to the level of dividends the Corporation may declare or pay.

Qualitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Tier 1 capital generally consists of stockholders’ equity plus certain qualifying debentures and other specified items less intangible assets such as goodwill. Risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. Management believes, as of March 31, 2011, that the Corporation and the Banks met all applicable capital adequacy requirements.
As of March 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. In addition, the Banks exceeded the minimum net worth requirement of 6.0% required by the State of Wisconsin at December 31, 2010, the latest evaluation date.
The following table summarizes the Corporation’s and Banks’ capital ratios and the ratios required by their federal regulators at March 31, 2011 and December 31, 2010, respectively:

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of March 31, 2011

Total capital (to risk-weighted assets)
Consolidated	$109,020	11.64%	$74,907	8.00%	N/A	N/A
First Business Bank	102,021	12.21	66,863	8.00	$83,579	10.00%
First Business Bank — Milwaukee	14,456	14.60	7,919	8.00	9,899	10.00

Tier 1 capital (to risk-weighted assets)
Consolidated	$64,835	6.92%	$37,453	4.00%	N/A	N/A
First Business Bank	91,527	10.95	33,432	4.00	$50,148	6.00%
First Business Bank — Milwaukee	13,202	13.34	3,960	4.00	5,939	6.00

Tier 1 capital (to average assets)
Consolidated	$64,835	5.74%	$45,142	4.00%	N/A	N/A
First Business Bank	91,527	9.36	39,095	4.00	$48,868	5.00%
First Business Bank — Milwaukee	13,202	8.80	6,001	4.00	7,502	5.00

					Minimum Required to be Well
					Capitalized Under Prompt
			Minimum Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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
Forward-Looking Statements
When used in this report the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including, without limitation, changes in economic conditions in the market areas of First Business Bank (“FBB”) or First Business Bank — Milwaukee (“FBB — Milwaukee”), changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in the market areas of FBB or FBB — Milwaukee, borrowers defaulting in the repayment of loans and competition. These risks could cause actual results to differ materially from what First Business Financial Services, Inc. (“FBFS”) has anticipated or projected. These risk factors and uncertainties should be carefully considered by potential investors. See Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010 for discussion relating to risk factors impacting the Corporation. Investors should not place undue reliance on any such forward-looking statement, which speaks only as of the date on which it was made. The factors described within this Form 10-Q could affect the financial performance of FBFS and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
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
General
Unless otherwise indicated or unless the context requires otherwise, all references in this Report to “FBFS”, the “Corporation”, “we”, “us”, “our”, or similar references mean First Business Financial Services, Inc. together with our subsidiaries. “FBB” or “FBB — Milwaukee” or the “Banks” are used to refer to our subsidiaries, First Business Bank and First Business Bank — Milwaukee, alone.
Overview
FBFS is a registered bank holding company incorporated under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned banking subsidiaries, FBB and FBB-Milwaukee. All of the operations of FBFS are conducted through the Banks and certain subsidiaries of FBB. The Corporation operates as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium sized businesses, business owners, executives, professionals and high net worth individuals. The Corporation does not utilize a branch network to attract retail clients.
General Overview
•	Total assets were $1.113 billion as of March 31, 2011 compared to $1.107 billion as of December 31, 2010.
•	Net income for the three months ended March 31, 2011 was $1.3 million compared to net income of $899,000 for the three months ended March 31, 2010.
•	Diluted earnings per common share for the three months ended March 31, 2011 was $0.52 compared to diluted earnings per common share of $0.35 for the three months ended March 31, 2010.
•	Net interest margin increased to 3.14% for the three months ended March 31, 2011 compared to 3.00% for the three months ended March 31, 2010.
•	Top line revenue increased 7.2% to $10.2 million for the three months ended March 31, 2011 compared to $9.5 million for the three months ended March 31, 2010.
•	Loan and lease loss provision was $1.4 million for the three months ended March 31, 2011 compared to $1.3 million for same time period in the prior year. Allowance for loan and lease loss as a percentage of gross loans and leases was 1.93% at March 31, 2011 compared to 1.85% at December 31, 2010.
•	Annualized return on average equity and return on average assets were 9.62% and 0.48%, respectively, for the three month period ended March 31, 2011, compared to 6.46% and 0.33%, respectively, for the same time period in 2010.

Results of Operations
Top Line Revenue. Top line revenue is comprised of net interest income and non-interest income. This measurement is also commonly referred to as operating revenue. Top line revenue grew 7.2% for the three months ended March 31, 2011, as compared to the same period in the prior year. The components of top line revenue were as follows:

	For the Three Months Ended March 31,
	2011	2010	Change
	(Dollars In Thousands)

Net interest income	$8,484	$7,847	8.1%
Non-interest income	1,672	1,629	2.6

Total top line revenue	$10,156	$9,476	7.2

Core Earnings
Core earnings is comprised of our pre-tax income adding back our provision for loan and leases losses, other identifiable costs of credit and other discrete items that are unrelated to our core business activities. In our judgment, the presentation of core earnings allows our management team, investors and analysts to better assess the growth of our core business by removing the volatility that is associated with costs of credit and other discrete items that are unrelated to our core business, and facilitate a more streamlined comparison of core growth to our benchmark peers. Core earnings is a non-GAAP financial measure that does not represent and should not be considered as an alternative to net income derived in accordance with GAAP. Our core earnings metric has improved by 13.2% when comparing the three months ended March 31, 2011 to the three months ended March 31, 2010.

	For the three months ended March 31,
	2011	2010	Change
	(Dollars in Thousands)

Income before income tax expense	$1,992	$1,588	25.4%
Add back:
Provision for loan and lease loss	1,404	1,344	4.5
Loss on foreclosed properties	51	113	(54.9)

Core earnings	$3,447	$3,045	13.2

Return on Equity and Return on Assets. Annualized return on equity for the three months ended March 31, 2011 was 9.62% compared to 6.46% for the three months ended March 31, 2010. The increase in return on equity was due to the improvement in net income. We view return on equity to be an important measure of profitability, and we are continuing to focus on improving our return on equity by enhancing the overall profitability of our client relationships, controlling our expenses and minimizing our costs of credit. Annualized return on average assets for the three months ended March 31, 2011 was 0.48% compared to 0.33% for the three months ended March 31, 2010. The increase in return on average assets was primarily due to the improvement in net income.
Net Interest Income. Net interest income depends on the amounts of and yields on interest-earning assets as compared to the amounts of and rates paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management procedures to prepare and respond to such changes.

The table below provides information with respect to (1) the change in interest income attributable to changes in rate (changes in rate multiplied by prior volume), (2) the change in interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (3) the change in interest income attributable to changes in rate/volume (changes in rate multiplied by changes in volume) for the three months ended March 31, 2011 compared to the same period of 2010.

	Increase (Decrease) for the Three Months Ended March 31,
	2011 Compared to 2010
			Rate/
	Rate	Volume	Volume	Net
	(In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans	$(324)	$155	$(6)	$(175)
Commercial and industrial loans	(248)	275	(17)	10
Direct financing leases	(11)	(127)	3	(135)
Other loans	26	3	1	30

Total loans and leases receivable	(557)	306	(19)	(270)
Mortgage-related securities	(216)	244	(46)	(18)
FHLB Stock	1	—	—	1
Short-term investments	(3)	(7)	1	(9)

Total net change in income on interest-earning assets	(775)	543	(64)	(296)

Interest-Bearing Liabilities
NOW accounts	(22)	(42)	13	(51)
Money market	(212)	87	(22)	(147)
Certificates of deposit	(119)	(32)	8	(143)
Brokered certificates of deposit	(740)	269	(49)	(520)

Total deposits	(1,093)	282	(50)	(861)
FHLB advances	39	(202)	(37)	(200)
Other borrowings	3	124	1	128
Junior subordinated notes	—	—	—	—

Total net change in expense on interest-bearing liabilities	(1,051)	204	(86)	(933)

Net change in net interest income	$276	$339	$(22)	$637

The table below shows our average balances, interest, average rates, net interest margin and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the three months ended March 31, 2011 and 2010. The average balances are derived from average daily balances.

	For the Three Months Ended March 31,
	2011			2010
	Average		Average	Average		Average
	balance	Interest	yield/cost	balance	Interest	yield/cost
	(Dollars In Thousands)
Interest-Earning Assets
Commercial real estate and other mortgage loans(1)	$615,327	$8,292	5.39%	$604,287	$8,467	5.60%
Commercial and industrial loans(1)	217,375	4,166	7.67	203,904	4,156	8.15
Direct financing leases(1)	18,439	280	6.07	26,576	415	6.25
Other loans	19,062	182	3.82	18,659	152	3.26

Total loans and leases receivable(1)	870,203	12,920	5.94	853,426	13,190	6.18
Mortgage-related securities(2)	152,823	1,117	2.92	125,775	1,135	3.61
Federal Home Loan Bank stock	2,367	1	0.10	2,367	—	—
Short-term investments	55,189	32	0.23	66,398	41	0.25

Total interest-earning assets	1,080,582	14,070	5.21	1,047,966	14,366	5.48

Non-interest-earning assets	50,370			47,327

Total assets	$1,130,952			$1,095,293

Interest-Bearing Liabilities
NOW accounts	$30,584	21	0.27	$72,629	72	0.40
Money market	294,434	722	0.98	267,756	869	1.30
Certificates of deposits	82,177	318	1.55	88,253	461	2.09
Brokered certificates of deposit	495,028	3,589	2.90	464,657	4,109	3.54

Total interest-bearing deposits	902,223	4,650	2.06	893,295	5,511	2.47
FHLB advances	1,159	16	5.44	18,503	216	4.67
Other borrowings	48,380	646	5.34	39,010	518	5.31
Junior subordinated notes	10,315	274	10.63	10,315	274	10.63

Total interest-bearing liabilities	962,077	5,586	2.32	961,123	6,519	2.71

Non-interest-bearing demand deposit accounts	102,302			67,136
Other non-interest-bearing liabilities	10,504			11,374

Total liabilities	1,074,883			1,039,633
Stockholders’ equity	56,069			55,660

Total liabilities and stockholders’ equity	$1,130,952			$1,095,293

Net interest income		$8,484			$7,847

Interest rate spread			2.89%			2.77%
Net interest-earning assets	$118,505			$86,843

Net interest margin			3.14%			3.00%
Average interest-earning assets to average interest-bearing liabilities	112.32%			109.04%
Return on average assets	0.48			0.33
Return on average equity	9.62			6.46
Average equity to average assets	4.96			5.08
Non-interest expense to average assets	2.39			2.39

(1)	The average balances of loans and leases include non-performing loans and leases. Interest income related to non-performing loans and leases is recognized when collected.

(2)	Includes amortized cost basis of assets available for sale.

Net interest income increased by $637,000, or 8.1%, during the three months ended March 31, 2011 compared to the same period in 2010. The increase in net interest income is primarily attributable to favorable rate variances from the lower cost of deposits. The Federal Reserve held interest rates constant across the three-month periods ended March 31, 2011 and March 31, 2010. Therefore the majority of the increase in net interest income associated with rate variances was caused by pricing deposits commensurate with current market conditions and demands along with replacing higher yielding maturing brokered certificates of deposits at lower current market rates.
The yield on average earning assets for the three months ended March 31, 2011 was 5.21% compared to 5.48% for the three months ended March 31, 2010. The yield on average earning assets for the three months ended March 31, 2011 was negatively affected by the overall change in the investment portfolio. We have invested in collateralized mortgage obligations with structured cash flow payments. The cash flows generated from these expected prepayments are typically reinvested in additional collateralized mortgage obligations. Given the continued low rate environment, the overall coupon on new security purchases has typically been lower than the rates on securities that experience prepayments. This has caused the investment yield to decline by approximately 69 basis points.
Interest income can also be significantly influenced by one-time prepayment fees and other fees collected in lieu of interest when the activity of collection is not consistent between reporting periods. For the three months ended March 31, 2011, total fees in lieu of interest collected that influence net interest income were $880,000 as compared to $1.3 million for the three months ended March 31, 2010. This decline in fees collected in lieu of interest is the primary reason for the decline in the overall yield on the commercial and industrial loan portfolio. The yield on loans and leases receivable decreased by approximately 24 basis points to 5.94% for the three months ended March 31, 2011 from 6.18% for the comparable period of the prior year. The decline in the overall yields on the loan and lease portfolio is mainly the result of a lower level of fees collected in lieu of interest coupled with the increased impact of a higher average non-accrual portfolio. The effects of these items are partially offset by pricing and mix of the loan and lease portfolio as we continue to improve our credit spreads on our fixed rate loan portfolio commensurate with current economic conditions and market demands and a continued increase in the dollar amount and number of variable rate loans with interest rate floors in excess of the current market rates.
The overall weighted average rate paid on interest-bearing liabilities was 2.32% for the three months ended March 31, 2011, a decrease of 39 basis points from 2.71% for the three months ended March 31, 2010. The decrease in the overall rate on the interest-bearing liabilities was primarily caused by the replacement of maturing certificates of deposits, including brokered certificates of deposits, at lower current market rates and a lower rate paid on our money market accounts.
Net interest margin increased 14 basis points to 3.14% for the three months ended March 31, 2011 from 3.00% for the three months ended March 31, 2010. The improvement in net interest margin correlates to a 12 basis point increase in the net interest rate spread.
Provision for Loan and Lease Losses. The provision for loan and lease losses totaled $1.4 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively. We determine our provision for loan and lease losses based upon credit risk and other subjective factors pursuant to our allowance for loan and lease loss methodology, the magnitude of current and historical net charge-offs recorded in the period and the amount of reserves established for impaired loans that present collateral shortfall positions.

During the three months ended March 31, 2011 and 2010, the factors influencing the provision for loan and lease losses were the following:

	For the three months ended
	March 31,
	2011	2010

Changes in the provision for loan and lease losses associated with:
Establishment/modification of specific reserves on impaired loans, net	$406	$1,268
Increase in allowance for loan and lease loss reserve due to subjective factor changes	53	—
Charge-offs in excess of specific reserves	815	126
Recoveries	(28)	—
Change in inherent risk of the loan and lease portfolio	158	(50)

Total provision for loan and lease losses	$1,404	$1,344

The establishment/modification of specific reserves represents new specific reserves established on impaired loans where collateral shortfalls are present but we believe that we will be able to recover our principal. Charge-offs in excess of specific reserves represent an additional provision for loan and lease losses required to maintain the allowance for loan and leases at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. Charge-offs in excess of recoveries can occur in situations where a loan has previously been partially written down to its estimated fair value and continues to decline, rapid deterioration of a credit that requires an immediate partial or full charge-off, or amounts where the specific reserve was not adequate to cover the amount of the required charge-off. Change in the inherent risk of the portfolio can be influenced by growth or migration in and out of an impaired loan classification where a specific evaluation of a particular credit may be required rather than the application of a general reserve ratio. Refer to Asset Quality for further information regarding the overall credit quality of our loan and lease portfolio.
Non-interest income. Non-interest income, consisting primarily of fees earned for trust and investment services, service charges on deposits, income from bank-owned life insurance and loan fees increased by $43,000, or 2.7%, to $1.7 million for the three months ended March 31, 2011 from $1.6 million for the three months ended March 31, 2010. The increase was primarily due to an increase in trust and investment services fee income and loan fees partially offset by a decline in other interest income.
Trust and investment services fee income increased by $74,000, or 17.0%, to $641,000 for the three months ended March 31, 2011 from $567,000 for the three months ended March 31, 2010. Trust and investment services fee income is driven by the amount of assets under management and administration and is influenced by the timing and volatility of the equity markets coupled with our ability to continue to add clients to our portfolio. At March 31, 2011, we had $425.8 million of trust assets under management compared to $399.4 million at December 31, 2010 and $357.9 million at March 31, 2010. Assets under administration were $131.7 million at March 31, 2011 compared to $127.5 million at December 31, 2010 and $117.2 million at March 31, 2010. Our sales pipeline continues to be strong and we expect to continue to add to our assets under management, but we expect that assets under management and trust and investment services fee income will continue to be affected by market volatility.
Loan fees increased by $40,000, or 13.7%, to $331,000 for the three months ended March 31, 2011 from $291,000 for the three months ended March 31, 2010. The increase in loan fees was primarily related to an increase of other asset based loan fees collected.
Other non-interest income decreased by $52,000, or 32.5%, to $108,000 for the three months ended March 31, 2011 from $160,000 for the three months ended March 31, 2010. The decrease in other non-interest income is directly related to the level of gains on sales of leased equipment. During the first quarter of 2011, we experienced fewer end of lease terminations than during the first quarter of 2010.

Non-interest expense. Non-interest expense increased by $216,000, or 3.3%, to $6.8 million for the three months ended March 31, 2011 from $6.5 million for the comparable period of 2010. The increase in non-interest expense was primarily caused by an increase in compensation expense and marketing expense, partially offset by a decline in professional fees.
Compensation expense increased by $242,000, or 6.9%, to $3.7 million for the three months ended March 31, 2011 from $3.5 million for the three months ended March 31, 2010. The increase was associated with three primary factors including increased salary expense due to annual merit increases, additional expense associated with the employer portion of social security taxes due to the payment of non-equity incentive cash payments during the first quarter 2011 and increased expense associated with employer match for amounts contributed to the employee’s 401(k) plan. The increase in social security expense and employer match was due to the payment of the non-equity incentive plan where a similar payment was not made in the comparable period of 2010.
Marketing expense increased by $84,000, or 43.1%, to $279,000 for the three months ended March 31, 2011 from $195,000 for the three months ended March 31, 2010. The increase in marketing expense was a direct result of the timing associated with the execution of certain marketing strategies.
Professional fees expense decreased by $92,000, or 17.8%, to $427,000 for the three months ended March 31, 2011 from $519,000 for the three months ended March 31, 2010. The decrease in professional fees was primarily the result of lower recruiting expenses paid to hire new employees coupled with lower audit fees accrued due to the change in the scope of the audit to eliminate the need for a SOX 404(b) attestation, partially offset by an increase in regulatory fees and other legal fees associated with general corporate matters.
Income Taxes. Income tax expense was $643,000 for the three months ended March 31, 2011, with an effective rate of 32.2%, compared to income tax expense $689,000, with an effective tax rate of 43.4%, for the three months ended March 31, 2010. The effective tax rate differs from the federal statutory corporate tax rate as follows:

	For the three months ended March 31,
	2011	2010
Statutory federal tax rate	34.0%	34.0%
State taxes, net of federal benefit	4.1	4.2
FIN 48 interest, net of federal benefit	—	2.6
Bank owned life insurance	(2.9)	(3.5)
Tax exempt income	(3.4)	(0.1)
Discrete items	(0.3)	3.7
Other	0.8	2.5

	32.3%	43.4%

Generally, the provision for income taxes is determined by applying an estimated annual effective income tax rate to income before taxes. Typically, the rate is based on the most recent annualized forecast of pretax income, book versus tax differences and tax credits, if any. If we determine that a reliable annual effective tax rate cannot be determined, the actual effective tax rate for the year-to-date period may be used. We re-evaluate the income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.

Financial Condition
General. Our total assets remained relatively consistent increasing by $5.8 million to $1.113 billion at March 31, 2011 from $1.107 billion at December 31, 2010.
Short-term investments. Short-term investments increased by $9.5 million to $60.3 million at March 31, 2011 from $50.8 million at December 31, 2010. Our short-term investments primarily consist of interest-bearing deposits held at the Federal Reserve Bank. The level of our short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of brokered deposits, funding of loan growth when opportunities are presented, and the level of our available-for-sale securities portfolio. We value the safety and soundness provided by the Federal Reserve Bank and incorporate short-term investments in our on-balance sheet liquidity program. Please refer to Liquidity and Capital Resources for further discussion.
Securities. Securities available-for-sale increased by $6.4 million, or 4.2%, to $159.8 million at March 31, 2011 from $153.4 million at December 31, 2010, primarily due to additional purchases of government agency collateralized mortgage obligations. Our available-for-sale investment portfolio primarily consists of collateralized mortgage obligations and is used to provide a source of liquidity, including the ability to pledge securities, while contributing to the earnings potential of the Banks. We purchase investment securities intended to protect our net interest margin while maintaining an acceptable risk profile. While collateralized mortgage obligations present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal as substantially all of the obligations we hold were issued by the Government National Mortgage Association (GNMA), a U.S. Government agency. The estimated prepayment streams associated with this portfolio also allow us to better match our short-term liabilities. The Banks’ investment policies allow for various types of investments including tax-exempt municipal securities.
During the three months ended March 31, 2011, we recognized unrealized holding losses of $537,000 through other comprehensive income. All of the securities we hold have active trading markets, and we are not currently experiencing difficulties in pricing our securities. Our portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers of our securities as previously discussed. If interest rates decline and the credit quality of the securities remain positive, the market value of our debt securities portfolio should improve. If interest rates increase and the credit quality of the securities remain positive, the market value of our debt securities portfolio should decline. No securities within our portfolio were deemed to be other-than-temporarily impaired as of March 31, 2011.
Loans and Leases Receivable. Loans and leases receivable, net of allowance for loan and lease losses, decreased by $9.8 million, or 1.1%, to $851.1 million at March 31, 2011 from $860.9 million at December 31, 2010. We principally originate commercial business loans and commercial real estate loans. The overall mix of the loan and lease portfolio at March 31, 2011 remained generally consistent with the mix at December 31, 2010, continuing to have a concentration in commercial real estate mortgage loans at 71.3% of our total loan and lease portfolio. We are seeing demands for new loans; however, the economic environment continues to present challenges. We remain committed to our underwriting standards and as a result our loan growth has declined from December 31, 2010.
The allowance for loan and lease losses as a percentage of gross loans and leases was 1.93% and 1.85% as of March 31, 2011 and December 31, 2010, respectively. Non-accrual loans and leases as a percentage of gross loans and leases increased to 4.51% at March 31, 2011 compared to 4.37% at December 31, 2010. We continue to work through many of our problem loans and are experiencing success in certain of our exit strategies; however, we continue to identify new loans or leases where we believe that the borrowers do not have adequate liquidity to make their payments in accordance with the terms of the contractual arrangements. Therefore, we consider these assets to be impaired and have placed them on non-accrual. During the three months ended March 31, 2011, we recorded net charge-offs of approximately $873,000 on impaired loans and leases within our loan and lease portfolio primarily due to declining real estate values supporting our loans where the collateral is no longer sufficient to cover the outstanding principal and the borrowers do not have any other means to repay the obligation. During the three months ended March 31, 2011, approximately 51% of the charge-offs were related to construction and land development loans with various borrowers.

Given continued charge-offs and increased indicators of impairment of loans and leases, we recorded a $1.4 million provision for loan and lease losses in the three months ended March 31, 2011. Taking into consideration the level of charge-offs recorded and the need for additional specific reserves on impaired loans with estimated collateral shortfalls, we concluded that an appropriate allowance for loan and lease losses as of March 31, 2011 was $16.8 million, or 1.93% of gross loans and leases. Refer to the Asset Quality section for more information.
Deposits. As of March 31, 2011, deposits increased by $7.8 million to $996.1 million from $988.3 million at December 31, 2010. Deposits are the primary source of the Banks’ funds for lending and other investment activities. A variety of accounts are designed to attract both short- and long-term deposits. These accounts include demand, NOW, money market and time deposits. Deposit terms offered by the Banks vary according to the minimum balance required, the time period the funds must remain on deposit, the rates and products offered by marketplace competition and the interest rates charged on other sources of funds, among other factors. Attracting in-market deposits has been a renewed focus of the Banks’ business development officers. With two separately chartered financial institutions within our company, we have the ability to offer our clients additional FDIC insurance coverage by maintaining separate deposits with each Bank. The increase in deposits is a result of successful marketing efforts to attract deposit relationships. With the change in the regulations regarding the interest limits on NOW accounts to qualify for unlimited FDIC insurance, we are beginning to see a shift in our balances out of NOW accounts and into demand deposit accounts.
The Banks’ in-market deposits are obtained primarily from Dane, Waukesha and Outagamie Counties. Of our total deposits, approximately $505.0 million, or 50.7%, were considered in-market deposits at March 31, 2011. This compares to in-market deposits of $489.2 million, or 49.5%, at December 31, 2010. Our average in-market deposits for the three months ended March 31, 2011 were $509.5 million as compared to our average in-market deposits for the three months ended March 31, 2010 of $495.8 million. We focus our efforts on maintaining and building relationships which in turn increases our overall in-market presence. We continue to remain focused on increasing our in-market deposit base and reducing our overall dependency on brokered certificates of deposits; however, as changes in regulation occur, specifically as outlined in the Dodd-Frank Act, and other amendments by the FDIC, we cannot be assured that our clients will maintain their balances solely with our institution. Our competition and the banking industry as a whole will also face this challenge, and we believe that new opportunities to develop relationships and attract new money will be available.
At March 31, 2011, $491.0 million of the Banks’ time deposits were comprised of brokered deposits compared to $499.1 million at December 31, 2010. Brokered deposits are generally a lower cost source of funds when compared to the interest rates on deposits with similar terms that would need to be offered in the local markets to generate a sufficient level of funds. Brokered certificates of deposit represented 49.3% and 50.5% of total deposits at March 31, 2011 and December 31, 2010, respectively. The Banks’ liquidity policy limits the amount of brokered deposits to 75% of total deposits. The Banks were in compliance with the policy limits throughout 2011 and 2010.
Asset Quality
Non-performing Assets. Non-performing assets consisted of non-accrual loans and leases and foreclosed properties totaling $41.5 million, or 3.73% of total assets, as of March 31, 2011, an increase in non-performing assets of 3.39%, or $1.4 million, from December 31, 2010. Non-performing assets were $40.2 million, or 3.63% of total assets, at December 31, 2010. The increase in non-performing assets was the result of continued identification of additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including but not limited to, the ability to sell land, inadequate cash flow from the operations of the underlying businesses, or final determinations by our clients to file bankruptcy, partially offset by non-accrual loans that either continued to make payments, were charged-off partially or completely, or where the entire unpaid principal was paid in full. We expect current economic conditions to remain the same for the near term. As a result, we expect that we will continue to experience elevated levels of impaired loans and leases.

Impaired loans and leases exhibit weaknesses that inhibit repayment in compliance with the original note or lease terms. However, the measurement of impairment on loans and leases may not always result in a specific reserve included in the allowance for loan and lease losses. As part of the underwriting process as well as our ongoing monitoring efforts, we try to ensure that we have adequate collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases either do not require additional specific reserves or a minimal amount of required specific reserve as we believe the loans and leases are adequately collateralized as of the measurement period. In addition, management is proactive in recording charge-offs to bring loans to their estimated fair value in situations where it is determined with certainty that we will not recover our entire principal. This practice leads to a lower allowance for loan and lease loss to non-accrual loans and leases ratio. As of March 31, 2011 and December 31, 2010, our allowance for loan and lease losses to total non-accrual loans and leases was 42.87% and 42.37%, respectively. Given our business practices, management believes that this coverage ratio is appropriate for the probable losses inherent in our portfolio as of March 31, 2011.
Our non-accrual loans and leases consisted of the following at March 31, 2011 and December 31, 2010, respectively:

	March 31,	December 31,
	2011	2010
	(Dollars In Thousands)

Non-accrual loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$6,754	$6,283
Commercial real estate — non-owner occupied	5,303	5,144
Construction and land development	9,499	9,275
Multi-family	4,553	4,186
1-4 family	4,591	4,237

Total non-accrual commercial real estate	30,700	29,125

Commercial and industrial	5,564	6,436
Direct financing leases, net	—	—

Consumer and other:
Home equity and second mortgage	1,060	939
Other	1,866	1,906

Total non-accrual consumer and other loans	2,926	2,845

Total non-accrual loans and leases	39,190	38,406
Foreclosed properties, net	2,327	1,750

Total non-performing assets	$41,517	$40,156

Performing troubled debt restructurings	$—	$718

Total non-accrual loans and leases to gross loans and leases	4.51%	4.37%
Total non-performing assets to total assets	3.73	3.63
Allowance for loan and lease losses to gross loans and leases	1.93	1.85
Allowance for loan and lease losses to non-accrual loans and leases	42.87	42.37

A summary of our current period non-accrual loan activity is as follows (In Thousands):

Non-accrual loans and leases as of December 31, 2010	$38,406
Loans and leases transferred into non-accrual status	5,887
Loans and leases returned to accrual status	—
Loans and leases transferred to foreclosed properties	(935)
Loans and leases partially or fully charged-off	(901)
Loans and leases fully paid-off	(1,548)
Principal payments applied to non-accrual loans and leases	(1,719)

Non-accrual loans and leases as of March 31, 2011	$39,190

A summary of our current period foreclosed properties activity is as follows (In Thousands):

Foreclosed properties as of December 31, 2010	$1,750
Loans transferred to foreclosed properties	935
Proceeds from sale of foreclosed properties	(307)
Gain on sale of foreclosed properties	18
Impairment valuation	(69)

Foreclosed properties as of March 31, 2011	$2,327

The following represents information regarding our impaired loans:

	As of and for	As of and for
	the Three	the Year
	Months Ended	Ended
	March 31,	December 31,
	2011	2010
	(In Thousands)
Impaired loans and leases with no impairment reserves required	$19,752	$19,749
Impaired loans and leases with impairment reserves required	19,438	19,375

Total impaired loans and leases	39,190	39,124
Less:
Impairment reserve (included in allowance for loan and lease losses)	3,778	3,459

Net impaired loans and leases	$35,412	$35,665

Average impaired loans and leases	$38,014	$29,714

Foregone interest income attributable to impaired loans and leases	$756	$2,702
Interest income recognized on impaired loans and leases	(124)	(102)

Net foregone interest income on impaired loans and leases	$632	$2,600

Net foregone interest income on impaired loans and leases for the three months ended March 31, 2010 was $486,000.
Specific reserves are established on impaired loans when evidence of a collateral shortfall exists and we believe that there continues to be potential for us to recover our outstanding principal. When we are certain that we will not recover our principal on a loan or lease, we record a charge-off for the amount we deem uncollectible. We record the charge-off through our allowance for loan and lease losses. For the three months ended March 31, 2011, we recorded net charge-offs of $873,000 compared to recording net charge-offs for the three months ended March 31, 2010 of $126,000. We continue to proactively monitor our loan and lease portfolio for further deterioration and apply our prescribed allowance for loan and lease loss reserve methodology. We believe that our allowance for loan and lease loss reserve was recorded at the appropriate value at March 31, 2011; however, given ongoing complexities with current workout situations, the lack of significant improvement in economic conditions and continued declines in collateral values, further charge-offs and increased provisions for loan losses could be recorded if additional facts and circumstances lead us to a different conclusion.

A summary of the activity in the allowance for loan and lease losses follows:

	For the Three Months Ended
	March 31,
	2011	2010
	(Dollars In Thousands)

Allowance at beginning of period	$16,271	$14,124

Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	(186)	—
Construction and land development	(458)	(15)
Multi-family	(3)	—
1-4 family	(154)	(110)
Commercial and industrial	(1)	(2)
Consumer and other
Home equity and second mortgage	(90)	—
Other	(9)	—

Total charge-offs	(901)	(127)

Recoveries:
Commercial and industrial	9	1
Direct financing leases	8	—
Consumer and other
Home equity and second mortgage	11	—

Total recoveries	28	1

Net charge-offs	(873)	(126)
Provision for loan and lease losses	1,404	1,344

Allowance at end of period	$16,802	$15,342

Annualized net charge-offs as a % of average gross loans and leases	0.40%	0.06%
Liquidity and Capital Resources
During the three months ended March 31, 2011 and the year ended December 31, 2010, the Banks did not make any dividend payments to the Corporation. The Banks are subject to certain regulatory limitations regarding their ability to pay dividends to the Corporation. We believe that the Corporation will not be adversely affected by these dividend limitations. The Corporation expects to meet its liquidity needs through existing cash flow sources, its third party senior line of credit, dividends received from the Banks or a combination thereof. The Corporation’s principal liquidity requirements at March 31, 2011 are the repayment of the outstanding balance on its senior line of credit, interest payments due on subordinated notes and interest payments due on junior subordinated notes. The capital ratios of the Corporation and its subsidiaries continue to meet all applicable regulatory capital adequacy requirements and have either remained stable or have shown signs of improvement from December 31, 2010.
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

We view on-balance sheet liquidity as a critical element to maintaining adequate liquidity to meet our cash and collateral obligations. We define our on-balance sheet liquidity as the total of our short-term investments and our unpledged securities available-for-sale. As of March 31, 2011, our immediate on-balance sheet liquidity was $184.0 million. At March 31, 2011 and December 31, 2010, the Banks had $51.2 million and $40.8 million on deposit with the Federal Reserve Bank, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our on-balance sheet liquidity in our interest bearing accounts with the Federal Reserve Bank, as we value the safety and soundness provided by the Federal Reserve Bank. We do plan to utilize excess liquidity to pay down maturing debt, pay down maturing brokered certificates of deposit, or invest in securities to maintain adequate liquidity at an improved margin. Should loan growth opportunities be presented, we would also expect to utilize excess liquidity to fund loan portfolio growth.
We had $491.0 million of outstanding brokered deposits at March 31, 2011, compared to $499.1 million of brokered deposits as of December 31, 2010. We are committed to our continued efforts to raise in-market deposits and reduce our overall dependence on brokered certificates of deposit. However, brokered deposits are an efficient source of funding for the Banks and allow them to gather funds across a larger geographic base at price levels and maturities that are more attractive than single service deposits when required to raise a similar level of deposits within a short time period. Access to such deposits allows us the flexibility to decline pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with brokered deposits are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. Our in-market relationships remain stable; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will likely continue to use brokered deposits to compensate for shortfalls in deposit gathering in maturity periods, typically three to five years, needed to effectively match the interest rate sensitivity measured through our defined asset/liability management process. In order to provide for ongoing liquidity and funding, all of our brokered deposits are certificates of deposit that do not allow for withdrawal at the option of the depositor before the stated maturity.
The Banks have been able to access the brokered certificate of deposit market as needed at rates and terms comparable to market standards. In the event that there is a disruption in the availability of brokered deposits at maturity, the Banks have managed the maturity structure so that at least one year of maturities could be funded through borrowings with the Federal Home Loan Bank or Federal Reserve Discount Window utilizing currently unencumbered securities as collateral. We believe the Banks will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities and have the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill their liquidity needs.
The Banks are required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Banks have sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
Contractual Obligations and Off-balance Sheet Arrangements
There have been no significant changes to the Corporation’s contractual obligations and off-balance arrangements disclosed in our Form 10-K for the year ended December 31, 2010. We continue to believe that we have adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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
The process of asset and liability management requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Our economic sensitivity to changes in interest rates at March 31, 2011 has not changed materially since December 31, 2010.

Item 4.	Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2011.
There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
There have been no material changes to risk factors as previously disclosed in Item 1A. to Part I of the Corporation’s Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total		as Part of	Yet Be
	Number of	Average	Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased(1)	Per Share	or Programs	Programs(2)

January 1, 2011 — January 31, 2011	282	$12.13	—	$177,150
February 1, 2011 — February 28, 2011	—	—	—	177,150
March 1, 2011 — March 31, 2011	—	—	—	177,150

(1)	The shares in this column represent the 282 shares that were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted shares during the three months ended March 31, 2011.

(2)	On November 20, 2007, the Corporation publicly announced a stock repurchase program whereby the Corporation may repurchase up to $1,000,000 of the Corporation’s outstanding stock. As of March 31, 2011, approximately $177,150 remains available to repurchase the Corporation’s outstanding stock. There currently is no expiration date to this stock repurchase program.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Reserved

Item 5.	Other Information.
None.

Item 6.	Exhibits.

(31.1)	Certification of the Chief Executive Officer.
(31.2)	Certification of the Chief Financial Officer.
(32)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. paragraph 1350.

Signatures
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
April 29, 2011	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

April 29, 2011	/s/ James F. Ropella
James F. Ropella
Chief Financial Officer

FIRST BUSINESS FINANCIAL SERVICES, INC.
Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. paragraph 1350